Form 10-Q
period 2014-06-30
Westlake Chemical Partners LP
filed 2014-09-08
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-36567

Westlake Chemical Partners LP
(Exact name of Registrant as specified in its charter)

Delaware	32-0436529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2801 Post Oak Boulevard, Suite 600
Houston, Texas 77056
(Address of principal executive offices, including zip code)
(713) 585-2900
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of September 2, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
COMBINED CARVE-OUT BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013

	(in thousands of dollars)
ASSETS
Current assets
Accounts receivable, net	$61,257	$71,812
Inventories	97,381	116,377
Prepaid expenses and other current assets	45	257
Deferred income taxes	4,448	4,448
Total current assets	163,131	192,894
Property, plant and equipment, net	835,660	762,972
Equity investment	10,196	10,411
Other assets, net
Goodwill and intangible assets, net	5,873	5,873
Deferred charges and other assets, net	60,187	69,324
Total other assets, net	66,060	75,197
Total assets	$1,075,047	$1,041,474
LIABILITIES
Current liabilities
Accounts payable	$114,171	$122,564
Accrued liabilities	29,117	26,688
Total current liabilities	143,288	149,252
Long-term debt payable to Westlake	364,587	252,973
Deferred income taxes	189,668	182,855
Other liabilities	967	962
Total liabilities	698,510	586,042
Commitments and contingencies (Notes 9 and 15)
NET INVESTMENT
Net investment	376,537	455,432
Total liabilities and net investment	$1,075,047	$1,041,474
The accompanying notes are an integral part of the combined carve-out financial statements.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
COMBINED CARVE-OUT STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands of dollars)
Revenue
Net ethylene sales—Westlake	$415,033	$389,560	$798,960	$804,069
Net co-product, ethylene and feedstock sales—third parties	109,102	135,199	285,189	221,607
Total net sales	524,135	524,759	1,084,149	1,025,676
Cost of sales	277,589	286,604	605,289	597,511
Gross profit	246,546	238,155	478,860	428,165
Selling, general and administrative expenses	6,165	6,764	13,943	12,935
Income from operations	240,381	231,391	464,917	415,230
Other income (expense)
Interest expense—Westlake	(4,105)	(1,648)	(7,696)	(2,598)
Other income, net	1,397	1,215	2,649	5,260
Income before income taxes	237,673	230,958	459,870	417,892
Provision for income taxes	83,829	81,924	162,152	148,133
Net income	$153,844	$149,034	$297,718	$269,759
The accompanying notes are an integral part of the combined carve-out financial statements.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
COMBINED CARVE-OUT STATEMENTS OF CHANGES IN NET INVESTMENT
(Unaudited)

	Six Months Ended June 30,
	2014	2013

	(in thousands of dollars)
Net investment
Balance at beginning of the period	$455,432	$273,812
Net income	297,718	269,759
Net distributions:
Contribution of debt payable to Westlake into net investment	—	238,600
Distributions to Westlake, net	(376,613)	(265,446)
Net distributions to Westlake	(376,613)	(26,846)
Balance at end of the period	$376,537	$516,725
The accompanying notes are an integral part of the combined carve-out financial statements.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
COMBINED CARVE-OUT STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013

	(in thousands of dollars)
Cash flows from operating activities
Net income	$297,718	$269,759
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,282	35,360
Provision for (recovery of) doubtful accounts	65	(66)
Loss from disposition of fixed assets	1,238	1,384
Deferred income taxes	6,813	18,238
Equity in loss of joint venture, net of dividends	215	216
Changes in operating assets and liabilities
Accounts receivable	9,258	(2,285)
Inventories	18,996	1,517
Prepaid expenses and other current assets	212	30
Accounts payable	(2,583)	2,477
Accrued and other liabilities	208	(16,943)
Other, net	7,499	(58,574)
Net cash provided by operating activities	378,921	251,113
Cash flows from investing activities
Additions to property, plant and equipment	(106,191)	(106,779)
Settlements of derivative instruments	(290)	(1,588)
Net cash used for investing activities	(106,481)	(108,367)
Cash flows from financing activities
Proceeds from 2013 Promissory Notes	104,173	122,700
Net distributions to Westlake	(376,613)	(265,446)
Net cash used for financing activities	(272,440)	(142,746)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
The accompanying notes are an integral part of the combined carve-out financial statements.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars)

1. Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. As of June 30, 2014 the Partnership's balance sheet reflected limited partner capital of $1 and a note receivable from limited partner of $1. On August 4, 2014, the Partnership completed its initial public offering ("IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and a common carrier ethylene pipeline (collectively, the "Contributed Assets").
Unless the context otherwise requires, references in this report to the "Predecessor," when used in a historical context (periods prior to August 4, 2014), refer to Westlake Chemical Partners LP Predecessor, the Partnership's predecessor for accounting purposes. References in this report to "the Partnership," used in the present tense or prospectively (starting August 4, 2014), refer collectively to Westlake Chemical Partners LP and Westlake Chemical OpCo LP. References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership and OpCo.
The Predecessor generates revenue predominantly by selling ethylene and ethylene co-products to Westlake and external customers. The Predecessor’s primary ethylene co-products are propylene, crude butadiene, pyrolysis gasoline and hydrogen. The Predecessor also has storage agreements and exchange agreements that allow access to customers who are not directly connected to the pipeline system. The Predecessor typically ships ethylene, propylene and hydrogen via pipeline systems that connect its ethylene plants to Westlake and numerous third-party customers. The Predecessor transports its butadiene and pyrolysis gasoline by rail or truck. The Predecessor’s operations consist of one reportable segment: ethylene production.
The Predecessor’s operations consist of the entire ethylene business, including the activities of the Contributed Assets, as well as activities which were retained by the Predecessor. Ethylene business activities retained by the Predecessor include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities.
Basis of Presentation
The Predecessor consists of the historical "carve-out" financial statements of Westlake’s entire ethylene business. The accompanying unaudited interim combined carve-out financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim combined carve-out financial statements should be read in conjunction with the combined carve-out financial statements and notes thereto of the Predecessor for the fiscal year ended December 31, 2013 included in the Partnership's prospectus dated July 29, 2014 (File No. 33-195551) (the "WLKP Prospectus"), as filed with the SEC on July 31, 2014. These interim combined carve-out financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the combined carve-out financial statements of the Predecessor for the fiscal year ended December 31, 2013.
In the opinion of management, the accompanying unaudited interim combined carve-out financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Predecessor’s interim combined carve-out financial position as of June 30, 2014, its interim combined carve-out results of operations for the three and six months ended June 30, 2014 and 2013 and the changes in its interim combined carve-out statements of cash flows for the six months ended June 30, 2014 and 2013.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2014 or any other period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.
The interim combined carve-out statements of operations also include expense allocations for certain functions historically performed by Westlake and allocated to the ethylene business, including allocations of general corporate expenses

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These allocations were based primarily on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount or other measure. The Predecessor’s management believes the assumptions underlying the interim combined carve-out financial statements, including the assumptions regarding allocation of expenses from Westlake, are reasonable and reflect all costs related to the operations of the Predecessor, including those incurred by Westlake on behalf of the Predecessor. Nevertheless, the interim combined carve-out financial statements may not include all of the expenses that would have been incurred had the Predecessor been a stand-alone company during the periods presented and may not reflect its results of operations, financial position and cash flows had the Predecessor been a stand-alone company during the periods presented.
For purposes of the Predecessor, Westlake used a centralized approach to the cash management and financing of its operations. The cash generated by the Predecessor’s operations were transferred to Westlake daily, and Westlake funded the Predecessor’s operating and investing activities as needed. Accordingly, the cash and cash equivalents generated by the Predecessor’s operations that were held by Westlake were not presented in its interim combined carve-out financial statements for any of the periods presented. The Predecessor reflected transfers of cash to and from Westlake's cash management system as a component of "Net investment" on its interim combined carve-out balance sheets, and as part of "Net distributions to Westlake" on its interim combined carve-out statements of cash flows.
2. Initial Public Offering
In connection with the IPO, the Partnership acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP. OpCo owns the Contributed Assets, as described in more detail below:

•
Lake Charles Ethylene Production Facilities. Two ethylene production facilities located in Lake Charles, Louisiana ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with a combined production capacity of approximately 2.7 billion pounds of ethylene per year, primarily consumed by Westlake in the production of higher value-added chemicals including polyethylene ("PE") and polyvinyl chloride ("PVC").

•
Calvert City Ethylene Production Facility. An ethylene production facility located in Calvert City, Kentucky ("Calvert City Olefins"), with a production capacity of approximately 630 million pounds of ethylene per year, primarily consumed by Westlake in the production of PVC.

•
Longview Pipeline. A 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas chemical complex, which includes Westlake’s Longview production facility (the "Longview Pipeline"). The Longview Pipeline serves as the primary source of feedstock for the production of ethylene derivatives at Westlake’s Longview production facility.

Other assets contributed to OpCo in conjunction with the IPO include the associated deferred turnaround costs, co-product inventories, goodwill and other assets. Additionally, OpCo assumed $246,056 of promissory notes payable to Westlake.
The Predecessor's combined carve-out financial statements reflect certain assets, liabilities and business activities that were retained by Westlake, and will therefore not be reflected in the Partnership's consolidated financial statements in future periods. Assets and liabilities which are reflected in the Predecessor's combined carve-out financial statements but which were retained by Westlake include working capital accounts, ethylene and other inventories, an equity interest in a pipeline joint venture, deferred federal income taxes, certain long-term debt payable to Westlake and other long-term liabilities. Ethylene business activities retained by the Predecessor include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities.
Initial Public Offering
On July 30, 2014, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol "WLKP." On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units at a price to the public of $24.00 per unit ($22.53 per unit net of underwriting discount), including the 1,687,500 common units that were issued pursuant to the full exercise of the underwriters' option to purchase additional common units as described in the WLKP Prospectus.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

In connection with the closing of the IPO, in exchange for Westlake’s contribution of a 5.8% limited partner interest in OpCo and OpCo's general partner interest to the Partnership, Westlake received:

•	1,436,115 common units and 12,686,115 subordinated units, representing an aggregate 52.2% limited partner interest in the Partnership; and

•	the Partnership's general partner interest and its incentive distribution rights.
The Partnership received net proceeds of $286,088 from the IPO, net of underwriting discounts, structuring fees and offering expenses of approximately $24,412. The Partnership used the net proceeds from the IPO to purchase an additional 4.8% limited partner interest in OpCo, resulting in the Partnership owning a 10.6% limited partner interest in OpCo.
From the period beginning August 4, 2012 to July 31, 2013, Westlake incurred approximately $151,729 in capital expenditures (the "Pre-August 2013 Capex") with respect to the assets contributed to OpCo. The portion of these capital expenditures incurred before January 1, 2013 was accounted for as an adjustment to Net investment, as it was funded through equity. The portion of the capital expenditures incurred from January 1, 2013 through July 31, 2013 was accounted for as a liability and is reflected as such on the Predecessor’s combined carve-out financial statements and the associated liability was retained by Westlake in connection with the closing of the IPO. During the period from August 1, 2013 to August 4, 2014, Westlake funded capital expenditures of $246,056 related to the Contributed Assets under the terms of the intercompany notes that OpCo assumed in connection with the IPO (the "August 2013 Promissory Notes"). At the close of the IPO, the outstanding balance of the August 2013 Promissory Notes was $246,056.
OpCo used the $286,088 net proceeds from the IPO it received from the Partnership to (i) establish a $55,419 turnaround reserve, (ii) reimburse $151,729 to Westlake for the Pre-August 2013 Capex, and (iii) repay $78,940 of the August 2013 Promissory Notes assumed by OpCo. Immediately after the repayment, the outstanding indebtedness payable to Westlake under the August 2013 Promissory Notes was $167,116.
Agreements with Westlake and Related Parties
The agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO.
Ethylene Sales Agreement
OpCo entered into a 12-year ethylene sales agreement with Westlake (the "Ethylene Sales Agreement"). The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of OpCo’s planned ethylene production per year (the "Minimum Commitment"), subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo’s actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option").
The fee for each pound of ethylene purchased by Westlake from OpCo up to the Minimum Commitment in any calendar year will equal:

•
the actual price OpCo pays Westlake to purchase ethane (or other feedstock, such as propane, if applicable) to produce each pound of ethylene, subject to a specified cap and a floor on the amount of feedstock that should be needed to produce each pound of ethylene; plus

•
the actual price OpCo pays Westlake to purchase natural gas to produce each pound of ethylene, subject to a specified cap and a floor on the amount of natural gas that should be needed to produce each pound of ethylene; plus

•	OpCo’s estimated operating costs (including selling, general and administrative expenses), divided by OpCo’s planned ethylene production for the year (in pounds); plus

•	a five-year average of OpCo’s expected future maintenance capital expenditures and other turnaround expenditures, divided by OpCo’s planned ethylene production capacity for the year (in pounds); less

•
the proceeds (on a per pound of ethylene basis) received by OpCo from the sale of co-products (including, but not limited to, propylene, crude butadiene, pyrolysis gasoline and hydrogen) associated with producing the ethylene purchased by Westlake; plus

•	a $0.10 per pound margin.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

The fee for the Excess Production Option, if exercised, equals OpCo’s estimated variable operating costs of producing the incremental ethylene, net of revenues from co-product sales plus a $0.10 per pound margin.
The estimated operating costs and expected future maintenance capital expenditures and other turnaround expenditures will be adjusted at the end of each year, to be applicable for the fee for the next calendar year, to reflect certain changes in forecasted costs.
The result of the fee structure is that OpCo should recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo’s aggregate production that is purchased by Westlake. The Ethylene Sales Agreement has an initial term extending until December 31, 2026 and automatically renews thereafter for successive 12-month terms unless terminated.
Feedstock Supply Agreement
OpCo entered into a feedstock supply agreement with Westlake, pursuant to which Westlake agrees to sell to OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement (the "Feedstock Supply Agreement"). The Feedstock Supply Agreement provides that OpCo obtains feedstock from Westlake, based on Westlake’s total cost of purchasing and delivering the feedstock, including applicable transportation, storage and other costs. Title and risk of loss for all feedstock purchased by OpCo through the Feedstock Supply Agreement passes to OpCo upon delivery to one of three delivery points described in the Feedstock Supply Agreement.
The Feedstock Supply Agreement has an initial term extending until December 31, 2026 and automatically renews thereafter for successive 12-month terms unless terminated by either party; provided, however, that such agreement can only be renewed in the event the Ethylene Sales Agreement is renewed simultaneously. The Feedstock Supply Agreement may, in certain circumstances, terminate concurrently with the termination of the Ethylene Sales Agreement.
Services and Secondment Agreement
OpCo entered into a services and secondment agreement with Westlake, pursuant to which OpCo provides Westlake with certain services required for the operation of Westlake’s facilities; and Westlake provides OpCo with comprehensive operating services for OpCo’s facilities, ranging from services relating to the maintenance and operations of the common facilities necessary for the operation of OpCo’s units, to making available certain shared utilities such as electricity and natural gas that are necessary for the operation of OpCo’s units. Westlake also seconded employees to OpCo to allow OpCo to operate OpCo’s facilities in an efficient and compliant manner. Such seconded employees will be under the control of OpCo while they work on OpCo’s facilities.
The services and secondment agreement has an initial 12-year term. The services and secondment agreement may be renewed thereafter upon agreement of the parties and shall automatically terminate if the Ethylene Sales Agreement terminates under certain circumstances. Westlake and OpCo each can terminate the services and secondment agreement under certain circumstances, including if the other party materially defaults on the performance of its obligations and such default continues for a 30-day period.
Site Lease Agreements
OpCo entered into two site lease agreements with Westlake pursuant to which Westlake leases to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins, respectively, and grants OpCo rights to access and use certain other portions of Westlake’s ethylene production facilities that are necessary to operate OpCo’s units at such ethylene production facilities. OpCo owes Westlake one dollar per site per year. The site lease agreements each have a term of 50 years. Each of site lease agreements may be renewed if agreed by the parties.
Omnibus Agreement
The Partnership entered into an omnibus agreement with Westlake that addresses Westlake’s indemnification of the Partnership for certain matters, including environmental and tax matters, as well as the provision by Westlake of certain management and other general and administrative services to the Partnership and its general partner and the Partnership’s reimbursement to Westlake for such services. The omnibus agreement also addresses Westlake’s right of first refusal on any proposed transfer of the ethylene production facilities that serve Westlake’s other facilities and Westlake’s right of first refusal on any proposed transfer of the Partnership's equity interests in OpCo.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

3. Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Predecessor is in the process of evaluating the impact that the new accounting guidance will have on its combined carve-out financial position, results of operations and cash flows.
4. Accounts Receivable
Accounts receivable consist of the following:

	June 30, 2014	December 31, 2013
Trade customers	$62,054	$73,594
Allowance for doubtful accounts	(2,170)	(2,105)
	59,884	71,489
Other	1,373	323
Accounts receivable, net	$61,257	$71,812
5. Inventories
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished products	$13,067	$21,330
Feedstock, additives and chemicals	69,467	80,407
Materials and supplies	14,847	14,640
Inventories	$97,381	$116,377
6. Property, Plant and Equipment
As of June 30, 2014, the Predecessor had property, plant and equipment, net totaling $835,660. The Predecessor assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Predecessor when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $15,720 and $14,662 is included in cost of sales in the interim combined carve-out statements of operations for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense on property, plant and equipment of $30,204 and $28,351 is included in cost of sales in the interim combined carve-out statements of operations for the six months ended June 30, 2014 and 2013, respectively.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

7. Other Assets
Amortization expense on other assets of $4,548 and $4,663 is included in the interim combined carve-out statements of operations for the three months ended June 30, 2014 and 2013, respectively. Amortization expense on other assets of $9,078 and $7,009 is included in the interim combined carve-out statements of operations for the six months ended June 30, 2014 and 2013, respectively.
8. Related Party Transactions
Cash Management Program
The Predecessor participates in Westlake’s centralized cash management and funding system. The Predecessor’s working capital and capital expenditure requirements have historically been part of the corporate-wide cash management program for Westlake. As part of such program, Westlake sweeps all cash generated by the Predecessor’s operations daily, and cash needed to meet the Predecessor’s operating and investing needs is provided by Westlake as necessary. Transfers of cash to and from Westlake’s cash management system are reflected as a component of Net investment on the interim combined carve-out balance sheets, and as part of "Net Distributions to Westlake" on the interim combined carve-out statements of cash flows. No interest income has been recognized on net cash swept to Westlake since, historically, the Predecessor has not charged interest on intercompany balances other than the intercompany promissory notes described in Note 9.
All significant intercompany transactions between the Predecessor and Westlake have been included in these interim combined carve-out financial statements and are considered to be effectively settled for cash in the interim combined carve-out financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the interim combined carve-out statements of cash flow as a financing activity and in the interim combined carve-out balance sheets as Net investment.
Affiliate Transactions
During the ordinary course of conducting its business, the Predecessor enters into transactions with affiliates related to the production and sale of ethylene and ethylene co-products.
The Predecessor is part of the consolidated operations of Westlake, and a majority of its revenue is derived from transactions with Westlake and its affiliates. The prices used for these related party revenue transactions may be different than prices the Predecessor might have received had they been transacted with third parties. The gross profit recognized on net ethylene sales to Westlake was $215,147 and $213,548 for the three months ended June 30, 2014 and 2013, respectively. The gross profit recognized on net ethylene sales to Westlake was $397,472 and $393,795 for the six months ended June 30, 2014 and 2013, respectively.
Historically, Westlake and its affiliates performed certain services which directly and indirectly supported the Predecessor’s operations. Personnel costs incurred by Westlake and its affiliates on the Predecessor’s behalf were charged to the Predecessor and included in either selling, general and administrative expenses or cost of sales, depending on the nature of the employee’s role in its operations. Personnel costs included in the Predecessor’s cost of sales were charged to the Predecessor based on actual payroll and other costs incurred by Westlake for employees who directly support the Predecessor’s operations. Westlake also performed certain general corporate functions for the Predecessor related to finance, legal, information technology, human resources, communications, ethics and compliance and other shared services. During the three months ended June 30, 2014 and 2013, the Predecessor was allocated $4,021 and $4,380, respectively, of indirect general corporate expenses incurred by Westlake. During the six months ended June 30, 2014 and 2013, the Predecessor was allocated $9,343 and $9,399, respectively, of indirect general corporate expenses incurred by Westlake. The costs of these general corporate functions were allocated to the Predecessor primarily on the basis of fixed assets and are included within selling, general and administrative expenses. These allocated corporate costs relate primarily to the wages and benefits of Westlake employees that support the Predecessor’s operations. Expenses incurred by Westlake and its affiliates on the Predecessor’s behalf have been allocated to the Predecessor on the basis of direct usage when identifiable. Where costs incurred on the Predecessor’s behalf could not practically be determined by specific identification, these costs were primarily allocated to the Predecessor on the basis of fixed assets, headcount or other measure. The expense allocations have been determined on a basis that both the Predecessor and Westlake consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Predecessor during the periods presented. The allocations may not, however, fully reflect the expenses the Predecessor would have incurred as a separate, publicly traded company for the periods presented. Additionally, included in cost of sales and general, selling and administrative expenses, are direct employee costs. These employees performing services on behalf of

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

the Predecessor’s operations are employees of Westlake Management Services, Inc., a subsidiary of Westlake. Included in the table below within cost of sales and selling, general and administrative are costs of such employees. In addition to the expenses that are incurred by Westlake on behalf of the Predecessor that are included in the table below, the Predecessor also incurs expenses externally from unrelated parties.
The following table shows revenues and direct and indirect expenses, including personnel costs described above, incurred by Westlake on the Predecessor’s behalf that are reflected in its interim combined carve-out statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net ethylene sales—Westlake	$415,033	$389,560	$798,960	$804,069
Cost of sales—Westlake employees	16,534	15,357	33,122	30,789
Selling, general and administrative expenses	5,142	5,495	11,618	11,182
Interest expense—Westlake	4,105	1,648	7,696	2,598
General
The Predecessor, together with other subsidiaries of Westlake not included in these interim combined carve-out financial statements, are guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. As of June 30, 2014, Westlake had no borrowings outstanding under its revolving credit facility and $754,000 outstanding under its senior notes (less the unamortized discount of $951).
9. Promissory Notes Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2014	December 31, 2013
2006 Pipeline Note (variable interest rate of prime plus 0.25%, original scheduled maturity of November 30, 2016)	$14,400	$14,400
2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	350,187	238,573
	$364,587	$252,973
In 2013, three intercompany promissory notes were issued for capital expenditures incurred by Westlake on behalf of the Predecessor’s operations (together, the "2013 Promissory Notes"). For additional information on the 2013 Promissory Notes, please read Note 9 (Promissory Notes Payable to Westlake) to the audited combined carve-out financial statements for the fiscal year ended December 31, 2013 included in the WLKP Prospectus. Proceeds drawn under the 2013 Promissory Notes during the six months ended June 30, 2014 were used to fund capital expenditures at the Predecessor’s ethylene plants.
10. Derivative Instruments
Commodity Risk Management
The Predecessor uses derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products are commodities whose prices fluctuate as market supply and demand fundamentals change. Business strategies to protect against such instability include ethylene product feedstock flexibility. The Predecessor does not use derivative instruments to engage in speculative activities.
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the interim combined carve-out statements of operations for the three and six months ended June 30, 2013. The Predecessor had no derivative instruments that were designated as fair value hedges for the three and six months ended June 30, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the interim combined carve-out statements of operations for the three and six months ended June 30, 2014 and 2013.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Predecessor would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Predecessor would continue to receive the market price on the actual volume hedged. The Predecessor also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty).
Disclosures related to the Predecessor's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Predecessor's combined carve-out balance sheets at June 30, 2014 and December 31, 2013.
The fair values of derivative instruments in the Predecessor's combined carve-out balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		June 30, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$937	$296
Total derivative assets		$937	$296

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		June 30, 2014	December 31, 2013
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$924	$176
Total derivative liabilities		$924	$176
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the Predecessor's interim combined carve-out statements of operations. For the three and six months ended June 30, 2013, there was no material ineffectiveness with regard to the Predecessor's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Commodity forward contracts	Cost of sales	$—	$1,533	$—	$(110)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Firm commitment designated as the hedged item	Cost of sales	$—	$(1,615)	$—	$(220)
The impact of derivative instruments that have not been designated as hedges on the Predecessor's interim combined carve-out statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Commodity forward contracts	Gross profit	$240	$9,382	$(371)	$16,717
See Note 11 for the fair value of the Predecessor's derivative instruments.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

11. Fair Value Measurements
The Predecessor reports certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables summarize, by level within the fair value hierarchy, the Predecessor's assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$430	$507	$937
Risk management liabilities - Commodity forward contracts	—	(924)	(924)

	December 31, 2013
	Level 1	Level 2	Total
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
The Level 2 measurements for the Predecessor's commodity contracts are derived using forward curves supplied by industry-recognized and unrelated third-party services. There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2014 and 2013.
In addition to the financial assets and liabilities above, the Predecessor has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the combined carve-out balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Predecessor's long-term debt at June 30, 2014 and December 31, 2013 are summarized in the table below. The Predecessor’s long-term debt instruments are related party promissory notes issued to Westlake. The fair value of these notes is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Predecessor’s valuation methodology used for long-term debt instruments requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Predecessor’s long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Predecessor’s long-term debt include the selection of an appropriate discount rate.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Pipeline Note	$14,400	$14,002	$14,400	$13,922
2013 Promissory Notes	350,187	350,187	238,573	238,573
12. Income Taxes
The Predecessor’s operating results have been included in Westlake Chemical Corporation’s consolidated U.S. federal and state income tax returns. Amounts presented in these interim combined carve-out financial statements related to income taxes have been determined on a separate tax return basis, and the Predecessor’s contribution to Westlake Chemical Corporation’s net operating losses and tax credits have been included in these financial statements. These amounts may not reflect tax positions taken or to be taken by Westlake Chemical Corporation and have been available for use by Westlake Chemical Corporation and may remain with Westlake Chemical Corporation after the separation from Westlake Chemical Corporation.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

The effective income tax rate was 35.3% for the six months ended June 30, 2014. The effective income tax rate for the 2014 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits. The effective income tax rate was 35.4% for the six months ended June 30, 2013. The effective income tax rate for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
13. Supplemental Information
Non-cash Operating Activity
The Predecessor settled $4,099 and $1,513 of its total interest expense incurred on related party notes as an addition to principal on promissory notes outstanding to Westlake for the three months ended June 30, 2014 and 2013, respectively. The Predecessor settled $7,441 and $2,330 of its total interest expense incurred on related party notes as an addition to principal on promissory notes outstanding to Westlake for the six months ended June 30, 2014 and 2013, respectively. Interest incurred on the 2013 Promissory Notes discussed in Note 9 may be settled through additions to principal outstanding, at the Predecessor’s option. For additional information on the 2013 Promissory Notes, please read Note 9 (Promissory Notes Payable to Westlake) to the audited combined carve-out financial statements for the fiscal year ended December 31, 2013 included in the WLKP Prospectus.
Non-cash Investing Activity
Change in capital expenditure accrual increasing additions to property, plant and equipment was $2,062 for the six months ended June 30, 2014. Change in capital expenditure accrual reducing additions to property, plant and equipment was $16,185 for the six months ended June 30, 2013.
Non-cash Financing Activity
Related party notes payable to Westlake of $238,600 were deemed settled through net investment in 2013. The non-cash settlement was recorded as an increase in Westlake’s net investment in the Predecessor. No cash was transferred in connection with the deemed settlement of these notes. See Note 9 (Promissory Notes Payable to Westlake) to the audited combined carve-out financial statements for the fiscal year ended December 31, 2013 included in the WLKP Prospectus, for a description of the intercompany debt settled in 2013 between the Predecessor and Westlake.
14. Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2014 and 2013, Westlake accounted for approximately 79.2% and 74.2%, respectively, of the Predecessor’s net sales. During the six months ended June 30, 2014 and 2013, Westlake accounted for approximately 73.7% and 78.4%, respectively, of the Predecessor’s net sales. Historically, the Predecessor sold ethylene to Westlake and the resulting related party receivables were settled immediately through net investment.
15. Commitments and Contingencies
The Predecessor is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Predecessor’s production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Predecessor.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Predecessor for any liabilities related to preexisting contamination at the complex. For its part, the Predecessor agreed to indemnify Goodrich for post-closing contamination caused by the Predecessor’s operations. The soil and groundwater at the complex, which does not include the Predecessor’s nearby PVC facility, had been extensively contaminated under Goodrich’s operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination.

WESTLAKE CHEMICAL PARTNERS LP PREDECESSOR
NOTES TO COMBINED CARVE-OUT FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars)

In 2003, litigation arose among the Predecessor, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007 and PolyOne agreed to assume 100% of responsibility for site contamination subject to the right to seek reallocation through an arbitration process. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. This arbitration is currently stayed.
State Administrative Proceedings. There are several administrative proceedings in Kentucky pertaining to the Calvert City site involving Goodrich’s Resource Conservation and Recovery Act permit which requires Goodrich to remediate contamination at the site. Site contamination is currently being addressed under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act by the Predecessor, Goodrich and PolyOne pursuant to an Administrative Settlement with the U.S. Environmental Protection Agency which requires the parties to conduct a remedial investigation and feasibility study. As a result, the state proceedings are currently stayed and corrective action under the permit has been suspended.
Monetary Relief. Except as noted above with respect to the settlement of the contract litigation among the Predecessor, Goodrich and PolyOne, there has been no determination of responsibility or any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Predecessor is not able to estimate the loss or reasonable possible loss, if any, on the Predecessor’s interim combined carve-out financial statements that could result from the resolution of these proceedings. Any cash expenditures that the Predecessor might incur in the future with respect to the remediation of contamination at the complex would likely be spread out over an extended period. As a result, the Predecessor believes it is unlikely that any remediation costs allocable to it will be material in terms of expenditures made in any individual reporting period.
Westlake has agreed to indemnify OpCo for any liabilities related to pre-existing contamination at the Calvert City plant, and OpCo has agreed to indemnity Westlake for any post-closing contamination caused by its operations of the Calvert City plant.
In addition to the matters described above, the Predecessor is involved in various routine legal proceedings incidental to the conduct of its business. The Predecessor does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
16. Subsequent Events
Contribution of Assets and Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units. See Note 2 for a description the IPO, the assets and liabilities contributed and agreements entered in connection with the closing of the IPO.
General
Subsequent events have been evaluated for recognition through the issuance date of Westlake's consolidated interim financial statements. Subsequent events have been evaluated for disclosure through the issuance date of these interim combined carve-out financial statements. There have been no other subsequent events to disclose as of this date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this report to the "Predecessor" when used in a historical context (periods prior to August 4, 2014), refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes. References in this report to "Westlake Chemical Partners LP," "the Partnership," "we," "our," "us," or like terms used in the present tense or prospectively, refer to Westlake Chemical Partners LP and its subsidiary, Westlake Chemical OpCo LP ("OpCo"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership and OpCo.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying interim combined carve-out financial statements and the notes within this Quarterly Report on Form 10-Q and the audited combined carve-out financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Westlake Chemical Partners LP prospectus related to the initial public offering (the "IPO") dated July 29, 2014 (the "WLKP Prospectus"), as filed with the SEC on July 31, 2014.
The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
The Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units. See Note 2 to the interim combined carve-out financial statements within this Quarterly Report on Form 10-Q for a description of the IPO, the assets and liabilities contributed and agreements entered in connection with the closing of the IPO.
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. Subsequent to the closing of the IPO, we own a 10.6% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retained the remaining 89.4% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner as well as 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. The initial assets contributed by Westlake to OpCo consist of three ethylene production facilities with an aggregate annual combined production capacity of approximately 3.4 billion pounds of ethylene and a 200-mile common carrier ethylene pipeline.
OpCo’s assets are integral to Westlake’s manufacturing and marketing operations in Lake Charles, Louisiana and Calvert City, Kentucky. OpCo’s initial assets and operations are organized as one reportable segment and consist of the following:

•
Lake Charles Olefins Production Facilities. Two ethylene production facilities located in Lake Charles ("Petro 1" and "Petro 2," and, collectively, "Lake Charles Olefins"), with a combined production capacity of approximately 2.7 billion pounds of ethylene per year, primarily consumed by Westlake in the production of higher value-added chemicals including polyethylene ("PE") and polyvinyl chloride ("PVC").

•
Calvert City Olefins Production Facility. An ethylene production facility located in Calvert City ("Calvert City Olefins"), with a production capacity of approximately 630 million pounds of ethylene per year, primarily consumed by Westlake in the production of PVC.

•
Longview Pipeline. A 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas chemical complex, which includes Westlake’s Longview PE production facility (the "Longview Pipeline").

How We Generate Revenue
We generate revenue primarily by selling the ethylene and resulting co-products we produce. At the closing of the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement has a 12-year initial term and a minimum commitment provision under which Westlake has agreed to purchase 95% of OpCo’s planned ethylene production each year, subject to a maximum of 3.8 billion pounds per year. We believe this agreement, which is a long-term, fee-based agreement with a minimum purchase commitment, and variable pricing equal to OpCo’s actual feedstock and natural gas costs and estimated other costs of producing ethylene, plus a fixed margin per pound of $0.10 less revenue from co-product sales, will promote stable and predictable cash flows. We expect Westlake will take volumes in excess of the minimum commitment under the Ethylene Sales Agreement if we produce more than our planned production.

We expect to sell ethylene production in excess of volumes sold to Westlake, as well as all co-products resulting from the ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen, directly to third-parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of co-products that result from the production of ethylene purchased by Westlake will be netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. Historically, third party ethylene and associated co-product sales have generated greater than 25% of our total revenues.
How We Source Feedstock
At the closing of the IPO, OpCo entered into a 12-year feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. We expect that OpCo will also purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
Under the terms of the Feedstock Supply Agreement, OpCo’s purchase price for ethane and other feedstocks equals Westlake Petrochemicals LLC’s cost to purchase and deliver the ethane and other feedstocks to Lake Charles Olefins and Calvert City Olefins. The Feedstock Supply Agreement terminates in the event of a termination of the Ethylene Sales Agreement.
How We Evaluate Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) production volumes, and (ii) operating and maintenance expenses, including turnaround costs.
Production Volumes
The amount of profit we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to minimum volumes under the Ethylene Sales Agreement described above, our results of operations are impacted by our ability to:

•	produce sufficient volumes of ethylene to meet our commitments under the Ethylene Sales Agreement or recover our estimated costs through the pricing provisions of the Ethylene Sales Agreement;

•	contract with third parties for the remaining uncommitted ethylene production capacity;

•	add or increase capacity at our existing ethylene production facilities, or add additional production capacity via organic expansion projects and acquisitions; and

•	achieve or exceed the specified yield factors for natural gas, ethane and other feedstock under the Ethylene Sales Agreement.
Operating Expenses and Maintenance Capital Expenditures
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs and repair and maintenance expenses. With the exception of feedstock and utilities related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our ethylene production facilities and the amortization of capitalized turnaround costs.
In addition to our operating expenses, our management seeks to effectively manage our maintenance capital expenditures, including turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit.
Operating expenses, maintenance capital expenditures and turnaround costs, are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating and maintenance expenses, including turnaround costs, directly affects our profitability and cash flows. We seek to manage our operating and maintenance expenses on our ethylene production facilities by scheduling maintenance and turnaround over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence.
Factors Affecting the Comparability of Our Financial Results
Our results of operations subsequent to the IPO will not be comparable to the Predecessor’s historical results of operations for the reasons described below:
Revenue
Ethylene, Co-products and Excess Feedstock Sales
There are differences in the way the Predecessor generated and recorded revenue and the way we generate and record revenue from ethylene sales to Westlake. The Predecessor generally recognized revenue for ethylene volume sold internally based on a transfer pricing formula intended to approximate the fair market value of the commodity. Subsequent to the IPO, the substantial majority of our revenue from ethylene sales is generated from sales of manufactured ethylene to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement contains minimum purchase commitments and pricing that is expected to generate a fixed margin per pound of $0.10. The price per pound of ethylene sold under the Ethylene Sales Agreement is lower than historical prices charged by the Predecessor for ethylene consumed internally. As such, we expect a significant decrease in revenue from ethylene sales to Westlake for periods after the IPO compared with the Predecessor’s historical revenue.
The Predecessor’s third party sales consisted of ethylene, feedstock and associated co-product sales. With respect to third party ethylene sales, the Predecessor also resold externally procured ethylene to third parties. Subsequent to the IPO, the ethylene procurement and reselling activities of the Predecessor remained with Westlake. In addition, the Predecessor’s net sales included revenue from sales to third parties of excess feedstock not used in the ethylene production process. Following the closing of the IPO, we do not expect to generate revenues from the sales of excess feedstock to third parties as all of the Predecessor’s feedstock risk-management activities remained with Westlake. Moreover, we sell all of our co-product volume to third parties in a manner consistent with the Predecessor. As such, there are no significant changes to revenue related to the sale of co-products, as compared to the Predecessor’s historical revenue from co-product sales.
Expenses
Selling, General and Administrative Expenses
The Predecessor’s selling, general and administrative expenses included direct and indirect charges for the management and operation of our ethylene and other transportation assets allocated by Westlake for general corporate services such as treasury, information technology, legal, corporate tax, human resources, executive compensation, other financial and administrative services, among others. These expenses were charged or allocated to the Predecessor based on the nature of the expense and the Predecessor’s proportionate share of fixed assets, headcount or other measure, as deemed appropriate. Following the closing of the IPO, under the services and secondment agreement and omnibus agreement, Westlake continues to charge us a combination of direct and allocated charges for similar general corporate services as those charged to the Predecessor historically. We also expect to incur approximately $3.0 million of incremental annual general and administrative expenses as a result of being a separate publicly traded partnership. These incremental general and administrative expenses are not reflected in the Predecessor’s combined carve-out financial statements.
Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
Subsequent to the IPO, we generate the substantial majority of our revenue from the Ethylene Sales Agreement with Westlake. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (i) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin per pound of $0.10, adjusting automatically for changes in feedstock costs; and (ii) the commitment under which Westlake will purchase 95% of the annual planned production, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual monthly production in excess of the planned production. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is that portion sold to third parties, as well as co-product sales.
We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the ethylene consumption patterns of third-party purchasers. Demand for ethylene exhibits cyclical commodity characteristics as margins earned on ethylene derivative products are influenced by changes in the balance between supply and demand, the resulting operating rates and general economic activity. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing, our ability to execute our growth strategy in our areas of operation will depend, in part, on the demand for ethylene derivatives in the geographical areas served by our ethylene production facilities.
Results of Operations
The table below and descriptions that follow represent the results of operations of the Predecessor. Our future results of operations subsequent to the IPO will not be comparable to the Predecessor’s historical results of operations for the reasons discussed above under "Factors Affecting the Comparability of Our Financial Results." See the WLKP Prospectus for unaudited pro forma combined carve-out financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(dollars in thousands)
Revenue
Net ethylene sales—Westlake	$415,033	$389,560	$798,960	$804,069
Net co-product, ethylene and feedstock sales—third parties	109,102	135,199	285,189	221,607
Total net sales	524,135	524,759	1,084,149	1,025,676
Cost of sales	277,589	286,604	605,289	597,511
Gross profit	246,546	238,155	478,860	428,165
Selling, general and administrative expenses	6,165	6,764	13,943	12,935
Income from operations	240,381	231,391	464,917	415,230
Other income (expense)
Interest expense—Westlake	(4,105)	(1,648)	(7,696)	(2,598)
Other income, net (1)	1,397	1,215	2,649	5,260
Income before income taxes	237,673	230,958	459,870	417,892
Provision for income taxes	83,829	81,924	162,152	148,133
Net income	$153,844	$149,034	$297,718	$269,759
____________
(1) Includes income from the Predecessor’s equity stake in a pipeline joint venture that was not contributed to the Partnership in connection with the IPO.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume change from prior period	+1.8%	-1.9%	+1.1%	+4.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average industry prices (1)
Ethane (cents/lb)	9.8	9.2	10.6	8.9
Propane (cents/lb)	25.2	21.6	28.0	21.0
Ethylene (cents/lb) (2)	55.5	58.5	55.3	60.9
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.
Summary
For the quarter ended June 30, 2014, net income was $153.8 million on net sales of $524.1 million. This represents an increase in net income of $4.8 million as compared to the quarter ended June 30, 2013 net income of $149.0 million on net sales of $524.8 million. Net sales for the second quarter of 2014 decreased by $0.7 million as compared to net sales for the second quarter of 2013, mainly due to lower sales volumes for co-products and ethylene sold to third-parties, largely offset by an increase in the volume and average sales prices of ethylene sold to Westlake. Ethylene co-products sales volumes were lower for the second quarter of 2014 primarily due to the ethane feedstock currently utilized at our Calvert City ethylene plant following the completion of the feedstock conversion project. Income from operations was $240.4 million for the second quarter of 2014 as compared to $231.4 million for the second quarter of 2013. Income from operations for the second quarter of 2014 benefited primarily from significantly lower feedstock costs driven by an overall reduced dependency on the more expensive propane as a result of the completion of the feedstock conversion project at Calvert City Olefins. The increase in second quarter 2014 income from operations as compared to the second quarter of 2013 was partially offset by higher ethane costs, as well as costs and lost production associated with the first quarter 2014 maintenance turnaround and conversion and expansion activities at Calvert City Olefins that carried over into the second quarter of 2014.
For the six months ended June 30, 2014, net income was $297.7 million on net sales of $1,084.1 million. This represents an increase in net income of $27.9 million as compared to the six months ended June 30, 2013 net income of $269.8 million on net sales of $1,025.7 million. Net sales for the six months ended June 30, 2014 increased by $58.4 million as compared to the six months ended June 30, 2013 mainly due to higher sales volumes of ethylene and feedstock, partially offset by lower volume of co-products sold to third parties and lower average sales prices of ethylene sold to Westlake. Ethylene sales volumes for the six months ended June 30, 2014 were higher than the prior year period primarily due to the first quarter 2013 turnaround and expansion of the Lake Charles Olefins Petro 2 ethylene unit. Income from operations was $464.9 million for the six months ended June 30, 2014 as compared to $415.2 million for the six months ended June 30, 2013. Income from operations for the six months ended June 30, 2014 benefited primarily from improved product margins, partially offset by an increase in ethane and energy costs, as compared to the six months ended June 30, 2013. The increase in income from operation for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was partially offset by costs and lost production associated with the Calvert City Olefins maintenance turnaround, as well as the conversion and expansion activities at Calvert City Olefins.
RESULTS OF OPERATIONS
Second Quarter 2014 Compared with Second Quarter 2013
Net Sales. Net sales decreased marginally by $0.7 million, or 0.1%, to $524.1 million in the second quarter of 2014 from $524.8 million in the second quarter of 2013, primarily due to lower sales volumes for co-products and ethylene sold to third-parties, largely offset by an increase in the sales volume and average sales price of ethylene sold to Westlake. Average sales prices for the second quarter of 2014 increased by 1.8% as compared to the second quarter of 2013. Overall sales volumes decreased by 1.9% as compared to the second quarter of 2013.
Gross Profit. Gross profit margin percentage increased to 47.0% for the second quarter of 2014 from 45.4% for the second quarter of 2013, primarily due to a reduction in feedstock costs resulting from the completion of the Calvert City Olefins conversion project. Our margins also benefited from an increase in the volume of higher margin manufactured ethylene. Overall, sales prices increased an average of 1.8% for the second quarter of 2014 as compared to the second quarter of 2013. This improvement in margin was partially offset by higher ethane costs, as average industry prices for ethane increased 6.5% in the second quarter of 2014 as compared to the second quarter of 2013. In addition, gross profit for the second quarter of 2014 was negatively impacted by costs and lost production associated with the Calvert City Olefins maintenance turnaround, as well as the conversion and expansion activities at Calvert City Olefins that carried over into the second quarter of 2014.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 8.8%, to $6.2 million in the second quarter of 2014 as compared to $6.8 million in the second quarter of 2013. The decrease was mainly attributable to lower allocations from Westlake due to Westlake’s decreased cost associated with selling expenses and other operating costs such as licensing and service fees, partially offset by an increase consulting and professional fees, as compared to the second quarter of 2013.
Interest Expense. Interest expense increased by $2.5 million to $4.1 million in the second quarter of 2014 from $1.6 million in the second quarter of 2013, primarily due to the higher average debt balance in the second quarter of 2014 as compared to the prior year period.
Other Income, Net. Other income, net increased marginally by $0.2 million to $1.4 million in the second quarter of 2014 from $1.2 million in the second quarter of 2013.
Income Taxes. The effective income tax rate was 35.3% for the second quarter of 2014. The effective income tax rate for the second quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits. The effective income tax rate was 35.5% for the second quarter of 2013. The effective income tax rates for the second quarter of 2013 were above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Net Sales. Net sales increased by $58.4 million, or 5.7%, to $1,084.1 million for the six months ended June 30, 2014 from $1,025.7 million for the six months ended June 30, 2013, primarily attributable to higher sales volumes of ethylene and feedstock, partially offset by lower sales volumes of co-products sold to third parties and lower average sales prices of ethylene sold to Westlake. Ethylene sales volumes for the six months ended June 30, 2014 were higher than the prior year period primarily due to the first quarter 2013 turnaround and expansion of the Lake Charles Olefins Petro 2 ethylene unit. Average sales prices for the six months ended June 30, 2014 increased by 1.1% as compared to the six months ended June 30, 2013. Overall sales volumes for the six months ended June 30, 2014 increased by 4.6% as compared to the six months ended June 30, 2013.
Gross Profit. Gross profit margin percentage of 44.2% for the six months ended June 30, 2014 increased from the 41.7% gross profit margin percentage for the six months ended June 30, 2013. The improvement in gross profit margin percentage was predominantly due to the improved product margins primarily as a result of the increased ethylene production at Lake Charles Olefins after the first quarter 2013 completion of the Petro 2 ethylene unit expansion and its conversion to 100% ethane feedstock capability. In addition, gross profit benefited from the lower feedstock costs attributable to an overall reduced dependency on the more expensive propane as a result of the completion of the feedstock conversion project at Calvert City Olefins, partially offset by an increase in ethane and energy costs, as compared to the six months ended June 30, 2013. The increase in gross profit for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was partially offset by costs and lost production associated with the Calvert City Olefins maintenance turnaround, as well as the conversion and expansion activities at Calvert City Olefins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 7.8%, to $13.9 million for the six months ended June 30, 2014 as compared to $12.9 million the six months ended June 30, 2013. The increase was mainly attributable to higher allocations from Westlake due to Westlake’s increased cost associated with consulting and professional fees, as well as labor related costs, partially offset by a decrease in other administrative costs, as compared to the prior year period.
Interest Expense. Interest expense increased by $5.1 million to $7.7 million for the six months ended June 30, 2014 from $2.6 million for the six months ended June 30, 2013, primarily due to the higher average debt balance for the six months ended June 30, 2014 as compared to the prior year period.
Other Income, Net. Other income, net decreased by $2.7 million to $2.6 million for the six months ended June 30, 2014 from $5.3 million for the six months ended June 30, 2013. The decrease was mainly due to a claim settlement in the first quarter of 2013, which did not recur in the current year period.
Income Taxes. The effective income tax rate was 35.3% for the six months ended June 30, 2014. The effective income tax rate for the 2014 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits. The effective income tax rate was 35.4% for the six months ended June 30, 2013. The effective income tax rates for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
Operating Activities
Operating activities provided cash of $378.9 million in the first six months of 2014 compared to cash provided of $251.1 million in the first six months of 2013. The $127.8 million increase in cash flows from operating activities was mainly due to an increase in income from operations and a decrease in the use of cash for working capital purposes. Cash flows from operating activities for the first six months of 2013 was negatively impacted by deferred turnaround costs related to the Petro 2 turnaround at Lake Charles Olefins.
Investing Activities
Net cash used for investing activities during the first six months of 2014 was $106.5 million as compared to net cash used for investing activities of $108.4 million in the first six months of 2013. Capital expenditures were $106.2 million in the first six months of 2014 compared to $106.8 million in the first six months of 2013. Capital expenditures in the first six months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project at Calvert City Olefins and the planned upgrade and expansion of Petro 1 at Lake Charles Olefins. Capital expenditures in the first six months of 2013 were mainly incurred on the expansion of Petro 2 at Lake Charles Olefins and the conversion and expansion of Calvert City Olefins.
Financing Activities
Net cash used for financing activities during the first six months of 2014 was $272.4 million as compared to net cash used of $142.7 million in the first six months of 2013. The activity during the first six months of 2014 was primarily related to the Predecessor’s $376.6 million distribution to Westlake, partially offset by borrowings of $104.2 million under the Predecessor’s unsecured promissory note agreements with Westlake. The activity during the first six months of 2013 was mainly related to the Predecessor’s $265.4 million distribution to Westlake, partially offset by borrowings of $122.7 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Historically, our principal sources of liquidity have been cash from operations and funding from Westlake. As participants in Westlake’s centralized cash management system, our cash receipts were deposited in Westlake’s or its affiliates’ bank accounts and cash disbursements were made from those accounts. Accordingly, our combined carve-out financial statements have reflected no cash balances as any cash flow generated from our operations was deemed to have been distributed to Westlake and is reflected as a net distribution to Westlake in the Predecessor’s combined carve-out statements of cash flows.
In addition to the cash generated by its operations, the Predecessor also entered into certain financing arrangements with Westlake to satisfy its capital and operating expenditure requirements. The Predecessor separately recorded costs associated with financing its operations resulting from financing arrangements entered into with Westlake. Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures, we expect to fund them primarily from external sources, including borrowing directly from Westlake, as well as future issuances of equity and debt interests.
In connection with the IPO, we established separate bank accounts, but Westlake continues to provide treasury services on our behalf under the services and secondment agreement. Our sources of liquidity following the IPO include cash generated from operations and, if necessary, the issuance of additional equity or debt interests. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide direct and indirect financing to us from time to time.
In order to fund non-annual turnaround expenditures, we caused OpCo to use $55.4 million from the net proceeds of the IPO to fund its initial balance for turnaround expenditures. Subsequent to the IPO, we intend to cause OpCo to reserve approximately $29.3 million during each twelve month period. Each of OpCo’s ethylene production facilities requires turnaround maintenance approximately every five years. By creating an initial balance and reserving additional cash annually, we intend to reduce the variability in both our and OpCo’s operating results and earnings. The initial balance of turnaround reserve will account for the period that the ethylene production facilities were under Westlake’s ownership following the last major turnaround and prior to the entry into the Ethylene Sales Agreement. Westlake’s purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo’s turnaround expenditures.
Subsequent to the IPO, all of our cash is generated from cash distributions from OpCo. OpCo is a restricted subsidiary and guarantor under Westlake’s credit facility and the indentures governing its senior notes. Restrictions in the indentures could limit OpCo’s ability to make distributions to us. These limitations are subject to a number of important qualifications and exceptions. The effectiveness of many of these restrictions in the indentures governing Westlake’s senior notes is currently suspended under the indentures because the senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies. The indentures governing Westlake’s senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists. Westlake’s credit facility does not prevent OpCo from making distributions to us.
We intend to pay a minimum quarterly distribution of $0.2750 per unit per quarter, which equates to approximately $7.4 million per quarter, or approximately $29.8 million per year in the aggregate, based on the number of common and subordinated units outstanding after completion of the IPO. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Capital Expenditures
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both Petro 1 and Petro 2. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually. We currently plan to upgrade and expand the capacity of Petro 1 in the late 2015 to early 2016 time frame. This project is currently estimated to cost in the range of $250.0 million to $310.0 million and will add approximately 250 million pounds of ethylene capacity annually.
In April 2014, Westlake completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in an approximately 180 million pounds annual capacity expansion and also provided OpCo with 100% ethane feedstock capability at the facility.
Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the six months ended June 30, 2014, Westlake loaned the Predecessor a principal amount of approximately $104.2 million, all of which was used for capital expenditures during the six months ended June 30, 2014. Capital expenditures for 2014 are expected to be approximately $171.2 million, of which $106.2 million was spent during the six months ended June 30, 2014. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Indebtedness
In 2013, the Predecessor entered into unsecured promissory note agreements with Westlake (including the August 2013 Promissory Notes) under which the Predecessor borrowed, including accrued interest, a total of $350.2 million and $238.6 million as of June 30, 2014 and December 31, 2013, respectively, to fund its capital expenditures. Each of the promissory notes has a ten-year term beginning on the date the Predecessor entered into the agreement. Outstanding borrowings under the promissory notes bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly.
Following the closing of the IPO, OpCo assumed the August 2013 Promissory Notes, but did not assume the other promissory notes. OpCo may obtain additional advances under the August 2013 Promissory Notes from time to time, subject to the agreement of Westlake. As of August 4, 2014, $246.1 million of indebtedness was outstanding under the August 2013 Promissory Notes and was assumed by OpCo in connection with the closing of the IPO. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty.
Additionally, at the closing of the IPO, OpCo entered into a $600.0 million intercompany credit facility with Westlake that may be used to fund growth projects and working capital needs. Outstanding borrowings under the intercompany credit facility with Westlake will bear interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncement
See Note 3 to the Predecessor’s interim combined carve-out financial statements within this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects", "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	changes in the price and availability of electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof);

•	inability to acquire or maintain necessary permits;

•	inability to obtain necessary production equipment or replacement parts;

•	technical difficulties or failures;

•	labor disputes;

•	late delivery of raw materials;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	our ability to borrow funds and access capital markets; and

•	certain factors discussed elsewhere in this report.
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Risk Factors" in the WLKP Prospectus.
Many of these factors are beyond our ability to control or predict. Any of the factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Every forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Predecessor’s products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor’s product margins and the level of the Predecessor’s profitability tend to fluctuate with changes in the business cycle. The Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. Based on the Predecessor’s open derivative positions at June 30, 2014, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased the Predecessor’s income before taxes by $11.3 million and a hypothetical $0.10 increase in the price of a pound of ethylene would have decreased the Predecessor’s income before taxes by $6.0 million. Additional information concerning derivative commodity instruments appears in Notes 10 and 11 to the interim combined carve-out financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
The Predecessor was exposed to interest rate risk with respect to variable rate debt. At June 30, 2014, the Predecessor had variable rate debt of $364.6 million outstanding, all of which was owed to a wholly owned subsidiary of Westlake and all of which accrued interest at a variable rate of prime plus a margin ranging from 0.25% to 1.5%. Historically, the Predecessor did not hedge its variable rate debt. The weighted average variable interest rate for the Predecessor’s variable rate debt of $364.6 million as of June 30, 2014 was 4.70%. A hypothetical 100 basis point increase in the average interest rate on the Predecessor’s variable rate debt would have increased the Predecessor’s annual interest expense by approximately $1.9 million.
We will continue to be subject to interest rate risk with respect to our remaining variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $3.6 million, based on the June 30, 2014 variable rate debt balance.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are required to provide an assessment of the effectiveness of our internal control over financial reporting and comply with the auditor attestation requirement of Section 404 of the Sarbanes Oxley-Act as of December 31, 2015.
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary conduct of our business, we and Westlake and our and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the omnibus agreement, Westlake has agreed to indemnify OpCo for certain environmental and other liabilities relating to OpCo’s ethylene production facilities and related assets.

Item 1A.	Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in the WLKP Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Partnership completed its IPO on August 4, 2014. Refer to the Partnership's Form 8-K filing dated August 4, 2014 (File No. 001-36567) for the information required by this Item.

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP’s Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014)

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP BY: WESTLAKE CHEMICAL PARTNERS GP LLC

Date:	September 8, 2014	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 8, 2014	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP’s Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014)

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.