Form 10-Q
period 2014-09-30
Westlake Chemical Partners LP
filed 2014-11-07
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of October 31, 2014.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
		Predecessor

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$89,988	$—
Accounts receivable, net—Westlake	28,500	—
Accounts receivable, net—third parties	29,606	71,812
Inventories	5,551	116,377
Prepaid expenses and other current assets	303	257
Deferred income taxes	—	4,448
Total current assets	153,948	192,894
Property, plant and equipment, net	806,648	762,972
Equity investment	—	10,411
Other assets, net
Goodwill and intangible assets, net	5,814	5,873
Deferred charges and other assets, net	55,865	69,324
Total other assets, net	61,679	75,197
Total assets	$1,022,275	$1,041,474
LIABILITIES
Current liabilities
Accounts payable—Westlake	$18,127	$—
Accounts payable—third parties	12,827	122,564
Accrued liabilities	3,999	26,688
Total current liabilities	34,953	149,252
Long-term debt payable to Westlake	188,523	252,973
Deferred income taxes	1,507	182,855
Other liabilities	5	962
Total liabilities	224,988	586,042
Commitments and contingencies (Notes 10 and 16)
EQUITY
Net investment	—	455,432
Common unitholders—public (12,937,500 units issued and outstanding)	288,487	—
Common unitholder—Westlake (1,436,115 units issued and outstanding)	3,828	—
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	33,830	—
General partner—Westlake	(242,572)	—
Total Westlake Chemical Partners LP partners' capital	83,573	455,432
Noncontrolling interest in OpCo	713,714	—
Total equity	797,287	455,432
Total liabilities and equity	$1,022,275	$1,041,474
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		Predecessor		Predecessor

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$289,601	$391,801	$1,088,561	$1,195,870
Net co-product, ethylene and feedstock sales—third parties	102,407	148,332	387,596	369,939
Total net sales	392,008	540,133	1,476,157	1,565,809
Cost of sales	227,015	327,152	832,304	924,663
Gross profit	164,993	212,981	643,853	641,146
Selling, general and administrative expenses	8,860	6,391	22,803	19,326
Income from operations	156,133	206,590	621,050	621,820
Other income (expense)
Interest expense—Westlake	(2,137)	(2,295)	(9,833)	(4,893)
Other income, net	486	1,162	3,135	6,422
Income before income taxes	154,482	205,457	614,352	623,349
Provision for income taxes	36,309	72,876	198,461	221,009
Net income	$118,173	$132,581	$415,891	$402,340
Less: Predecessor net income prior to initial public offering on August 4, 2014	63,616		361,334
Net income subsequent to initial public offering	54,557		54,557
Less: Net income attributable to noncontrolling interest in OpCo	49,542		49,542
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$5,015		$5,015
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$0.19		$0.19
Subordinated units	$0.19		$0.19
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500		12,937,500
Common units—Westlake	1,436,115		1,436,115
Subordinated units—Westlake	12,686,115		12,686,115
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Predecessor	Partnership
	Net Investment	Common Unitholders - Public	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balance as of December 31, 2012	$273,812	$—	$—	$—	$—	$—	$273,812
Contribution of debt payable to Westlake into net investment	238,600	—	—	—	—	—	238,600
Net income from January 1, 2013 through September 30, 2013	402,340	—	—	—	—	—	402,340
Net distributions to Westlake	(421,991)	—	—	—	—	—	(421,991)
Balance as of September 30, 2013	$492,761	$—	$—	$—	$—	$—	$492,761

Balance as of December 31, 2013	$455,432	$—	$—	$—	$—	$—	$455,432
Net income from January 1, 2014 through August 3, 2014	361,334	—	—	—	—	—	361,334
Net distributions to Westlake prior to initial public offering	(448,101)	—	—	—	—	—	(448,101)
Predecessor net liabilities not assumed by OpCo	239,706	—	—	—	—	—	239,706
Balance as of August 4, 2014 (prior to initial public offering)	608,371	—	—	—	—	—	608,371
Allocation of net investment to unitholders	(608,371)	—	3,563	31,479	—	573,329	—
Proceeds from initial public offering, net of finance and other offering costs	—	286,088	—	—	—	—	286,088
Distribution to the noncontrolling interest in OpCo	—	—	—	—	—	(151,729)	(151,729)
Purchase of additional interest in OpCo	—	—	—	—	(242,572)	242,572	—
Net income from August 4, 2014 through September 30, 2014	—	2,399	265	2,351	—	49,542	54,557
Balance as of September 30, 2014	$—	$288,487	$3,828	$33,830	$(242,572)	$713,714	$797,287
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		Predecessor

	(in thousands of dollars)
Cash flows from operating activities
Net income	$415,891	$402,340
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,501	54,539
Provision for (recovery of) doubtful accounts	65	(66)
Loss from disposition of fixed assets	1,244	1,892
Deferred income taxes	8,267	27,253
Equity in income of joint venture, net of dividends	1,073	84
Changes in operating assets and liabilities
Accounts receivable	(23,637)	22,745
Net accounts receivable—Westlake	(10,373)	—
Inventories	25,769	(22,216)
Prepaid expenses and other current assets	(715)	(346)
Accounts payable	(8,226)	7,595
Accrued and other liabilities	7,633	(23,730)
Other, net	10,498	(54,562)
Net cash provided by operating activities	485,990	415,528
Cash flows from investing activities
Additions to property, plant and equipment	(144,348)	(158,869)
Settlements of derivative instruments	(133)	(2,297)
Net cash used for investing activities	(144,481)	(161,166)
Cash flows from financing activities
Proceeds from debt payable to Westlake	141,161	167,629
Repayment of debt payable to Westlake with proceeds from the initial public offering	(78,940)	—
Net proceeds from issuance of common units	286,088	—
Proceeds from initial public offering distributed to Westlake	(151,729)	—
Net distributions to Westlake prior to initial public offering	(448,101)	(421,991)
Net cash used for financing activities	(251,521)	(254,362)
Net increase in cash	89,988	—
Cash at beginning of period	—	—
Cash at end of period	$89,988	$—
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

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
Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, the Partnership's predecessor for accounting purposes and refer to the time periods prior to the IPO. References in this report to the Partnership used in the present tense or prospectively refer to Westlake Chemical Partners LP and refer to the periods subsequent to the IPO. References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
Prior to the IPO, the Predecessor generated revenue predominantly by selling ethylene and ethylene co-products to Westlake and external customers. The Predecessor typically shipped ethylene, propylene and hydrogen via pipeline systems that connected its ethylene plants to Westlake and numerous third-party customers. The Predecessor transported its butadiene and pyrolysis gasoline by rail or truck.
At the closing of the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which the Partnership generates a substantial majority of its revenue. The Ethylene Sales Agreement has a 12-year initial term and a minimum commitment provision under which Westlake has agreed to purchase 95% of OpCo’s planned ethylene production each year, subject to a maximum of 3.8 billion pounds per year. This agreement represents a long-term minimum purchase commitment by Westlake with variable pricing equal to OpCo’s actual feedstock and natural gas costs and estimated other costs of producing ethylene, plus a fixed margin of $0.10 per pound, less revenue from associated co-product sales. Currently, the Partnership expects to sell 95% of its ethylene production to Westlake.
The Partnership sells ethylene production in excess of volumes sold to Westlake, as well as all of the co-products resulting from the ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen, directly to third parties on either a spot or contract basis. Co-products sold to third parties continue to be transported by rail or truck. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement thereby substantially reducing the Partnership's exposure to fluctuations in the market prices of these co-products. The Partnership’s operations consist of one reportable segment: ethylene production.
The Predecessor’s operations consisted of the entire ethylene business of Westlake, including the activities of the Contributed Assets, as well as activities which were retained by Westlake. Ethylene business activities retained by Westlake include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities. The Partnership’s operations consist of activities of only the Contributed Assets.
Basis of Presentation
Financial information presented for the periods prior to the IPO on August 4, 2014 consists of the Predecessor's combined financial position as of December 31, 2013, its results of operations for the three and nine months periods ended September 30, 2013 and cash flows for the nine months ended September 30, 2013. Financial information of the Predecessor is derived from the financial statements and accounting records of Westlake. Subsequent to the IPO, the Partnership’s financial position, results of operations and cash flows consist of the consolidated activities and balances of the Partnership. The Partnership's consolidated financial statements include the accounts of the Partnership and its consolidated subsidiary, OpCo.
The Partnership holds a 10.6% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 89.4% limited partner interest in OpCo is owned directly by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest,

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo’s general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo’s primary beneficiary and therefore consolidates OpCo’s results of operations and financial position.
For the three and nine months ended September 30, 2014, the results of operations and changes in cash position include the Partnership’s consolidated results subsequent to the IPO and the Predecessor’s combined results prior to the IPO. For these periods, the results of operations and changes in cash flows are referred to as the Partnership’s consolidated results and changes in cash flows.
The accompanying unaudited interim combined and consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These combined and consolidated financial statements should be read in conjunction with the combined carve-out financial statements and notes thereto of the Predecessor for the fiscal year ended December 31, 2013 included in the Partnership's prospectus dated July 29, 2014 (File No. 333-195551) (the "WLKP Prospectus"), as filed with the SEC on July 31, 2014. These combined and consolidated financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the combined financial statements of the Predecessor for the fiscal year ended December 31, 2013.
All financial information presented for the periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Financial information for the periods prior to the IPO represents the combined results of operations, financial position and cash flows of the Predecessor. The combined and consolidated financial statements were prepared as follows:

•
The consolidated statement of operations for the three months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from July 1, 2014 through August 3, 2014. The consolidated statement of operations for the nine months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014. The combined statements of operations for the three and nine months ended September 30, 2013 consist entirely of the combined results of the Predecessor.

•
The consolidated balance sheet as of September 30, 2014 consists of the consolidated balances of the Partnership, while the combined balance sheet as of December 31, 2013 consists of the combined balances of the Predecessor.

•
The consolidated statement of cash flows for the nine months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014. The combined statement of cash flows for the nine months ended September 30, 2013 consists entirely of the combined results of the Predecessor.

•
The consolidated statement of changes in equity for the nine months ended September 30, 2014 consists of the combined activity for the Predecessor prior to August 4, 2014, and the consolidated activity for the Partnership completed at and subsequent to the IPO on August 4, 2014. The combined statement of changes in equity for the nine months ended September 30, 2013 consists entirely of the combined activity of the Predecessor.

In the opinion of management, the accompanying unaudited combined and consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Predecessor's combined financial statements as of and for the periods ended September 30, 2013 and the Partnership’s consolidated financial statements as of and for the periods ended September 30, 2014.
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
The combined statements of operations for the periods before August 4, 2014 include expense allocations for certain functions historically performed by Westlake and allocated to the ethylene business, including allocations of general corporate

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These allocations were based primarily on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount or other measure. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocation of expenses from Westlake, are reasonable and reflect all costs related to the operations of the Predecessor, including those incurred by Westlake on behalf of the Predecessor. Nevertheless, the combined financial statements may not include all of the expenses that would have been incurred had the Predecessor been a stand-alone company during the periods presented and may not reflect its results of operations, financial position and cash flows had the Predecessor been a stand-alone company during the periods presented.
With respect to the Predecessor, Westlake used a centralized approach to the cash management and financing of its operations. The cash generated by the Predecessor’s operations was transferred to Westlake daily, and Westlake funded the Predecessor’s operating and investing activities as needed. Accordingly, the cash and cash equivalents generated by the Predecessor’s operations that were held by Westlake were not presented in its combined financial statements for any of the periods presented. The Predecessor reflected transfers of cash to and from Westlake's cash management system as a component of "Net investment" on its combined balance sheet, and as part of "Net distributions to Westlake" on its combined statements of cash flows.
2. Initial Public Offering
Contributed Assets
In connection with the IPO, the Partnership acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP. OpCo owns the Contributed Assets, as described in more detail in the WLKP Prospectus.
Other assets contributed to OpCo in conjunction with the IPO include the deferred turnaround costs associated with Lake Charles Olefins and Calvert City Olefins, co-product inventories, goodwill and other assets. Additionally, OpCo assumed $246,056 of promissory notes payable to Westlake.
The Predecessor's combined financial statements reflect certain assets, liabilities and business activities that were retained by Westlake, and therefore are not reflected in the Partnership's consolidated financial statements. Assets and liabilities which are reflected in the Predecessor's combined financial statements but which were retained by Westlake include working capital accounts, ethylene and other inventories, an equity interest in a pipeline joint venture, deferred federal income taxes, certain long-term debt payable to Westlake and other long-term liabilities. Ethylene business activities retained by Westlake include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities. See Note 14 for details of the Predecessor's net liabilities retained by Westlake.
Initial Public Offering
On July 30, 2014, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol "WLKP." On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units at a price to the public of $24.00 per unit ($22.53 per unit net of underwriting discount), including the 1,687,500 common units that were issued pursuant to the exercise in full of the underwriters' over-allotment option as described in the WLKP Prospectus.
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
The Partnership received net proceeds of $286,088 from the IPO, net of underwriting discounts, structuring fees and offering expenses of approximately $24,412. The Partnership used the net proceeds from the IPO to purchase an additional 4.8% limited partner interest in OpCo, resulting in the Partnership owning a 10.6% limited partner interest in OpCo. The Partnership recorded the incremental 4.8% limited partner interest in OpCo at its historical carrying value of $43,516 and the excess cash paid over historical carrying value of $242,572 as a decrease to the General partner-Westlake capital account. Accordingly, the Partnership's consolidated financial statements reflect the 89.4% limited partner interest in OpCo that was retained by Westlake as a noncontrolling interest.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

From the period beginning August 4, 2012 to July 31, 2013, Westlake incurred approximately $151,729 in capital expenditures (the "Pre-August 2013 Capex") with respect to the assets contributed to OpCo. The portion of these capital expenditures incurred before January 1, 2013 was accounted for as an adjustment to Net investment, as it was funded through equity. The portion of the capital expenditures incurred from January 1, 2013 through July 31, 2013 was accounted for as a liability and is reflected as such on the Predecessor’s combined financial statements and the associated liability was retained by Westlake in connection with the closing of the IPO. During the period from August 1, 2013 through August 3, 2014, Westlake funded capital expenditures of $246,056 related to the Contributed Assets under the terms of the intercompany notes that OpCo assumed in connection with the IPO (the "August 2013 Promissory Notes"). At the close of the IPO, the outstanding balance of the August 2013 Promissory Notes was $246,056.
OpCo used the $286,088 it received from the Partnership in exchange for a 4.8% limited partner interest in OpCo to (i) establish a $55,419 turnaround reserve, (ii) reimburse $151,729 to Westlake for the Pre-August 2013 Capex, and (iii) repay $78,940 of the August 2013 Promissory Notes assumed by OpCo. Immediately after the repayment, the outstanding indebtedness payable to Westlake under the August 2013 Promissory Notes was $167,116.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

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
Site Lease Agreements
OpCo entered into two site lease agreements with Westlake pursuant to which Westlake leases to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins, respectively, and grants OpCo rights to access and use certain other portions of Westlake’s ethylene production facilities that are necessary to operate OpCo’s units at such ethylene production facilities. OpCo owes Westlake one dollar per site per year. The site lease agreements each have a term of 50 years. Each of the site lease agreements may be renewed if agreed by the parties.
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
3. Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. The accounting standard will be effective for reporting periods beginning after December 15, 2016. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued an accounting standards update on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. The new accounting guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The accounting standard will be effective for reporting periods ending after December 15, 2016 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
4. Accounts Receivable
Accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
		Predecessor
Trade customers	$29,606	$73,594
Allowance for doubtful accounts	—	(2,105)
	29,606	71,489
Other	—	323
Accounts receivable, net—third parties	$29,606	$71,812
5. Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013
		Predecessor
Finished products	$5,551	$21,330
Feedstock, additives and chemicals	—	80,407
Materials and supplies	—	14,640
Inventories	$5,551	$116,377
6. Property, Plant and Equipment
As of September 30, 2014, the Partnership had property, plant and equipment, net totaling $806,648. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $14,900 and $14,579 is included in cost of sales in the combined and consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense on property, plant and equipment of $45,104 and $42,930 is included in cost of sales in the combined and consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

7. Other Assets
Amortization expense on other assets of $4,319 and $4,600 is included in the combined and consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively. Amortization expense on other assets of $13,397 and $11,609 is included in the combined and consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively.
8. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Basic and diluted net income per unit are the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.
On October 28, 2014, the board of directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared an initial prorated quarterly cash distribution for the period August 4, 2014, through September 30, 2014, of $0.1704 per unit, or $4,611 in total. This distribution is payable on November 25, 2014, to unit holders of record as of November 10, 2014.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net income attributable to the Partnership subsequent to the IPO	$5,015	$5,015
Less:
Limited partners' distribution declared on common units	2,449	2,449
Limited partners' distribution declared on subordinated units	2,162	2,162
Net income subsequent to the IPO in excess of distribution	$404	$404

	Three and Nine Months Ended September 30, 2014
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership subsequent to the IPO:
Distribution declared	$2,449	$2,162	$—	$4,611
Net income subsequent to the IPO in excess of distribution	215	189	—	404
Net income subsequent to the IPO	$2,664	$2,351	$—	$5,015
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.19	$0.19		$0.19

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Related Party Transactions
The Partnership and OpCo regularly enter into related party transactions with Westlake. See below for a description of transactions with related parties.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement described in Note 2. Additionally, the Partnership and OpCo from time to time provide other services or products for which it charges Westlake a fee. Prior to the IPO, the Predecessor sold the majority of its ethylene to Westlake for use in Westlake's downstream operations.
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
Net sales—Westlake	$289,601	$391,801	$1,088,561	$1,195,870
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the services and secondment agreement, described in Note 2. Prior to the IPO, services provided by Westlake and included in cost of sales related primarily to services provided by employees of Westlake Management Services, Inc., a subsidiary of Westlake. The cost of services provided by employees of Westlake Management Services, Inc. were allocated to the Predecessor's operations primarily on the basis of direct usage.
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
Feedstock purchased from Westlake and included in cost of sales	$63,108	$—	$63,108	$—
Other charges from Westlake and included in cost of sales	13,879	15,484	47,000	46,273
Total	$76,987	$15,484	$110,108	$46,273
Services from Related Parties Included in Selling, General and Administrative Expenses
Charges for services purchased by the Partnership from Westlake and included in general and administrative expenses primarily relate to services Westlake performs on behalf of the Partnership under the omnibus agreement, including the Partnership's finance, legal, information technology, human resources, communication, ethics and compliance, and other administrative functions. Prior to the IPO, the Predecessor was allocated costs incurred by Westlake on its behalf for similar functions. These allocations were based primarily on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount or other measure. Management believes the allocation of expenses incurred by Westlake on the Predecessor's behalf are reasonable and reflect all costs related to the operations of the Predecessor. Nevertheless, the financial information of the Predecessor may not have included all of the expenses that would have been incurred had the Predecessor been a stand-alone company during the periods prior to the IPO.
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
Services received from Westlake and included in selling, general and administrative expenses	$4,283	$4,845	$30,538	$29,906

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Goods and Services from Related Parties that have been Capitalized
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the services and secondment agreement. Prior to the IPO, salaries and benefits of Westlake Management Services, Inc. were allocated to the Predecessor primarily on the basis of direct usage.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		Predecessor		Predecessor
Goods and services purchased from Westlake and capitalized as assets	$830	$624	$2,074	$15,256
Accounts Receivable from and Accounts Payable to Related Parties
The Partnership’s accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement. The Partnership’s accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the services and secondment agreement and the omnibus agreement. Prior to the IPO, ethylene sales and other transactions between the Predecessor and Westlake were settled immediately through net investment, and therefore, the Predecessor did not have related party accounts receivable or related party accounts payable balances.
The related party accounts receivable and accounts payable balances were as follows:

	September 30, 2014	December 31, 2013
		Predecessor
Accounts receivable, net—Westlake	$28,500	$—
Accounts payable—Westlake	(18,127)	—
Debt Payable to Related Parties
OpCo assumed promissory notes payable to Westlake and entered into a revolving credit facility with Westlake in connection with the closing of the IPO. Prior to the IPO, the Predecessor funded capital expenditures through promissory notes payable to Westlake, a portion of which were assumed by the Partnership in connection with the IPO. See Note 10 for a description of related party debt payable balances.
Debt payable to related parties was as follows:

	September 30, 2014	December 31, 2013
Long-term debt payable to Westlake	$188,523	$252,973
General
OpCo, together with other subsidiaries of Westlake not included in these combined and consolidated financial statements, are guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. As of September 30, 2014, Westlake had outstanding letters of credit totaling $32,399 under its revolving credit facility and $754,000 outstanding under its senior notes (less the unamortized discount of $921).
The indentures governing Westlake’s senior notes prevent OpCo from making distributions to the Partnership if any default or event of default (as defined in the indentures) exists. However, Westlake’s credit facility does not prevent OpCo from making distributions to the Partnership.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

10. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2014	December 31, 2013
		Predecessor
2006 Pipeline Note (variable interest rate of prime plus 0.25%, original scheduled maturity of November 30, 2016)	$—	$14,400
2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	168,376	238,573
Senior unsecured revolving credit facility (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	20,147	—
	$188,523	$252,973
In 2013, three intercompany promissory notes were issued for capital expenditures incurred by Westlake on behalf of the Predecessor’s operations (together, the "2013 Promissory Notes"). For additional information on the 2013 Promissory Notes, please read Note 9 (Promissory Notes Payable to Westlake) to the audited combined carve-out financial statements for the fiscal year ended December 31, 2013 included in the WLKP Prospectus. Proceeds drawn under the 2013 Promissory Notes during the nine months ended September 30, 2014 were used to fund capital expenditures at the Predecessor’s ethylene plants. In connection with the IPO, OpCo assumed a portion of the 2013 Promissory Notes and used proceeds from the IPO to repay a portion of the balance it assumed. See Note 2 for a description of the promissory notes assumed and proceeds used to repay balances of promissory notes assumed in connection with the IPO.
In connection with the IPO on August 4, 2014, OpCo entered into a senior unsecured revolving credit facility agreement with Westlake. The credit facility accrues interest quarterly at a rate of LIBOR plus 3.0%, which may be paid-in-kind as an addition to the principal at OpCo's option.
11. Derivative Instruments
Commodity Risk Management
The Predecessor used derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products were commodities whose prices fluctuate as market supply and demand fundamentals change. The Predecessor employed strategies to protect against such instability, including ethylene product feedstock flexibility. The Predecessor did not use derivative instruments to engage in speculative activities. The Contributed Assets do not include the entity engaged in commodity risk management activities or any of its open derivative positions. The Partnership has not engaged in any hedging activity and did not use derivative instruments in the period subsequent to the IPO. Therefore, there are no derivative assets or liabilities reflected in the consolidated balance sheet of the Partnership as of September 30, 2014.
For derivative instruments that were designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the combined statements of operations for the three and nine months ended September 30, 2013. The Partnership had no derivative instruments that were designated as fair value hedges for the three and nine months ended September 30, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the combined and consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedged. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty).

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Disclosures related to the Predecessor's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they are not material to the Predecessor's combined balance sheet at December 31, 2013. There were no open derivative positions at September 30, 2014.
The fair values of derivative instruments in the combined and consolidated balance sheets were as follows:

	Derivative Assets
	Balance Sheet Location	Fair Value as of
		September 30, 2014	December 31, 2013
			Predecessor
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$—	$296
Total derivative assets		$—	$296

	Derivative Liabilities
	Balance Sheet Location	Fair Value as of
		September 30, 2014	December 31, 2013
			Predecessor
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$176
Total derivative liabilities		$—	$176
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged items on the combined and consolidated statements of operations. For the three and nine months ended September 30, 2013, there was no material ineffectiveness with regard to the Predecessor's qualifying fair value hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
			Predecessor		Predecessor
Commodity forward contracts	Cost of sales	$—	$(232)	$—	$(342)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
			Predecessor		Predecessor
Firm commitment designated as the hedged item	Cost of sales	$—	$236	$—	$15
The impact of derivative instruments that have not been designated as hedges in the combined and consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
			Predecessor		Predecessor
Commodity forward contracts	Gross profit	$(8,873)	$4,854	$(9,244)	$9,897
See Note 12 for the fair value of derivative instruments.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

12. Fair Value Measurements
The Partnership reports certain assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Under the accounting guidance for fair value measurements, inputs used to measure fair value are classified in one of three levels:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
There were no assets or liabilities accounted for at fair value on a recurring basis as of September 30, 2014. The following table summarizes, by level within the fair value hierarchy, assets and liabilities that were accounted for at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Total
	Predecessor
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
The Level 2 measurements for the Predecessor's commodity contracts were derived using forward curves supplied by industry-recognized and unrelated third-party services. There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2014 and 2013.
In addition to the financial assets and liabilities above, the Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated and combined balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's and the Predecessor's long-term debt at September 30, 2014 and December 31, 2013 are summarized in the table below. The Partnership’s long-term debt includes related party promissory notes issued to Westlake and a credit facility entered with Westlake in connection with the IPO. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership’s valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership’s long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
			Predecessor
2006 Pipeline Note	$—	$—	$14,400	$13,922
2013 Promissory Notes	168,376	168,376	238,573	238,573
Senior unsecured revolving credit facility	20,147	20,147	—	—
13. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Predecessor’s operating results were included in Westlake’s consolidated U.S. federal and state income tax returns. Amounts presented in the combined financial statements prior to the IPO relate to income taxes that have been determined on a separate tax return basis, and the Predecessor’s contribution to Westlake Chemical Corporation’s net operating losses and tax credits have been included in the Predecessor’s financial statements.
The effective income tax rate of the Predecessor was 35.4% for the period from January 1, 2014 through August 3, 2014. The effective income tax rate for the 2014 period prior to the IPO was above the U.S. federal statutory rate of 35.0% primarily

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits. The effective income tax rate of the Predecessor was 35.5% for the nine months ended September 30, 2013. The effective income tax rate for the nine months ended September 30, 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits. The Partnership’s effective tax rate was less than one percent for the period subsequent to the IPO.
14. Supplemental Information
Net Liabilities Retained by Westlake
Net liabilities of the Predecessor that were not assumed by OpCo in connection with the IPO are composed of the following:

Accounts receivable, net—third parties	$64,650
Inventories	85,057
Prepaid expenses and other current assets	669
Deferred income taxes	4,448
Property, plant and equipment, net	62,886
Equity investments	9,338
Accounts payable—third parties	(101,671)
Accrued liabilities	(37,451)
Deferred income taxes	(189,615)
Long-term debt payable to Westlake	(137,103)
Other liabilities	(914)
Total	$(239,706)
Non-cash Operating Activity
The Partnership or the Predecessor settled $2,089 and $2,168 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding for the three months ended September 30, 2014 and 2013, respectively. The Partnership or the Predecessor settled $9,530 and $4,498 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on long-term debt payable to Westlake for the nine months ended September 30, 2014 and 2013, respectively. Interest incurred on long-term debt payable to Westlake discussed in Note 10 may be settled through additions to principal outstanding, at the Partnership's option. For additional information on the 2013 Promissory Notes, please read Note 9 (Promissory Notes Payables to Westlake) to the audited combined carve-out financial statements for the fiscal year ended December 31, 2013 included in the WLKP Prospectus.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $8,564 for the nine months ended September 30, 2014. The change in capital expenditure accrual reducing additions to property, plant and equipment was $9,512 for the nine months ended September 30, 2013.
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
15. Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2014 and 2013, Westlake accounted for approximately 73.9% and 72.5%, respectively, of the Partnership's or the Predecessor's net sales. During the nine months ended September 30, 2014 and 2013, Westlake accounted for approximately 73.7% and 76.4%, respectively, of the Partnership’s or the Predecessor's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

16. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Under one law, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because several of the Partnership’s production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing complex in Calvert City, Goodrich agreed to indemnify the Predecessor for any liabilities related to preexisting contamination at the complex. For its part, the Predecessor agreed to indemnify Goodrich for post-closing contamination caused by the Predecessor’s operations. The soil and groundwater at the complex, which does not include the Predecessor’s nearby PVC facility, had been extensively contaminated under Goodrich’s operations. In 1993, Goodrich spun off the Predecessor of PolyOne Corporation ("PolyOne"), and the Predecessor assumed Goodrich’s indemnification obligations relating to preexisting contamination.
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
Monetary Relief. Except as noted above with respect to the settlement of the contract litigation among the Predecessor, Goodrich and PolyOne, there has been no determination of responsibility or any allocation of the costs of remediation among the various parties that are involved in the judicial and administrative proceedings discussed above. At this time, the Partnership is not able to estimate the loss or reasonable possible loss, if any, on the Predecessor’s financial statements that could result from the resolution of these proceedings. These matters will have no impact on the Partnership’s financial statements since Westlake has agreed to indemnify OpCo for any liabilities related to pre-existing contamination at the Calvert City plant, and OpCo has agreed to indemnity Westlake for any post-closing contamination caused by its operations of the Calvert City plant.
In addition to the matters described above, the Partnership is involved in various routine legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
17. Subsequent Events
Distribution
On October 28, 2014, the board of directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared an initial prorated quarterly distribution for the period August 4, 2014 through September 30, 2014 of $0.1704 per unit, or $4,611 in total, that will be paid November 25, 2014 to unitholders of record on November 10, 2014.
General
Subsequent events were evaluated through the date on which the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the IPO. References in this report to "Westlake Chemical Partners LP," "the Partnership," "we," "our," "us," or like terms used in the present tense or prospectively, refer to Westlake Chemical Partners LP and refer to the periods subsequent to the IPO, except that in certain instances, references to the Partnership for all periods prior to the IPO refer to the Predecessor, as applicable. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership and OpCo.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying combined and consolidated financial statements and the notes within this Quarterly Report on Form 10-Q and the audited combined carve-out financial statements and notes thereto for the fiscal year ended December 31, 2013 included in the Westlake Chemical Partners LP prospectus related to the initial public offering (the "IPO") dated July 29, 2014 (the "WLKP Prospectus"), as filed with the SEC on July 31, 2014.
The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
The Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units. See Note 2 to the combined and consolidated financial statements within this Quarterly Report on Form 10-Q for a description of the IPO, the assets and liabilities contributed and agreements entered in connection with the closing of the IPO.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. At the closing of the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. We believe this agreement, which is a long-term, fee-based agreement with a minimum purchase commitment, and variable pricing equal to OpCo’s actual feedstock and natural gas costs and estimated other costs of producing ethylene, plus a fixed margin per pound of $0.10 less revenue from co-product sales, will promote stable and predictable cash flows. We expect Westlake will take volumes in excess of the minimum commitment under the Ethylene Sales Agreement if we produce more than our planned production.
We sell ethylene production in excess of volumes sold to Westlake, as well as associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. Historically, third-party ethylene and associated co-product sales have generated greater than 25% of our total revenues.
Please refer to Note 2 to the combined and consolidated financial statements within this Quarterly Report on Form 10-Q for details of the Ethylene Sales Agreement.
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

Please refer to Note 2 to the combined and consolidated financial statements within this Quarterly Report on Form 10-Q for details of the Feedstock Supply Agreement.
How We Evaluate Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) production volumes, (ii) operating and maintenance expenses, including turnaround costs, and (iii) distributable cash flow.
Production Volumes
The amount of profit we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to purchasing minimum volumes from us under the Ethylene Sales Agreement described above, our results of operations are impacted by our ability to:

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
Operating Expenses and Maintenance Capital Expenditures
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and repair and maintenance expenses. With the exception of feedstock and utilities related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our ethylene production facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit.
Operating expenses, maintenance capital expenditures and turnaround costs, are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures, and turnaround costs, directly affects our profitability and cash flows. We seek to manage our operating and maintenance expenses on our ethylene production facilities by scheduling maintenance and turnaround over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence.
Distributable Cash Flow
After the closing of the IPO, we use distributable cash flow to analyze our performance. We define distributable cash flows as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. Distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Factors Affecting the Comparability of Our Financial Results
Our results of operations subsequent to the IPO are not comparable to the Predecessor’s historical results of operations for the reasons described below:
Revenue
Ethylene, Co-products and Excess Feedstock Sales
There are differences in the way the Predecessor generated and recorded revenue and the way we generate and record revenue from ethylene sales to Westlake. The Predecessor generally recognized revenue for ethylene sold internally based on a transfer pricing formula intended to approximate the fair market value of the commodity. Subsequent to the IPO, a substantial majority of our revenue from ethylene sales is generated from sales of manufactured ethylene to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement contains minimum purchase commitments and pricing that is expected to generate a fixed margin of $0.10 per pound. The price per pound of ethylene sold under the Ethylene Sales Agreement is lower than historical prices charged by the Predecessor for ethylene sold internally. As such, we expect a significant decrease in revenue from ethylene sales to Westlake for periods after the IPO compared with the Predecessor’s historical revenue.
The Predecessor’s third-party sales consisted of ethylene, feedstock and associated co-product sales. With respect to third-party ethylene sales, the Predecessor also resold externally procured ethylene to third parties. Subsequent to the IPO, the ethylene procurement and reselling activities of the Predecessor remained with Westlake. In addition, the Predecessor’s net sales included revenue from sales to third parties of excess feedstock not used in the ethylene production process. Following the closing of the IPO, we do not generate revenues from the sale of excess feedstock to third parties as all of the Predecessor’s feedstock risk-management activities remained with Westlake. However, we sell all of our co-product volume to third parties in a manner consistent with the Predecessor. As such, there are no significant changes to revenue related to the sale of co-products, as compared to the Predecessor’s historical revenue from co-product sales.
Expenses
Selling, General and Administrative Expenses
The Predecessor’s selling, general and administrative expenses included direct and indirect charges for the management and operation of our ethylene and other transportation assets allocated by Westlake for general corporate services such as treasury, information technology, legal, corporate tax, human resources, executive compensation, other financial and administrative services, among others. These expenses were charged or allocated to the Predecessor based on the nature of the expense and the Predecessor’s proportionate share of fixed assets, headcount or other measure, as deemed appropriate. Following the closing of the IPO, under the services and secondment agreement and omnibus agreement, Westlake continues to charge us a combination of direct and allocated charges for similar general corporate services as those charged to the Predecessor historically. We also expect to incur approximately $3.0 million of incremental annual general and administrative expenses as a result of being a separate publicly traded partnership. These incremental general and administrative expenses were not reflected in the Predecessor’s combined financial statements.
Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is subject to state and local income taxes. The Predecessor’s tax provision was determined on a separate return basis. Accordingly, we expect our tax provision to be significantly reduced subsequent to the IPO as compared to that of the Predecessor.
Noncontrolling Interest
At the closing of the IPO, Westlake contributed a 5.8% limited partner interest and the general partner interest in OpCo to us. Immediately following the IPO, we used the IPO net proceeds to acquire an additional 4.8% limited partner interest in OpCo directly from OpCo. Westlake retained the remaining 89.4% limited partner interest in OpCo. As a result, Westlake's retained interest is recorded as noncontrolling interest in our consolidated financial statements.

Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
Subsequent to the IPO, we generate a substantial majority of our revenue from the Ethylene Sales Agreement with Westlake. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (i) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin of $0.10 per pound, adjusting automatically for changes in feedstock costs; and (ii) the commitment under which Westlake will purchase 95% of the annual planned production, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual monthly production in excess of the planned production. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is that portion sold to third parties, as well as co-product sales.
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

Results of Operations
The table below and descriptions that follow represent the combined results of operations of the Predecessor for the three and nine months ended September 30, 2013 and for the period from January 1, 2014 through August 3, 2014, and the consolidated results of the Partnership for the period from August 4, 2014, the date of the IPO, through September 30, 2014. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor’s historical combined results of operations for the reasons discussed under "Factors Affecting the Comparability of Our Financial Results."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		Predecessor		Predecessor

	(dollars in thousands)
Revenue
Net sales—Westlake	$289,601	$391,801	$1,088,561	$1,195,870
Net co-product, ethylene and feedstock sales—third parties	102,407	148,332	387,596	369,939
Total net sales	392,008	540,133	1,476,157	1,565,809
Cost of sales	227,015	327,152	832,304	924,663
Gross profit	164,993	212,981	643,853	641,146
Selling, general and administrative expenses	8,860	6,391	22,803	19,326
Income from operations	156,133	206,590	621,050	621,820
Other income (expense)
Interest expense—Westlake	(2,137)	(2,295)	(9,833)	(4,893)
Other income, net (1)	486	1,162	3,135	6,422
Income before income taxes	154,482	205,457	614,352	623,349
Provision for income taxes	36,309	72,876	198,461	221,009
Net income	$118,173	$132,581	$415,891	$402,340
Less: Predecessor net income prior to initial public offering on August 4, 2014	63,616		361,334
Net income subsequent to initial public offering	54,557		54,557
Less: Net income attributable to noncontrolling interest in OpCo	49,542		49,542
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$5,015		$5,015
Distributable cash flow to the Partnership (2)	5,265		5,265
____________
(1) Includes income from the Predecessor’s equity stake in a pipeline joint venture that was not contributed to the Partnership in connection with the IPO.
(2) Non GAAP financial measure. See the "Reconciliation of Distributable Cash Flow Attributable to the Partnership to Net Income and Net Cash Provided by Operating Activities."

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	-17.4%	-10.2%	-5.2%	-0.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average industry prices (1)
Ethane (cents/lb)	7.9	8.4	9.7	8.7
Propane (cents/lb)	24.6	24.4	26.9	22.2
Ethylene (cents/lb) (2)	66.6	54.3	59.1	58.7
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.
Reconciliation of Distributable Cash Flow Attributable to the Partnership to Net Income and Cash Provided by Operating Activities
The following tables present reconciliations of distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Distributable cash flow attributable to the Partnership	$5,265	$5,265
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	51,652	51,652
Net income attributable to the Predecessor	63,616	361,334
Maintenance capital expenditures	5,839	5,839
Contribution to turnaround reserves	4,484	4,484
Less:
Depreciation and amortization (1)	(12,683)	(12,683)
Net income	$118,173	$415,891
Changes in operating assets and liabilities and other		59,450
Equity in income of joint venture, net of dividends		1,073
Deferred income taxes		8,267
Loss from disposition of fixed assets		1,244
Provision for doubtful accounts		65
Net cash provided by operating activities		$485,990
____________
(1) Includes the amounts for the period from August 4, 2014 through September 30, 2014 only.
Summary
For the quarter ended September 30, 2014, net income was $118.2 million on net sales of $392.0 million. This represents a decrease in net income of $14.4 million as compared to the quarter ended September 30, 2013 net income of $132.6 million on net sales of $540.1 million. Net sales for the third quarter of 2014 decreased by $148.1 million as compared to net sales for the third quarter of 2013, mainly due to lower average sales prices and sales volumes of ethylene sold to Westlake resulting primarily from the execution of the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessors’ ethylene procurement and reselling activities in connection with the closing of the IPO. Ethylene co-products sales volumes and average sales prices were also lower for the third quarter of 2014 as compared to the same period a year ago, primarily due to the change to ethane feedstock currently being utilized at our Calvert City ethylene plant following the completion of the feedstock conversion project. Income from operations was $156.1 million for the third quarter of 2014 as compared to $206.6 million for the third quarter of 2013. Income from operations for the third quarter of 2014 decreased mainly as result of the execution of the Ethylene Sales Agreement in connection with the closing of the IPO, partially offset by significantly lower feedstock costs driven by an overall reduced dependency on the more expensive propane as a result of the completion of the feedstock conversion project at Calvert City Olefins.
For the nine months ended September 30, 2014, net income was $415.9 million on net sales of $1,476.2 million. This represents an increase in net income of $13.6 million as compared to the nine months ended September 30, 2013 net income of $402.3 million on net sales of $1,565.8 million. Net sales for the nine months ended September 30, 2014 decreased by $89.6 million as compared to the nine months ended September 30, 2013 mainly due to lower average sales prices and sales volumes of ethylene sold to Westlake resulting primarily from the execution of the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessors’ ethylene procurement and reselling activities in connection with the closing of the IPO. The decrease in net sales was partially offset by an increase in sales volumes and average sales prices for ethylene and feedstock sold to third parties. Income from operations was $621.1 million for the nine months ended September 30, 2014 as compared to $621.8 million for the nine months ended September 30, 2013. Income from operations for the nine months ended September 30, 2014 decreased primarily as result of the overall lower margin achieved on manufactured ethylene resulting from the execution of the Ethylene Sales Agreement in connection with the closing of the IPO, as well as costs and lost production associated with the Calvert City Olefins maintenance turnaround, conversion and expansion activities that took place during the first and second quarters of 2014. The decrease in income from operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was largely offset by significantly lower feedstock costs driven by an overall reduced dependency on the more expensive propane as a result of the completion of the feedstock conversion project at Calvert City Olefins.
RESULTS OF OPERATIONS
Third Quarter 2014 Compared with Third Quarter 2013
Net Sales. Net sales decreased by $148.1 million, or 27.4%, to $392.0 million in the third quarter of 2014 from $540.1 million in the third quarter of 2013, primarily due to lower average sales prices and sales volumes of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessors’ ethylene procurement and reselling activities in connection with the closing of the IPO. Further, ethylene co-products sales volumes and average sales prices were also lower for the third quarter of 2014 as compared to the same period a year ago, primarily due to the change to ethane feedstock currently being utilized at our Calvert City ethylene plant following the completion of the feedstock conversion project. Average sales prices for the third quarter of 2014 decreased by 17.4% as compared to the third quarter of 2013. Overall sales volumes decreased by 10.2% as compared to the third quarter of 2013.
Gross Profit. Gross profit margin percentage increased to 42.1% for the third quarter of 2014 from 39.4% for the third quarter of 2013, primarily due to a reduction in feedstock costs resulting from the completion of the Calvert City Olefins conversion project, largely offset by a reduction in margin for ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement at the closing of the IPO. Overall, sales prices decreased an average of 17.4% for the third quarter of 2014 as compared to the third quarter of 2013.
Selling General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 39.1%, to $8.9 million in the third quarter of 2014 as compared to $6.4 million in the third quarter of 2013. The increase was mainly attributable to incremental general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership, coupled with higher allocations from Westlake due to Westlake’s increased cost associated with consulting and professional fees and other operating costs such as maintenance and services fees. This increase in selling, general and administrative expenses was partially offset by a decrease in the allocation from Westlake of labor costs mainly attributable to the Predecessor’s operations retained by Westlake after the closing of the IPO.
Interest Expense. Interest expense decreased by $0.2 million to $2.1 million in the third quarter of 2014 from $2.3 million in the third quarter of 2013, primarily due to the lower average debt balance in the third quarter of 2014 as compared to the prior year period.
Other Income, Net. Other income, net decreased by $0.7 million to $0.5 million in the third quarter of 2014 from $1.2 million in the third quarter of 2013, primarily due to a decrease in income attributable to the Predecessor’s equity stake in an natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 23.5% for the third quarter of 2014. The effective income tax rate for the third quarter of 2014 is not comparable to the effective income tax rate for the prior year period as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate was 35.5% for the third quarter of 2013. The effective income tax rates for the third quarter of 2013 were above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Net Sales. Net sales decreased by $89.6 million, or 5.7%, to $1,476.2 million for the nine months ended September 30, 2014 from $1,565.8 million for the nine months ended September 30, 2013, primarily attributable to lower average sales prices and sales volumes of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessors’ ethylene procurement and reselling activities in connection with the closing of the IPO. The decrease in net sales was partially offset by an increase in sales volumes and average sales prices for ethylene and feedstock sold to third parties. Average sales prices for the nine months ended September 30, 2014 decreased by 5.2% as compared to the nine months ended September 30, 2013. Overall sales volumes for the nine months ended September 30, 2014 decreased by 0.6% as compared to the nine months ended September 30, 2013.
Gross Profit. Gross profit margin percentage of 43.6% for the nine months ended September 30, 2014 increased from 40.9% for the nine months ended September 30, 2013. The improvement in gross profit margin percentage was predominantly due to lower feedstock costs attributable to an overall reduced dependency on the more expensive propane as a result of the completion of the feedstock conversion project at Calvert City Olefins, partially offset by an increase in ethane and energy costs. In addition, gross profit percentage for the nine months ended September 30, 2014 was negatively impacted by the lower margins earned on ethylene sold to Westlake as a result of the execution of the Ethylene Sales Agreement at the closing of the IPO, as well as the costs and lost production associated with the Calvert City Olefins maintenance turnaround, conversion and expansion activities that took place during the first and second quarters of 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.5 million, or 18.1%, to $22.8 million for the nine months ended September 30, 2014 as compared to $19.3 million for the nine months ended September 30, 2013. The increase was mainly attributable to incremental general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership, as well as higher allocations from Westlake due to Westlake’s increased cost associated with consulting and professional fees, and other operating costs such as maintenance and services fees. The increase in selling, general and administrative expenses was partially offset by a lower allocation from Westlake associated with labor costs resulting from Westlake retaining certain operations of the Predecessor subsequent to the closing of the IPO.
Interest Expense. Interest expense increased by $4.9 million to $9.8 million for the nine months ended September 30, 2014 from $4.9 million for the nine months ended September 30, 2013, primarily due to the higher average debt balance for the nine months ended September 30, 2014 as compared to the prior year period.
Other Income, Net. Other income, net decreased by $3.3 million to $3.1 million for the nine months ended September 30, 2014 from $6.4 million for the nine months ended September 30, 2013. The decrease was mainly due to a claim settlement in the first quarter of 2013, which did not recur in the current year period and to a decrease in income attributable to the Predecessor’s equity stake in a natural gas liquids pipeline joint venture that was not be contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 32.3% for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2014 is not comparable to the effective income tax rate for the prior year period as the Partnership is not subject to federal or state income taxes subsequent to the IPO. The effective income tax rate was 35.5% for the nine months ended September 30, 2013. The effective income tax rates for the 2013 period was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Operating Activities
Operating activities provided cash of $486.0 million in the first nine months of 2014 compared to cash provided of $415.5 million in the first nine months of 2013. The $70.5 million increase in cash flows from operating activities was mainly due to a decrease in the use of cash for working capital purposes and a decrease in income from operations. Cash flows from operating activities for the first six months of 2013 was negatively impacted by deferred turnaround costs related to the Petro 2 turnaround at Lake Charles Olefins.
Investing Activities
Net cash used for investing activities during the first nine months of 2014 was $144.5 million as compared to net cash used for investing activities of $161.2 million in the first nine months of 2013. Capital expenditures were $144.3 million in the first nine months of 2014 compared to $158.9 million in the first nine months of 2013. Capital expenditures in the first nine months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project at Calvert City Olefins and the planned upgrade and expansion of Petro 1 at Lake Charles Olefins. Capital expenditures in the first nine months of 2013 were mainly incurred on the expansion of Petro 2 at Lake Charles Olefins and the conversion and expansion of Calvert City Olefins.
Financing Activities
Net cash used for financing activities during the first nine months of 2014 was $251.5 million as compared to net cash used of $254.4 million in the first nine months of 2013. The activity during the period from January 1, 2014 through August 3, 2014 was primarily related to the Predecessor’s $448.1 million distribution to Westlake, partially offset by borrowings of $119.8 million under the Predecessor’s unsecured promissory note agreements with Westlake. The activity during the period from August 4, 2014 through September 30, 2014 was primarily related to the Partnership raising $286.1 million in net proceeds from the IPO of 12,937,500 of its common units as well as borrowings of $21.4 million under our intercompany credit facility with Westlake, partially offset by a $151.7 million distribution to Westlake for pre-formation capital expenditures and a

$78.9 million repayment of borrowings outstanding under the unsecured promissory note agreements assumed by OpCo at the closing of the IPO. The activity during the first nine months of 2013 was mainly related to the Predecessor’s $422.0 million distribution to Westlake, partially offset by borrowings of $167.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Historically, the Predecessor's principal sources of liquidity have been cash from operations and funding from Westlake. As a participant in Westlake’s centralized cash management system, the Predecessor's cash receipts were deposited in Westlake’s or its affiliates’ bank accounts and cash disbursements were made from those accounts. Accordingly, the Predecessor's combined financial statements have reflected no cash balances as any cash flow generated from the Predecessor's operations was deemed to have been distributed to Westlake and is reflected as a net distribution to Westlake in the Predecessor’s combined statements of cash flows.
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
In order to fund non-annual turnaround expenditures, we caused OpCo to use $55.4 million from the net proceeds of the IPO to fund its initial balance for turnaround activities. Subsequent to the IPO, we intend to cause OpCo to reserve approximately $29.3 million during each twelve month period. Each of OpCo’s ethylene production facilities requires turnaround maintenance approximately every five years. By creating an initial balance and reserving additional cash annually, we intend to reduce the variability in OpCo’s cash flow. The initial balance of turnaround reserve will account for the period that the ethylene production facilities were under Westlake’s ownership following the last major turnaround and prior to the entry into the Ethylene Sales Agreement. Westlake’s purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo’s turnaround expenditures.
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
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in an approximately 180 million pounds annual capacity expansion and also provided OpCo with 100% ethane feedstock capability at the facility.

Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the period from January 1, 2014 through August 3, 2014, Westlake loaned the Predecessor a principal amount of approximately $119.8 million, all of which was used for capital expenditures. During the period from August 4, 2014 through September 30, 2014, Westlake loaned us $21.4 million, all of which was used for capital expenditures. Capital expenditures for 2014 are expected to be approximately $199.4 million, of which $144.3 million was spent during the nine months ended September 30, 2014. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Indebtedness
OpCo assumed $246.1 million of indebtedness under the August 2013 Promissory Notes in connection with the closing of the IPO. Using proceeds from the IPO, OpCo repaid $78.9 million of the outstanding balance in the August 2013 Promissory Notes. As of September 30, 2014, $168.4 million of indebtedness was outstanding under the August 2013 Promissory Notes. Each of the promissory notes has a ten-year term beginning on the date the Predecessor entered into the agreement. Outstanding borrowings under the promissory notes bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty.
Additionally, at the closing of the IPO, OpCo entered into a $600.0 million intercompany credit facility with Westlake that may be used to fund growth projects and working capital needs. As of September 30, 2014, outstanding borrowings, including accrued interest, under the intercompany credit facility with Westlake totaled $20.1 million and bear interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

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
A substantial portion of the Predecessor’s and the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor’s and our product margins and level of profitability tend to fluctuate with changes in the business cycle. The Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. In connection with the closing of the IPO, Westlake retained the Predecessor's open derivative positions, and as of September 30, 2014, we had no open derivative positions. Additional information concerning derivative commodity instruments appears in Notes 11 and 12 to the combined and consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. At September 30, 2014, we had variable rate debt of $188.5 million outstanding, all of which was owed to a wholly owned subsidiary of Westlake, $20.1 million of which accrued interest at a variable rate of LIBOR plus 300 basis point, with the remaining $168.4 million accruing interest at a variable rate of prime plus 150 basis points. Historically, neither the Partnership nor the Predecessor engaged in hedging of variable rate debt. The weighted average variable interest rate of our variable rate debt of $188.5 million as of September 30, 2014 was 4.60%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would have increased our annual interest expense by approximately $0.6 million.
We will continue to be subject to interest rate risk with respect to our remaining variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $1.9 million, based on the September 30, 2014 variable rate debt balance.

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
Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are required to provide an assessment of the effectiveness of our internal control over financial reporting and comply with the auditor attestation requirement of Section 404 of the Sarbanes Oxley-Act as of December 31, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTLAKE CHEMICAL PARTNERS LP BY: WESTLAKE CHEMICAL PARTNERS GP LLC

Date:	November 7, 2014	By:	/S/ ALBERT CHAO
Albert Chao
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2014	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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