Form 10-K
period 2014-12-31
Westlake Chemical Partners LP
filed 2015-03-09
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-36567

Westlake Chemical Partners LP
(Exact name of registrant as specified in its charter)

Delaware	32-0436529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2801 Post Oak Boulevard, Suite 600
Houston, Texas 77056
(Address of principal executive offices, including zip code)
(713) 585-2900
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last day of the registrant's most recently completed second fiscal quarter, the registrant's equity was not listed on a domestic exchange or over-the-counter market. The registrant's common units began trading on the New York Stock Exchange on July 30, 2014.
As of March 2, 2015, the registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding.

Explanatory Note
On August 4, 2014, Westlake Chemical Partners LP completed an initial public offering (the "IPO") of 12,937,500 common units, including the 1,687,500 common units issued pursuant to the full exercise of the underwriters; option to purchase additional common units, to the public at a price of $24.00 per unit. Unless the context otherwise requires, references in this Annual Report on Form 10-K (this "report") to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the IPO. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms used in the present tense or prospectively, or in reference to the period subsequent to the IPO, refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"), and references to the Partnership for all periods prior to the IPO refer to the Predecessor. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. References to our "board of directors" or our "directors" refer to the board of directors of our general partner and such board's directors, respectively. See Note 2 to our combined and consolidated financial statements for information regarding the closing of the IPO.
Cautionary Statement Regarding Forward-Looking Statements
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

i

These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Part 1. - Item 1A Risk Factors" of this report.
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

ii

PART I

Item 1. Business
We are a Delaware limited partnership formed by Westlake in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we completed our IPO of 12,937,500 common units representing limited partner interests. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. Westlake holds a 89.4% limited partner interest in OpCo and holds a 52.2% limited partner interest in us (consisting of 1,436,115 common units and all of the subordinated units), our general partner interest and our incentive distribution rights.
OpCo's assets are comprised of three ethylene production facilities, which primarily convert ethane into ethylene and have an aggregate annual capacity of approximately 3.4 billion pounds, and a 200-mile ethylene pipeline. OpCo derives substantially all of its revenue from its ethylene production facilities. Ethylene is the world's most widely used petrochemical in terms of volume and is a key building block used to produce a number of key derivatives, such as polyethylene ("PE") and polyvinyl chloride ("PVC"), which are used in a wide variety of end markets including packaging, construction and transportation. Westlake's downstream PE and PVC production facilities consume a substantial majority of the ethylene produced by OpCo. OpCo generates revenue primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our sole revenue generating asset is our 10.6% limited partner interest in OpCo.
Our assets and operations are organized into a single reportable segment and are all located and conducted in the United States. See "Item 8. Financial Statements and Supplementary Data" for financial information on our operations and assets; such information is incorporated herein by reference.
Among other agreements entered into in connection with the closing of the IPO, OpCo entered into a 12-year ethylene sales agreement with Westlake, under which Westlake agreed to purchase 95% of OpCo's planned ethylene production each year, on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10 (the "Ethylene Sales Agreement"). Any ethylene not sold to Westlake and all co-products that are produced by OpCo will be sold to third parties on either a spot or contract basis. OpCo also entered into a feedstock supply agreement with Westlake that supplies OpCo with all of the ethane (and any other feedstocks) required for OpCo to produce ethylene under the Ethylene Sales Agreement (the "Feedstock Supply Agreement").
OpCo primarily uses ethane (a component of natural gas liquids, or NGLs) to produce ethylene. OpCo currently plans to expand the capacity of one of its ethylene production facilities by approximately 250 million pounds during the first half of 2016.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2014:

Public Common Units	47.8%
Interests of Westlake:
Common Units	5.3%
Subordinated Units	46.9%
Non-Economic General Partner Interest	—
Incentive Distribution Rights	—	(1)
	100.0%

______________________________

(1)
Incentive distribution rights represent a variable interest in distributions and thus are not expressed as a fixed percentage. Distributions with respect to the incentive distribution rights are classified as distributions with respect to equity interests.

Our Assets and Operations
Our sole revenue generating asset is our 10.6% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:

•
two ethylene production facilities at Westlake's Lake Charles, Louisiana site ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with an annual combined capacity of approximately 2.7 billion pounds;

•	one ethylene production facility at Westlake's Calvert City, Kentucky site ("Calvert City Olefins"), with an annual capacity of approximately 630 million pounds; and

•
a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas chemical site, which includes Westlake's Longview PE production facility (the "Longview Pipeline").

As the owner of the general partner interest of OpCo, we control all aspects of the management of OpCo, including its cash distribution policy. See "—OpCo's Assets."
OpCo's Assets
Ethylene Production Facilities. OpCo operates three ethylene production facilities that are situated on real property leased to OpCo by Westlake pursuant to two 50-year site lease agreements. See "Certain Relationships and Related Transactions—Contractual Arrangements—Site Lease Agreement" for a description of the site leases. Ethylene can be produced from either NGL feedstocks, such as ethane, propane and butane, or from petroleum-derived feedstocks, such as naphtha. Lake Charles Olefins and Calvert City Olefins use primarily ethane as their feedstock. Calvert City Olefins can also use propane as a feedstock and Petro 2 can also use an ethane/propane mix, propane, butane or naphtha as a feedstock.
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2014:

Plant Location (Description)	Annual Production Capacity (millions of pounds)	Feedstock	Primary Uses of Ethylene
Lake Charles, Louisiana (Petro 1)	1,250	Ethane	PE and PVC
Lake Charles, Louisiana (Petro 2)	1,490	Ethane, ethane/propane mix, propane, butane or naphtha	PE and PVC
Calvert City, Kentucky (Calvert City Olefins)	630	Ethane or propane	PVC
Total	3,370
Longview Pipeline. OpCo owns the Longview Pipeline, which is a 200-mile common carrier ethylene pipeline, with a capacity of 3.5 million pounds per day that runs from Mont Belvieu, Texas to the Longview, Texas chemical site, which includes Westlake's Longview PE production facility.
Lake Charles Olefins
Two of OpCo's ethylene production facilities, which we refer to as Petro 1 and Petro 2 and, collectively, as Lake Charles Olefins, are located at Westlake's Lake Charles site. The combined capacity of OpCo's two ethylene production facilities is approximately 2.7 billion pounds per year. In the first quarter of 2013, we completed the expansion of Petro 2 to increase the ethane-based ethylene capacity at the Lake Charles facility and its conversion to 100% ethane feedstock capability. The Petro 2 expansion increased ethane-based ethylene capacity by approximately 240 million pounds annually.
OpCo currently plans to expand the capacity of Petro 1 by approximately 250 million pounds during the first half of 2016. Along with increasing capacity, this expansion is projected to, among other things, improve ethylene recovery efficiency, improve mechanical reliability and reduce energy consumption in the ethylene production process. OpCo plans to fund the expansion through borrowings from Westlake.
Within Westlake's Lake Charles site, Petro 1 and Petro 2 are connected by pipeline systems to Westlake's PE plants. Westlake may use the ethylene it purchases from OpCo at its Lake Charles facility or transfer it to its Geismar facility or its Longview facility, either through physical transportation or via exchange transactions. Westlake may also use the ethylene it purchases from OpCo with chlorine to produce ethylene dichloride and transport it via barge to Westlake's Calvert City site.
In addition, OpCo produces ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. OpCo sells its output of these co-products to external customers.

Calvert City Olefins
One of OpCo's ethylene production facilities is located at Westlake's Calvert City site, which we refer to as Calvert City Olefins. The capacity of Calvert City Olefins is 630 million pounds per year. Our recently completed project at Calvert City Olefins converted its feedstock from propane to ethane and increased its ethylene capacity by approximately 180 million pounds annually. This conversion enables OpCo to access low-cost ethane produced from the Marcellus Shale versus higher cost propane historically utilized by Calvert City Olefins as a feedstock.
Pipeline
OpCo owns a 200-mile 10-inch diameter ethylene pipeline system that connects the Equistar Pipeline, the Flint Hills Pipeline and the Lone Star Storage Facility in Mont Belvieu to the Longview, Texas chemical site, which includes Westlake's Longview PE production facility. The system has a capacity of 3.5 million pounds per day of ethylene and is operated as a common carrier pipeline by Buckeye Development & Logistics I LLC. As a common carrier intrastate pipeline in Texas, the system is subject to rate regulation under the Texas Utilities Code, as implemented by the Texas Railroad Commission, or the TRRC, and has a tariff on file with the TRRC.
Technology
OpCo has perpetual and paid-up licenses for steam cracking and process recovery technology used at its ethylene plants.
Our Agreements with Westlake
The agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO.
Ethylene Sales Agreement
OpCo and Westlake entered into the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. Under specified circumstances, cost underrecoveries may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake.
Feedstock Supply Agreement
OpCo and Westlake entered into the Feedstock Supply Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. Under the Feedstock Supply Agreement, Westlake agrees to sell OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement. The price at which ethane and feedstock is sold includes an indexed price for spot gas liquids at Mont Belvieu and applicable transportation, storage and other costs.
Services and Secondment Agreement
OpCo and Westlake entered into the services and secondment agreement, pursuant to which OpCo will provide Westlake with various utilities and utility services and in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement.
Site Lease Agreements
OpCo and Westlake entered into two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access right related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, the lessor has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its ethylene production facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to the lessor's property or operations; provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to the lessor.
Omnibus Agreement
We entered into the omnibus agreement with Westlake and OpCo, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the ethylene production facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The omnibus agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the omnibus agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.
OpCo Partnership Agreement
We, OpCo GP and Westlake entered into an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. We control OpCo GP, as its sole member, subject to certain approval rights held by Westlake.
Environmental and Other Regulations
As is common in our industry, producing ethylene involves the use, storage, transportation and disposal of large quantities of toxic and hazardous materials, and our manufacturing operations require the generation and disposal of large quantities of hazardous wastes. We are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations, which address, among other things, the following:

•	emissions to the air;

•	discharges to land or to surface and subsurface waters;

•	other releases into the environment;

•	remediation of contaminated sites;

•	generation, handling, storage, transportation, treatment and disposal of waste materials; and

•	maintenance of safe conditions in the workplace.
We are subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require us to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. These laws include the federal Clean Air Act ("CAA"), the federal Water Pollution Control Act (the "Clean Water Act"), the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Toxic Substances Control Act and various other federal, state and local laws and regulations. Examples of environmental regulations and risks associated with our business are outlined below.
The Federal Clean Air Act. The CAA and its implementing regulations, as well as the corresponding state laws and regulations, impose permitting requirements and emission control requirements relating to specific air pollutants, as well as the requirement for certain facilities to maintain a risk management program to help prevent accidental releases of certain substances. Air quality standards promulgated pursuant to the CAA may require the installation of new or additional emission control equipment or changes in facility operations. If new controls or changes to operations are needed, the costs could be significant. In addition, failure to comply with the requirements of the CAA, its implementing regulations, and permits issued under the CAA, could result in fines, penalties or other sanctions.
Release Reporting. The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws, including the Emergency Planning and Community Right-to-Know Act. If we fail to properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims, which could result in significant liability.

Clean Water Act. The Clean Water Act ("CWA") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or noncompliance with other requirements of the CWA and analogous state laws and regulations.
Waste Management. RCRA and analogous state laws establish stringent requirements for the generation, handling, storage, transportation, and disposal of hazardous wastes. At facilities where hazardous wastes have been spilled, released into the environment, or disposed, these laws may require costly investigations, studies, and response actions, possibly including removal and re-disposal of any such wastes. RCRA also establishes extensive recordkeeping, reporting and permitting requirements. We generate large quantities of hazardous wastes in connection with our operations, and could incur significant liabilities under RCRA and similar laws for any mismanagement or other improper or unauthorized handling of such wastes.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing facility in Calvert City, Kentucky, which is a portion of the B.F. Goodrich superfund site, Goodrich agreed to indemnify Westlake for any liabilities related to preexisting contamination at the site. Westlake agreed to indemnify Goodrich for post-closing contamination caused by Westlake's operations. The soil and groundwater at the site had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and services and secondment agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by Westlake that have been invoiced to PolyOne to provide the environmental remediation services were $2.8 million and $3.3 million in 2014 and 2013, respectively. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1.4 million from Westlake in reimbursement of previously paid remediation costs. The arbitration is currently stayed pending the outcome of discussions between other parties and their insurance carriers. Westlake will indemnify us for liabilities that occurred or existed prior to August 4, 2014.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving Westlake, Goodrich and PolyOne related to the same manufacturing site in Calvert City, which includes OpCo's ethylene production facility in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's RCRA permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to Westlake. Westlake intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA") pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. Westlake will indemnify us for liabilities that occurred or existed prior to August 4, 2014. See "Federal Administrative Proceedings" below. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under CERCLA. In its response to the Cabinet, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to our plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. The EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Calvert City site. In June 2009, the EPA notified Westlake that Westlake may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. Westlake negotiated, in conjunction with the other potentially responsible parties, an AOC and an order to conduct an RIFS. Due to our ownership and current operation of the property, we may be subject to additional requirements and liabilities under CERCLA and we cannot assure you that any additional requirements and liabilities under CERCLA will not be material.

General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2014, Predecessor incurred capital expenditures of $0.1 million prior to the IPO and OpCo made capital expenditures of $0.7 million subsequent to the IPO related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $4.9 million in 2015 and $3.6 million in 2016, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. A number of companies have entered into consent agreements with the EPA requiring both modifications to reduce flare emissions and the installation of additional equipment to better track flare operations and emissions. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. Westlake submitted information pursuant to such request, including information regarding three flares that we own. The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has demanded that Westlake conduct additional flare sampling and provide supplemental information. Westlake is currently in negotiations with the EPA regarding these demands, some of which are applicable to our flares. The EPA has indicated that it is seeking a consent decree with that would obligate Westlake to take corrective actions relating to the alleged noncompliance. Westlake has not agreed that any flares are out of compliance or that any corrective actions are warranted. Depending on the outcome of Westlake's negotiations with the EPA, additional controls on emissions from our flares may be required and these could result in increased capital and operating costs. Westlake will indemnify us for liabilities that occurred or existed prior to August 4, 2014.
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding our assets, and those of Westlake, for various air compliance issues. We and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. While settlement may result in a total civil penalty in excess of $0.1 million, such a settlement will likely cover assets owned by both us and Westlake, and to the extent that it covers our assets, Westlake will indemnify us for liabilities to the extent such liabilities occurred or existed prior to August 4, 2014.
Greenhouse Gases. Various jurisdictions have considered or adopted laws and regulations on greenhouse gas ("GHG") emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our cost of doing business.
Chemical Safety. Assessments under government programs on chemical safety could adversely affect our business by increasing our cost of production and reducing demand for our products, through new requirements on the production, handling, labeling or use of those chemicals. In the United States, for example, the National Toxicology Program seeks to identify and select for study chemicals and other substances to evaluate potential human health hazards.
It is difficult to estimate the future costs of environmental protection and remediation because of many uncertainties, including uncertainties about the status of laws, regulations and information related to individual locations and sites and our ability to rely on third parties to carry out such remediation. Subject to the foregoing, but taking into consideration our experience regarding environmental matters of a similar nature and facts currently known, and except for the outcome of pending litigation and regulatory proceedings, which we cannot predict, but which could have a material adverse effect on us, we believe that capital expenditures and remedial actions to comply with existing laws governing environmental protection will not have a material adverse effect on our business and financial results.
Employees
Neither we nor OpCo has any employees. Under the services and secondment agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2014, 145 employees were seconded to OpCo. Of these, 21 are covered by collective bargaining agreements that expire on November 1, 2019. There have been no strikes or lockouts, and neither OpCo nor Westlake has experienced any work stoppages throughout its history. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.

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
Competition
Due to the Ethylene Sales Agreement and integration with Westlake, OpCo does not directly compete with other ethylene producers for 95% of the planned volumes it produces. It is only on the 5% of planned ethylene volumes not sold to Westlake where OpCo competes with other regional merchant ethylene producers, LyondellBasell Industries, N.V., Royal Dutch Shell, Williams Companies, BASF Corporation and Flint Hills Resources.
Available Information
We file annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at (800) SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.
We also make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, simultaneously with or as soon as reasonably practicable after filing such materials with, or furnishing such materials to, the SEC, and on or through our website, www.wlkpartners.com. The information on our website, or information about us on any other website, is not incorporated by reference into this report.
Item 1A. Risk Factors
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. Security holders and potential investors should carefully consider the following risk factors together with all of the other information included in this report. If any of the following risks were actually to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected.
Risks Inherent in Our Business
We are substantially dependent on Westlake for our cash flows. If Westlake does not pay us under the terms of the Ethylene Sales Agreement or if our assets fail to perform as intended, we may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.
Currently, all of our cash flow is generated from cash distributions from OpCo, and a substantial majority of OpCo's cash flow is generated from payments by Westlake under the Ethylene Sales Agreement. Westlake's obligations to purchase ethylene under the Ethylene Sales Agreement may be temporarily suspended to the extent OpCo is unable to perform its obligations caused by any of certain events outside the reasonable control of OpCo. Such events include, for example, acts of God or calamities which affect the operation of OpCo's facilities; certain labor difficulties (whether or not the demands of the employees are within the power of OpCo to concede); and governmental orders or laws. In addition, Westlake is not obligated to purchase ethylene with respect to any period during which OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds (which occur approximately every five years) other than under certain circumstances relating to the occurrence of force majeure. We expect that each of OpCo's facilities will have a turnaround once every five years and will not operate for typically between 25 and 45 days during each turnaround by itself. However, the duration of a turnaround by itself may be longer than expected or may cost more than originally estimated. Furthermore, expansions may also coincide with turnarounds, which may complicate and delay the completion of such turnarounds. For example, the expansion of Petro 1, as described in "Item 1. Business—OpCo's Assets—Lake Charles Olefins," is being completed in conjunction with a planned turnaround, which is expected to result in a downtime of between 75 and 80 days. A suspension of Westlake's obligations under the Ethylene Sales Agreement, including during periods where OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds, would reduce OpCo's revenues and cash flows, and could materially adversely affect our ability to make distributions to our unitholders.
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced in the second half of 2014, may lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•
severe financial hardship or bankruptcy of Westlake or one of our other customers, or the occurrence of other events affecting our ability to collect payments from Westlake or our other customers, including any of our customers' default;

•	volatility and cyclical downturns in the chemicals industry and other industries which materially and adversely impact Westlake and our other customers;

•	Westlake's inability to perform under the Ethylene Sales Agreement;

•
the age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in OpCo's operations, and in the operations of Westlake and our other customers, business partners and/or suppliers;

•	the cost of environmental remediation at OpCo's facilities not covered by Westlake or third parties;

•	changes in the expected operating levels of OpCo's assets;

•	OpCo's ability to meet minimum volume requirements, yield standards and ethylene quality requirements in the Ethylene Sales Agreement;

•	OpCo's ability to renew the Ethylene Sales Agreement or to enter into new, long-term agreements for the sale of ethylene under terms similar or more favorable;

•
changes in the marketplace that may affect supply and demand for ethane or ethylene, including decreased availability of ethane (which may result from greater restrictions on hydraulic fracturing or exports of NGLs from the United States, for example), increased production of ethylene or export of ethane or ethylene from the United States;

•	changes in overall levels of production, production capacity, pricing and/or margins for ethylene;

•	OpCo's ability to secure adequate supplies of ethane, other feedstocks and natural gas from Westlake or third parties;

•	the need to use higher priced or less attractive feedstock due to the unavailability of ethane;

•	the effects of pipeline, railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	the availability and cost of labor;

•	risks related to employees and workplace safety;

•
the effects of adverse events relating to the operation of OpCo's facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);

•	changes in product specifications for the ethylene that we produce;

•	changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;

•	changes in accounting rules and/or tax laws or their interpretations;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, Westlake, our other major customers, suppliers, dealers, distributors or other business partners; and

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as experienced in the second half of 2014, and could be less than the margin we earn from ethylene sales to Westlake;

•	the level of capital expenditures we or OpCo makes;

•	the cost of acquisitions;

•	construction costs;

•	fluctuations in our or OpCo's working capital needs;

•	our or OpCo's ability to borrow funds and access capital markets;

•	our or OpCo's debt service requirements and other liabilities;

•	restrictions contained in our or OpCo's existing or future debt agreements; and

•	the amount of cash reserves established by our general partner.
OpCo is subject to the credit risk of Westlake on a substantial majority of its revenues, and Westlake's leverage and creditworthiness could adversely affect our ability to make distributions to our unitholders.
Our ability to make distributions to unitholders is substantially dependent on Westlake's ability to meet its minimum contractual obligations under the Ethylene Sales Agreement. If Westlake defaults on its obligations, our ability to make distributions to our unitholders would be reduced or eliminated. Westlake has not pledged any assets to us as security for the performance of its obligations.
Westlake has not agreed with us to limit its ability to incur indebtedness, pledge or sell assets or make investments, and we have no control over the amount of indebtedness Westlake incurs, the assets it pledges or sells or the investments it makes.
OpCo is a restricted subsidiary and guarantor under Westlake's credit facility and the indentures governing its senior notes. Restrictions in the indentures could limit OpCo's ability to make distributions to us.
All of our cash is currently generated from cash distributions from OpCo. Westlake's credit facility and the indentures governing its senior notes impose significant operating and financial restrictions on OpCo. These restrictions limit OpCo's ability to:

•	make investments and other restricted payments;

•	incur additional indebtedness or issue preferred stock;

•	create liens;

•	sell all or substantially all of its assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.
In addition, the indentures governing Westlake's senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists.
These limitations are subject to a number of important qualifications and exceptions. However, the effectiveness of many of these restrictions in the indentures governing Westlake's senior notes is currently suspended under the indentures because the senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies.
These covenants may adversely affect OpCo's ability to finance future business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt, including OpCo and its assets. In addition, any acceleration of debt under Westlake's credit facility will constitute a default under some of Westlake's other debt, including the indentures governing its senior notes, each of which OpCo has guaranteed.

Substantially all of OpCo's sales are generated at three facilities located at two sites. Any adverse developments at any of these facilities or sites could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
OpCo's operations are subject to significant hazards and risks inherent in ethylene production operations. These hazards and risks include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions, any of which could result in production and transportation difficulties and disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. There is also risk of mechanical failure of OpCo's facilities both in the normal course of operations and following unforeseen events. Any adverse developments at any of OpCo's facilities could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Because substantially all of OpCo's sales are generated at three facilities located at two sites, any such events at any facility or site could significantly disrupt OpCo's ethylene production and its ability to supply ethylene to its customers. Any sustained disruption in its ability to meet its supply obligations under the Ethylene Sales Agreement could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
The ethylene sales price charged under the Ethylene Sales Agreement is designed to permit OpCo to cover the substantial majority of its operating costs, but not our public partnership costs, which will reduce our net operating profit.
The purchase price under the Ethylene Sales Agreement will be based on OpCo's actual ethane, other feedstock and natural gas costs and an annual estimate of other operating costs and maintenance capital expenditures and other turnaround expenditures. The price is designed to permit OpCo to recover the portion of its costs of feedstocks and other costs to operate the ethylene production facilities associated with the percentage of its production capacity purchased by Westlake and generate a fixed margin per pound of ethylene purchased by Westlake. The ethylene sales price will not increase to cover our public partnership costs, which will reduce our net operating profit.
The fee structure of the Ethylene Sales Agreement will limit OpCo's ability to take advantage of favorable market developments.
The Ethylene Sales Agreement sets a $0.10 per pound margin for a substantial majority of OpCo's ethylene production, limiting OpCo's ability to take advantage of decreased ethane and other feedstock prices, increased ethylene prices or other favorable market developments. Under these circumstances, OpCo may not be in a position to enable its partners, including us, to benefit from favorable market developments through increased distributions. In addition, under these circumstances, OpCo may be disadvantaged relative to those of its competitors that are in a better position to take advantage of favorable market developments.
If OpCo is unable to renew or extend the Ethylene Sales Agreement beyond the initial 12-year term or the other agreements with Westlake upon expiration of these agreements, our ability to make distributions in the future could be materially adversely affected and the value of our units could decline.
Westlake's obligations under the Ethylene Sales Agreement, the Feedstock Supply Agreement and the related services and secondment agreement will become terminable by either party commencing December 31, 2026. If OpCo were unable to reach agreement with Westlake on an extension or replacement of these agreements then our ability to make distributions on our common units could be materially adversely affected and the value of our common units could decline.
OpCo has the right to use the real property underlying Lake Charles Olefins and Calvert City Olefins pursuant to two, 50-year site lease agreements with Westlake. If OpCo is not able to renew the site lease agreements or if the site lease agreements are terminated by Westlake, OpCo may have to relocate Lake Charles Olefins and Calvert City Olefins, abandon the assets or sell the assets to Westlake.
Westlake has (1) leased to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins and (2) granted OpCo rights to access and use certain other portions of Westlake's ethylene production facilities that are necessary to operate OpCo's units at such ethylene production facilities. The site lease agreements each have a term of 50 years and may be renewed if agreed to by the parties. If an event of default with respect to bankruptcy of OpCo occurs, if Westlake terminates the Ethylene Sales Agreement in accordance with its provisions either for cause or due to a force majeure event, or if OpCo ceases to operate Lake Charles Olefins or Calvert City Olefins for six consecutive months (other than due to force majeure or construction following a casualty loss), Westlake may terminate the applicable site lease following notice and expiration of a cure period to remedy the default. In addition, if OpCo fails to act in good faith to expeditiously restore Lake Charles Olefins or Calvert City Olefins following a casualty loss, Westlake has the ability to terminate the applicable site lease agreement, to restore Lake Charles Olefins or Calvert City Olefins, as the case may be, and to purchase such ethylene production facility at fair market value. If OpCo is unable to renew the site lease agreements or if Westlake terminates one or both of the site lease agreements, OpCo may have to relocate Lake Charles Olefins and Calvert City Olefins, abandon the assets or sell the assets to Westlake, the result of which may have a material adverse effect on our business, results of operations and financial condition.
OpCo depends upon Westlake for numerous services and for its labor force.
Pursuant to a services and secondment agreement, Westlake is obligated to provide OpCo operating services, utility access services and other key site services. Westlake provides the services of certain of its employees, who act as OpCo's agents in operating and maintaining OpCo's ethylene production facilities. If this agreement is terminated or if Westlake or its affiliates fail to satisfactorily provide these services or employees, OpCo would be required to hire labor, provide these services internally or find a third-party provider of these services. Any services or labor OpCo chooses to provide internally may not be as cost effective as those that Westlake or its affiliates provide, particularly in light of OpCo's lack of experience as an independent organization. If OpCo is required to obtain these services or labor from a third party, it may be unable to do so in a timely, efficient and cost-effective manner, the services or labor it receives may be inferior to or more costly than those that Westlake is currently providing, or such services and labor may be unavailable. Moreover, given the integration of OpCo's ethylene production facilities and Westlake's Lake Charles and Calvert City facilities, it may not be practical for us or for a third party to provide site services or labor for OpCo's ethylene production facilities separately.
OpCo's ability to receive greater cash flows from increased production may be limited by the Ethylene Sales Agreement.
OpCo's ability to increase throughput volumes through its assets is constrained by the capacity limitations of those assets, which are currently operating at close to full capacity. OpCo's ability to increase its cash flow by selling ethylene to third parties may be limited by the Ethylene Sales Agreement. OpCo's ability to sell ethylene to third parties is limited to available excess capacity, since Westlake has the right to purchase the substantial majority of production from OpCo's facilities through its minimum purchase commitment and option to purchase additional ethylene under the Ethylene Sales Agreement. The Ethylene Sales Agreement provisions may prohibit OpCo from competing effectively for third party business for this excess production given the limited volumes available for sale. For example, so long as Westlake is not in default under the Ethylene Sales Agreement, Westlake has the right to purchase 95% of OpCo's production in excess of planned capacity.
The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods when we record net income.
If we are unable to make acquisitions from Westlake or third parties on economically acceptable terms, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.
Our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash distributions per unit. If we are unable to make acquisitions of additional interests in OpCo from Westlake on acceptable terms or we are unable to obtain financing for these acquisitions, our future growth and ability to increase distributions will be limited. In addition, we may be unable to make acquisitions from third parties as an alternative avenue to growth. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	the inability to successfully integrate the businesses we acquire;

•	the inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management's attention from other business concerns;

•	unforeseen difficulties in connection with operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources.
Many of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future. In addition, while we intend to establish cash reserves in order to cover turnaround expenditures, the amounts we reserve may not be sufficient to fully cover such expenditures.
Many of the assets we use to produce ethylene are generally long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or repair expenditures. In addition, while we intend to establish cash reserves in order to cover our turnaround expenditures, the amounts we reserve may be insufficient to fully cover such expenditures. Any significant and unexpected increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.
Regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.
Chemical manufacturing facilities may be at greater risk of terrorist attacks than other potential targets in the U.S. As a result, the chemical industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the U.S. Simultaneously, local, state and federal governments began a regulatory process that led to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers' businesses could be adversely affected because of the cost of complying with these regulations.
Our production facilities process volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
Our operations are subject to the usual hazards associated with commodity chemical and plastics manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions;

•	chemical spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist attacks.
All these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown of operations over an extended period at any one of our three major operating facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations.
We use hazardous substances and generate hazardous wastes and emissions in our manufacturing operations. Our industry is highly regulated and monitored by various environmental regulatory authorities. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, our petrochemical facilities may require improvements to comply with certain changes in process safety management requirements.
Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical manufacturing processes result in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
We also may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our facilities or to chemicals that we otherwise manufacture, handle or own. Although these types of claims have not historically had a material impact on our operations, a significant increase in the success of these types of claims could have a material adverse effect on our business, financial condition, operating results or cash flow.
Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. CERCLA and similar state laws impose joint and several liability for the costs of remedial investigations and actions on the entities that are deemed responsible for a release of hazardous substances into the environment, including entities that have generated hazardous substances or arranged for their transportation or disposal, as well as the past and present owners and operators of disposal sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA and similar state laws could impose liability for damages to natural resources caused by contamination.
Although we seek to take preventive action, our operations are inherently subject to accidental spills, discharges or other releases of hazardous substances that may make us liable to governmental entities or private parties. This may involve contamination associated with our current and former facilities, facilities to which we sent wastes or by-products for treatment or disposal and other contamination. Accidental discharges may occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess damages or penalties against us in connection with any past or future contamination, or third parties may assert claims against us for damages allegedly arising out of any past or future contamination. In addition, we may be liable for existing contamination related to certain of our facilities for which, in some cases, we believe third parties are liable in the event such third parties fail to perform their obligations.
Failure to adequately protect critical data and technology systems could materially affect our operations.
Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While Westlake, which manages our security protocol under the omnibus agreement, has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flow.
A terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the U.S. could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from customers or disruptions of fuel supplies and markets if North American and global utilities are direct targets or indirect casualties of an act of terror or war. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
Risks Relating to Our Partnership Structure
Westlake owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Westlake, may have conflicts of interest with us and have limited duties, and they may favor their own interests to our detriment and that of our unitholders.
Westlake owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interests, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Therefore, conflicts of interest may arise between Westlake or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:

•	our general partner is allowed to take into account the interests of parties other than us, such as Westlake, in exercising certain rights under our partnership agreement;

•	neither our partnership agreement nor any other agreement requires Westlake to pursue a business strategy that favors us;

•
our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner's liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units to convert;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•
our partnership agreement permits us to distribute up to $28.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to Westlake's incentive distribution rights without the approval of the conflicts committee of the board of directors or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, we may compete directly with Westlake and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us. Please read "Westlake and other affiliates of our general partner may compete with us."

The board of directors may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.
The board of directors adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.2750 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.
In addition, our partnership agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amount we distribute to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of Westlake to the detriment of our common unitholders.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner's duties, even if we could have obtained more favorable terms without the limitation on liability.
We expect to distribute a significant portion of our available cash to our partners, which could limit our ability to grow and make acquisitions.
We plan to distribute most of our available cash, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.
Our partnership agreement replaces our general partner's fiduciary duties to holders of our units.
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its call right;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.
By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is generally required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•
our general partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of the partnership or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and

•
our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)	approved by the conflicts committee of the board of directors, although our general partner is not obligated to seek such approval; or

(2)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.
In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our general partner is permitted to act in its sole discretion, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Our partnership agreement provides that the conflicts committee of the board of directors may be comprised of one or more independent directors. If the board of directors establishes a conflicts committee with only one independent director, your interests may not be as well served as if the conflicts committee was comprised of at least two independent directors. A single-member conflicts committee would not have the benefit of discussion with, and input from, other independent directors.
Westlake and other affiliates of our general partner may compete with us.
Affiliates of our general partner, including Westlake, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, Westlake may compete with us for investment opportunities and may own an interest in entities that compete with us.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Westlake. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
The holder or holders of our incentive distribution rights may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of our board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
The holder or holders of a majority of our incentive distribution rights (currently Westlake) have the right, at any time when there are no subordinated units outstanding and we have made cash distributions in excess of the then-applicable third target distribution for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution levels at the time of the exercise of the reset election. Following a reset election by such holder or holders, the minimum quarterly distribution will be calculated equal to an amount equal to the prior cash distribution per common unit for the fiscal quarter immediately preceding the reset election (such amount is referred to as the "reset minimum quarterly distribution") and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If such holder or holders elects to reset the target distribution levels, they will be entitled to receive common units as consideration for such election. The number of common units to be issued to such holder or holders will equal the number of common units that would have entitled the holder to an aggregate quarterly cash distribution for the quarter prior to the reset election equal to the distribution on the incentive distribution rights for the quarter prior to the reset election.
Westlake, as the current holder of our incentive distribution rights, could exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per unit without such conversion. However, Westlake may transfer the incentive distribution rights at any time. It is possible that Westlake or a transferee could exercise this reset election at a time when we are experiencing declines in our aggregate cash distributions or at a time when the holders of the incentive distribution rights expect that we will experience declines in our aggregate cash distributions in the foreseeable future. In such situations, a holder of the incentive distribution rights may be experiencing, or may expect to experience, declines in the cash distributions it receives related to the incentive distribution rights and may therefore desire to be issued our common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units to the holders of the incentive distribution rights in connection with resetting the target distribution levels.
Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units trade.
Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors, including the independent directors, is chosen entirely by Westlake, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 2, 2015, Westlake owns an aggregate of 52.2% of our common and subordinated units. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. Both of these conditions provide Westlake the ability to prevent the removal of our general partner.
Control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party without the consent of our unitholders. Furthermore, our partnership agreement permits Westlake to transfer ownership of our general partner to a third party, also without the consent of our unitholders. The new owner of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with its own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a "change of control" without the vote or consent of the unitholders.
The incentive distribution rights may be transferred to a third party without unitholder consent.
Westlake may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If Westlake transfers the incentive distribution rights to a third party, it would not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time. For example, a transfer of incentive distribution rights by Westlake could reduce the likelihood of it accepting offers made by us relating to assets owned by Westlake, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders' proportionate ownership interest in us will decrease;

•	the amount of earnings per each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Westlake or other large holders.
All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Additionally, Westlake has registration rights with respect to the common units it holds. Sales by Westlake or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors, cannot vote on any matter.
Cost reimbursements due to our general partner and Westlake for services provided to us or on our behalf will reduce our earnings and therefore our cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.
We are obligated under our partnership agreement to reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf, including expenses we and OpCo will incur under the services and secondment agreement and the omnibus agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include all expenses incurred under the services and secondment agreement and the omnibus agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of our earnings and, thereby, our ability to distribute cash to our unitholders.

Unitholders may have liability to repay distributions.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
If we fail to establish and maintain effective internal controls over financial reporting, our ability to accurately report our financial results could be materially adversely affected.
We are not currently required to comply with the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal controls over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following this annual report required to be filed with the SEC.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of Sarbanes-Oxley. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the IRS to the effect that the production, transportation, storage and marketing of ethylene and its co-products will constitute "qualifying income" within the meaning of Section 7704 of the Code. However, no ruling has been or will be requested from the IRS regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Louisiana, Kentucky and Texas and such states impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the Internal Revenue Service has been considering changes to its private letter ruling policy concerning which activities give rise to qualifying income within the meaning of section 7704 of the Code. The implementation of changes to this policy could include the modification or revocation of existing rulings, including ours.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.
You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.
Tax gain or loss on disposition of our common units could be more or less than expected.
If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income.
We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
We have adopted certain valuation methodologies in determining unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. As of March 2, 2015, Westlake owned 52.2% of the total interests in our capital and profits. Therefore, a transfer by Westlake of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.
Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder's taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
You will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements.
We currently own assets and conduct business in Kentucky, Louisiana and Texas; Kentucky and Louisiana currently impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our properties is contained in "Item 1. Business—OpCo's Assets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the omnibus agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." Our common units began trading on July 30, 2014 at an initial offering price of $24.00 per unit. Prior to July 30, 2014, our units were not listed on any exchange and there was no public market for our units. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

	High	Low
Year Ended December 31, 2014
4th Quarter	$30.85	$25.54
3rd Quarter (From July 30, 2014)	34.31	28.57
As of the close of business on March 2, 2015, based upon information received from our transfer agent, there were approximately 14,373,615 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of beneficial owners of the common units is greater than the number of holders of record. We have also issued 12,686,115 subordinated units, for which there is no established public trading market. All of the subordinated units are held by Westlake. The principal difference between our common units and subordinated units is that for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.
Cash distributions paid to unitholders for the year ended December 31, 2014 were as follows:

Record Date	Payment Date	Amount per Limited Partner Unit
November 10, 2014 (1)	November 25, 2014	$0.1704
February 9, 2015	February 24, 2015	0.2750

______________________________

(1)	Represents initial prorated quarterly cash distribution for the period from August 4, 2014 through September 30, 2014 of $0.2750 per unit.
We are a publicly traded partnership and are not subject to federal income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.
Selected Information from our Partnership Agreement
Set forth below is a summary of the significant provisions of our partnership agreement that relate to cash distributions, minimum quarterly distributions and incentive distribution rights.
Cash Distribution Policy
Our partnership agreement provides that our general partner will make a determination as to whether to make a distribution, but our partnership agreement does not require us to pay distributions at any time or in any amount. Instead, the board of directors adopted a cash distribution policy in connection with the closing of the IPO that sets forth our general partner's intention with respect to the distributions to be made to unitholders. Pursuant to our cash distribution policy, within 60 days after the end of each quarter, we intend to make a minimum quarterly distribution of $0.2750 per unit to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.
The board of directors may change our cash distribution policy at any time and from time to time, and even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner.

Operating Surplus and Capital Surplus
Any distribution we make is characterized as made from "operating surplus" or "capital surplus." Distributions from operating surplus are made differently than cash distributions we would make from capital surplus. Operating surplus distributions will be made to our unitholders and, if we make quarterly distributions above the first target distribution level described below, to the holder of our incentive distribution rights. We do not anticipate that we will make any distributions from capital surplus. In such an event, however, any capital surplus distribution would be made pro rata to all unitholders, but the incentive distribution rights would generally not participate in any capital surplus distributions. Any distribution of capital surplus would result in a reduction of the minimum quarterly distribution and target distribution levels and, if we reduce the minimum quarterly distribution to zero and eliminate any unpaid arrearages, thereafter capital surplus would be distributed as if it were operating surplus and the incentive distribution rights would thereafter be entitled to participate in such distributions. In determining operating surplus and capital surplus, we will only take into account our proportionate share of our consolidated subsidiaries that are not wholly owned, such as OpCo.
Minimum Quarterly Distribution
Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units.
General Partner Interests and Incentive Distribution Rights
Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.
Incentive distribution rights represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Westlake currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest.
Sales of Unregistered Securities; Use of Proceeds from Sale of Securities
On August 4, 2014, we completed our IPO of 12,937,500 common units, including the 1,687,500 common units issued pursuant to the full exercise of the underwriters' option to purchase additional common units, at a price to the public of $24.00 per common unit ($22.53 net of underwriting discounts). In exchange for Westlake contributing a portion of its interests in OpCo and a 100% interest in OpCo GP, Westlake received 1,436,115 common units, 12,686,115 subordinated units and our incentive distribution rights. Common units held by public security holders represent 47.8% of all outstanding limited partner interests, and Westlake and its affiliates hold 52.2% of all outstanding limited partner interests.
The net proceeds from the IPO of approximately $286.1 million, after deducting the underwriting discount and the structuring fee, were used to establish a turnaround reserve, reimburse Westlake for certain pre-formation capital expenditures with respect to assets contributed to OpCo and to repay intercompany debt to Westlake.
Issuer Purchases of Equity Securities
None.

Equity Compensation Plan Information
Units authorized for issuance under Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	4,404	$—	1,265,596
Equity compensation plan not approved by the security holders	0	N/A	0
Total	4,404	$—	1,265,596

______________________________

(1)	Adopted by our Board of Directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.

Item 6. Selected Financial Data
The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		Predecessor	Predecessor	Predecessor	Predecessor
	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$1,749,700	$2,127,747	$2,249,098	$2,251,043	$1,837,516
Gross profit	745,812	872,607	635,652	409,098	309,717
Selling, general and administrative expenses	29,256	25,451	24,103	24,312	18,649
Income from operations	716,556	847,156	611,549	384,786	291,068
Interest expense	(10,499)	(8,032)	(8,937)	(8,947)	(8,939)
Other income, net (1)	3,151	7,701	4,186	2,804	524
Income before income taxes	709,208	846,825	606,798	378,643	282,653
Provision for income taxes	199,388	300,279	210,878	131,670	98,658
Net income	$509,820	$546,546	$395,920	$246,973	$183,995
Less: Predecessor net income prior to initial public offering on August 4, 2014	361,334
Net income subsequent to initial public offering	148,486
Less: Net income attributable to noncontrolling interest in OpCo	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$0.50
Subordinated units	$0.50
Balance Sheet Data (end of period):
Cash and cash equivalents	$133,750	$—	$—	$—	$—
Working capital (2)	164,661	43,642	40,336	90,420	68,348
Total assets	1,096,435	1,041,474	834,843	800,376	720,636
Total debt	227,638	252,973	253,000	253,000	253,000
Partners' equity	834,950	455,432	273,812	216,705	166,811
Distributions per unit (3)	$0.4454	$—	$—	$—	$—
Other Operating Data:
Cash flow from:
Operating activities	$604,012	$602,509	$496,821	$268,716	$215,110
Investing activities	(202,956)	(230,050)	(158,008)	(71,637)	(22,306)
Financing activities	(267,306)	(372,459)	(338,813)	(197,079)	(192,804)
Depreciation and amortization	77,611	73,463	64,257	57,193	56,118
Capital expenditures	202,823	223,130	158,440	73,681	19,955
EBITDA (4)	797,318	928,320	679,992	444,783	347,710
MLP distributable cash flow (5)	13,812	—	—	—	—

______________________________

(1)	Predecessor's other income, net is composed of equity in income of joint venture, claims recovery, franchise taxes and other gains and losses.

(2)	Working capital equals current assets less current liabilities.

(3)
On October 28, 2014, the Board of Directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared an initial prorated quarterly cash distribution for the period from August 4, 2014 through September 30, 2014 of $0.1704 per common and subordinated unit, or $4,611 in total. On January 30, 2015, the board of directors of Westlake Chemical Partners GP LLC declared a quarterly cash distribution for the period from October 1, 2014 to December 31, 2014 of $0.2750 per common and subordinated unit, or $7,441 in total.

(4)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because, in addition to the MLP distributable cash flow measure as described below, our management considers EBITDA an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of partnerships and companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other partnerships and companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of Predecessor's operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income and to cash flows from operating activities, the most directly comparable GAAP measure.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		Predecessor	Predecessor	Predecessor	Predecessor
EBITDA	$797,318	$928,320	$679,992	$444,783	$347,710
Less:
Provision for income taxes	(199,388)	(300,279)	(210,878)	(131,670)	(98,658)
Interest expense	(10,499)	(8,032)	(8,937)	(8,947)	(8,939)
Depreciation and amortization	(77,611)	(73,463)	(64,257)	(57,193)	(56,118)
Net income	$509,820	$546,546	$395,920	$246,973	$183,995
Changes in operating assets and liabilities and other	82,902	16,562	105,804	22,907	35,000
Income from equity method investment, net of dividends	1,073	402	277	(364)	(548)
Deferred income taxes	8,608	37,054	(8,096)	(1,859)	(3,531)
Loss from disposition of fixed assets	1,544	1,905	2,834	30	194
Provision for doubtful accounts	65	40	82	1,029	—
Cash flows from operating activities	$604,012	$602,509	$496,821	$268,716	$215,110

(5)
We also use MLP distributable cash flow (a non-GAAP financial measure) to analyze our performance. We define distributable cash flow as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow attributable to periods subsequent to the date of our IPO less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo. MLP distributable cash flow does not reflect changes in working capital balances. MLP distributable cash flow is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships, our ability to incur and service debt and fund capital expenditures and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities. We believe that the presentation of MLP distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. MLP distributable cash flow should not be considered an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. MLP distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The following table reconciles MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

Twelve Months Ended December 31, 2014
MLP distributable cash flow	$13,812
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	136,929
Net income attributable to the Predecessor	361,334
Maintenance capital expenditures	17,629
Contribution to turnaround reserves	11,947
Less:
Depreciation and amortization (1)	(31,831)
Net income	$509,820
Changes in operating assets and liabilities and other	82,902
Equity in income of joint venture, net of dividends	1,073
Deferred income taxes	8,608
Loss from disposition of fixed assets	1,544
Provision for doubtful accounts	65
Net cash provided by operating activities	$604,012

______________________________

(1)	Includes the amounts for the period from August 4, 2014 through December 31, 2014 only.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our combined and consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in this report.
Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the completion of our initial public offering on August 4, 2014 (the "IPO"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms used in the present tense or prospectively, or in reference to the period subsequent to the IPO, refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"), and references to the Partnership for all periods prior to the IPO refer to the Predecessor. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo.
The Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units. See Note 2 to the combined and consolidated financial statements within this report for a description of the IPO, as well as the assets and liabilities contributed to us and agreements entered in connection with the IPO.
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. Currently, our sole revenue generating asset is our 10.6% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retained the remaining 89.4% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner, 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. This agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene, plus a fixed margin per pound of $0.10 less revenue from co-products sales. We expect Westlake will take volumes in excess of the minimum commitment under the Ethylene Sales Agreement if we produce more than our planned production.
We sell ethylene production in excess of volumes sold to Westlake, as well as associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. From August 4, 2014 through December 31, 2014, third-party ethylene and associated co-products sales have generated greater than 26% of our total revenues. The significant drop in crude oil prices towards the end of 2014 and potentially continuing through 2015 may create volatility in the North American and global markets, which may result in reduced prices and margins in third-party ethylene and associated co-products sales in 2015.
Please refer to Note 2 to the combined and consolidated financial statements within this report for more information on the Ethylene Sales Agreement.
How We Source Feedstock
In connection with the IPO, OpCo entered into a feedstock supply agreement (the "Feedstock Supply Agreement") with

Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. OpCo also purchases the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
Please refer to Note 2 to the combined and consolidated financial statements within this report for more information on the Feedstock Supply Agreement.
How We Evaluate Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) production volumes, (2) operating and maintenance expenses, including turnaround costs, and (3) MLP distributable cash flow and EBITDA.
Production Volumes
The amount of revenue we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to purchasing minimum volumes from us under the Ethylene Sales Agreement described above, our results of operations are impacted by our ability to:

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
Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and repair and maintenance expenses. With the exception of feedstock, including natural gas, and utilities related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our ethylene production facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit.
Operating expenses, maintenance capital expenditures and turnaround costs are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures and turnaround costs directly affects our profitability and cash flows. We seek to manage our operating and maintenance expenses on our ethylene production facilities by scheduling maintenance and turnarounds over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence.
MLP Distributable Cash Flow and EBITDA
We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow attributable to periods subsequent to the date of the IPO less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to MLP distributable cash flow are net income and net cash provided by operating activities. MLP distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. The GAAP measures most directly comparable to EBITDA are net income and cash flow from operating activities, but EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of Predecessor's operations. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under "Results of Operations" below.
Factors Affecting the Comparability of Our Financial Results
Our results of operations subsequent to the IPO are not comparable to the Predecessor's historical results of operations for the reasons described below:
Revenue
Ethylene, Co-products and Excess Feedstock Sales
There are differences in the way the Predecessor generated and recorded revenue and the way we generate and record revenue from ethylene sales to Westlake. The Predecessor generally recognized revenue for ethylene sold internally based on a transfer pricing formula intended to approximate the fair market value of the commodity. Subsequent to the IPO, a substantial majority of our revenue from ethylene sales is generated from sales of ethylene to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement contains minimum purchase commitments and pricing that is expected to generate a fixed margin of $0.10 per pound. The price per pound of ethylene sold under the Ethylene Sales Agreement is lower than historical prices charged by the Predecessor for ethylene sold internally. As such, we expect a significant decrease in revenue from ethylene sales to Westlake for periods after the IPO compared with the Predecessor's historical revenue.
The Predecessor's third-party sales consisted of ethylene, feedstock and associated co-products sales. With respect to third-party ethylene sales, the Predecessor also resold externally procured ethylene to third parties. Subsequent to the IPO, the ethylene procurement and reselling activities of the Predecessor remained with Westlake. In addition, the Predecessor's net sales included revenue from sales to third parties of excess feedstock not used in the ethylene production process. Following the closing of the IPO, we do not generate revenues from the sale of excess feedstock to third parties as all of the Predecessor's feedstock risk-management activities remained with Westlake. However, we sell all of our co-products volume to third parties in a manner consistent with the Predecessor. As such, there are no significant changes to revenue related to the sale of co-products, as compared to the Predecessor's historical revenue from co-products sales.
Expenses
Selling, General and Administrative Expenses
The Predecessor's selling, general and administrative expenses included direct and indirect charges for the management and operation of our ethylene and other transportation assets allocated by Westlake for general corporate services such as treasury, information technology, legal, corporate tax, human resources, executive compensation, and other financial and administrative services. These expenses were charged or allocated to the Predecessor based on the nature of the expense and the Predecessor's proportionate share of fixed assets, headcount or other measure, as deemed appropriate. Following the closing of the IPO, under the services and secondment agreement and omnibus agreement, Westlake continues to charge us a combination of direct and allocated charges for similar general corporate services as those charged to the Predecessor historically. We also expect to incur incremental annual general and administrative expenses as a result of being a separate publicly traded partnership. These incremental general and administrative expenses were not reflected in the Predecessor's combined financial statements.
Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. The Predecessor's tax provision was determined on a separate return basis. Accordingly, we expect our tax provision to be significantly reduced subsequent to the IPO as compared to that of the Predecessor.
Noncontrolling Interest
At the closing of the IPO, Westlake contributed a 5.8% limited partner interest and the general partner interest in OpCo to us. Immediately following the IPO, we used the IPO net proceeds to acquire an additional 4.8% limited partner interest in OpCo directly from OpCo. Westlake retained the remaining 89.4% limited partner interest in OpCo, which is recorded as noncontrolling interest in our consolidated financial statements.
Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
We generate a substantial majority of our revenue from the Ethylene Sales Agreement. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (1) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin of $0.10 per pound, adjusting automatically for changes in feedstock costs; and (2) the commitment under which Westlake will purchase 95% of the annual planned production, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual monthly production in excess of the planned production. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is that portion sold to third parties, assuming Westlake exercises its option to purchase 95% of the over production, as well as to our co-products sales.
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

Results of Operations
The table below and descriptions that follow represent the combined results of operations of the Predecessor for the years 2012, 2013 and for the period from January 1, 2014 through August 3, 2014, and the consolidated results of the Partnership for the period from August 4, 2014, the closing date of the IPO, through December 31, 2014. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor's historical combined results of operations for the reasons discussed above under "Factors Affecting the Comparability of Our Financial Results."

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$1,292,089	$1,603,043	$1,507,501
Net co-products, ethylene and feedstock sales—third parties	457,611	524,704	741,597
Total net sales	1,749,700	2,127,747	2,249,098
Gross profit	745,812	872,607	635,652
Selling, general and administrative expenses	29,256	25,451	24,103
Income from operations	716,556	847,156	611,549
Other income (expense)
Interest expense—Westlake	(10,499)	(8,032)	(8,937)
Other income, net	3,151	7,701	4,186
Income before income taxes	709,208	846,825	606,798
Provision for income taxes	199,388	300,279	210,878
Net income	$509,820	$546,546	$395,920
Less: Predecessor net income prior to initial public offering on August 4, 2014	361,334
Net income subsequent to initial public offering	148,486
Less: Net income attributable to noncontrolling interest in OpCo	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$0.50
Subordinated units	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500
Common units—Westlake	1,436,115
Subordinated units—Westlake	12,686,115

	Year Ended December 31,
	2014		2013
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	-10.5%	-7.3%	-1.3%	-4.1%

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Average industry prices (1)
Ethane (cents/lb)	9.0	8.8	13.4
Propane (cents/lb)	24.7	23.7	23.7
Ethylene (cents/lb) (2)	58.4	57.1	56.9

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.
Reconciliation of MLP Distributable Cash Flow Attributable to the Partnership to Net Income and Cash Provided by Operating Activities
The following table presents a reconciliation of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

Year Ended December 31, 2014
MLP distributable cash flow	$13,812
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	136,929
Net income attributable to the Predecessor	361,334
Maintenance capital expenditures	17,629
Contribution to turnaround reserves	11,947
Less:
Depreciation and amortization (1)	(31,831)
Net income	$509,820
Changes in operating assets and liabilities and other	82,902
Equity in income of joint venture, net of dividends	1,073
Deferred income taxes	8,608
Loss from disposition of fixed assets	1,544
Provision for doubtful accounts	65
Net cash provided by operating activities	$604,012

______________________________

(1)	Includes the amounts for the period from August 4, 2014 through December 31, 2014 only.

Reconciliation of EBITDA Attributable to Net Income and Cash Flow from Operating Activities
The following table presents reconciliations of EBITDA to net income and cash flow from operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

		Year Ended December 31,
	2014	2013	2012	2011	2010
		Predecessor	Predecessor	Predecessor	Predecessor
EBITDA	$797,318	$928,320	$679,992	$444,783	$347,710
Less:
Provision for income taxes	(199,388)	(300,279)	(210,878)	(131,670)	(98,658)
Interest expense	(10,499)	(8,032)	(8,937)	(8,947)	(8,939)
Depreciation and amortization	(77,611)	(73,463)	(64,257)	(57,193)	(56,118)
Net income	$509,820	$546,546	$395,920	$246,973	$183,995
Changes in operating assets and liabilities and other	82,902	16,562	105,804	22,907	35,000
Income from equity method investment, net of dividends	1,073	402	277	(364)	(548)
Deferred income taxes	8,608	37,054	(8,096)	(1,859)	(3,531)
Loss from disposition of fixed assets	1,544	1,905	2,834	30	194
Provision for doubtful accounts	65	40	82	1,029	—
Cash flows from operating activities	$604,012	$602,509	$496,821	$268,716	$215,110
Summary
For the year ended December 31, 2014, net income was $509.8 million on net sales of $1,749.7 million. This represents a decrease in net income of $36.7 million compared to 2013 net income of $546.5 million on net sales of $2,127.7 million. Net sales for 2014 decreased by $378.0 million as compared to 2013 mainly due to lower average sales prices and sales volumes of ethylene sold to Westlake resulting primarily from the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO. The decrease in net sales was partially offset by an increase in average sales prices for ethylene and feedstock sold to third parties. Income from operations was $716.6 million for 2014 as compared to $847.2 million in 2013. Income from operations for the year ended 2014 decreased primarily as result of the overall lower margin achieved on manufactured ethylene resulting from the Ethylene Sales Agreement , as well as costs and lost production associated with the Calvert City Olefins maintenance turnaround, conversion and expansion activities that took place during the first and second quarters of 2014. The decrease in income from operations in 2014 as compared to 2013 was largely offset by significantly lower feedstock costs, which was driven by a reduced dependency on the relatively higher cost propane after completing the feedstock conversion project at Calvert City Olefins.
2014 Compared with 2013
Net Sales. Net sales decreased by $378.0 million, or 17.8%, to $1,749.7 million in 2014 from $2,127.7 million in 2013, primarily attributable to lower average sales prices and sales volumes of ethylene sold to Westlake resulting from the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO. The decrease in net sales was partially offset by an increase in average sales prices for ethylene and feedstock sold to third parties. Average sales prices in 2014 decreased by 10.5% as compared to 2013. Overall sales volumes in 2014 decreased by 7.3% as compared to 2013.
Gross Profit. Gross profit margin percentage of 42.6% in 2014 increased from 41.0% in 2013. The improvement in gross profit margin percentage was predominantly due to lower feedstock costs, which were attributable to an overall reduced dependency on the relatively higher cost propane after completing the feedstock conversion project at Calvert City Olefins, partially offset by an increase in ethane and energy costs. In addition, gross profit percentage in 2014 was negatively impacted by the lower margins earned on ethylene sold to Westlake as a result of the Ethylene Sales Agreement, as well as the costs and lost production associated with the Calvert City Olefins maintenance turnaround, conversion and expansion activities that took place during the first and second quarters of 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.8 million, or 14.9%, to $29.3 million in 2014 from $25.5 million in 2013. The increase was mainly attributable to incremental general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership, as well as higher allocations from Westlake due to Westlake's increased costs associated with consulting and professional fees, and other operating costs such as maintenance and services fees. The increase in selling, general and administrative expenses was partially offset by a lower allocation from Westlake associated with labor costs resulting from Westlake retaining certain operations of the Predecessor subsequent to the IPO.
Interest Expense. Interest expense increased by $2.5 million to $10.5 million in 2014 from $8.0 million in 2013, primarily due to the higher average debt balance in 2014 as compared to the prior year.
Other Income, Net. Other income, net decreased by $4.5 million to $3.2 million in 2014 from $7.7 million in 2013. The decrease was mainly due to a claim settlement in the first quarter of 2013, which did not recur in 2014 and a decrease in income attributable to the Predecessor's equity stake in a NGLs pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 28.1% in 2014. The effective income tax rate in 2014 is not comparable to the effective income tax rate for 2013 as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate was 35.5% in 2013. The effective income tax rate for 2013 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
2013 Compared with 2012
Net Sales. Net sales decreased by $121.4 million, or 5.4%, to $2,127.7 million in 2013 from $2,249.1 million in 2012. This decrease was mainly attributable to lower feedstock sales volume and lower average sales prices for our major products. Average sales prices for 2013 decreased by 1.3% as compared to 2012. Overall sales volume decreased by 4.1% in 2013 as compared to 2012.
Gross Profit. Gross profit percentage increased to 41.0% in 2013 from 28.3% in 2012. The improvement in gross profit percentage was predominantly due to significantly lower feedstock costs, which were only partially offset by higher energy costs and lower sales prices. Our raw material costs normally track industry prices. Average industry prices for ethane decreased 34.3% in 2013 as compared to 2012. Sales prices decreased an average of 1.3% for 2013 as compared to 2012.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 5.8%, to $25.5 million in 2013 as compared to $24.1 million in 2012. The increase was mainly attributable to higher allocations from Westlake due to Westlake's increased payroll and labor related costs.
Interest Expense. Interest expense decreased by $0.9 million to $8.0 million in 2013 from $8.9 million in 2012, mainly due to a lower average debt balance resulting from the January 2013 settlement of certain intercompany notes, all of which were outstanding for the entirety of 2012, offset by interest incurred on new intercompany notes entered into during 2013.
Other Income, Net. Other income, net increased by $3.5 million to $7.7 million in 2013 from $4.2 million in 2012. The increase is mainly attributable to a $3.0 million settlement reached with a customer over a contract dispute and a $0.5 million increase in income attributable to our Predecessor's equity stake in a NGLs pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 35.5% in 2013 as compared to 34.8% in 2012. The effective income tax rate for 2013 was above the statutory rate of 35.0% primarily due to the state income taxes, offset by domestic manufacturing deduction and state income tax credits. The effective income tax rate for 2012 was below the statutory rate of 35.0% primarily due to the domestic manufacturing deduction and state income tax credits, offset by state income taxes.
Cash Flows
Operating Activities
Operating activities provided cash of $604.0 million in 2014 compared to cash provided of $602.5 million in 2013. The $1.5 million increase in cash flows from operating activities was mainly due to a decrease in the use of cash for working capital purposes, partially offset by a decrease in net income during 2014 and lower non-cash deferred tax adjustment in 2014. Cash flows from operating activities for 2013 were negatively impacted by deferred turnaround costs related to the Petro 2 turnaround at Lake Charles Olefins.
Our operations generated $602.5 million in cash during 2013, as compared to $496.8 million in 2012. The increase was primarily driven by an increase in net income as a result of a significant drop in feedstock prices offset partially by cash spent on turnarounds related to Lake Charles Olefins.

Investing Activities
Net cash used for investing activities during 2014 was $203.0 million as compared to net cash used for investing activities of $230.1 million in 2013. Capital expenditures were $202.8 million in 2014 compared to $223.1 million in 2013. Capital expenditures in 2014 were mainly incurred on the expansion and feedstock conversion project at Calvert City Olefins and the planned upgrade and expansion of Petro 1. Capital expenditures in 2013 were mainly incurred on the expansion of Petro 2 and the conversion and expansion project at Calvert City Olefins.
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both Petro 1 and Petro 2. The capital expenditures incurred in 2012 largely relate to the expansion of Petro 2. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually.
In October 2013, Westlake announced an expansion and feedstock conversion project at Calvert City Olefins. The capital expenses related to this expansion were incurred primarily in 2013. The project was completed in April 2014 and resulted in an increase in the annual production capacity of approximately 180 million pounds and provided OpCo with 100% ethane feedstock capability at the facility.
Financing Activities
Net cash used for financing activities during 2014 was $267.3 million as compared to net cash used of $372.5 million in 2013. The activity during the period from January 1, 2014 through August 3, 2014 was primarily related to the Predecessor's $448.1 million, net distribution to Westlake, partially offset by borrowings of $121.1 million under the Predecessor's unsecured promissory note agreements with Westlake. The activity during the period from August 4, 2014 through December 31, 2014 was primarily related to the Partnership raising $286.1 million in net proceeds from the IPO, as well as borrowings of $60.5 million under our revolving credit facility with Westlake, partially offset by a $151.7 million distribution to Westlake for pre-formation capital expenditures and a $78.9 million repayment of borrowings outstanding under the unsecured promissory note agreements assumed by OpCo at the closing of the IPO. During November 2014, the Partnership made its first quarterly distribution for the period from August 4, 2014 to September 30, 2014 in the amount of $56.3 million, which was comprised of a $4.6 million distribution to common and subordinated unitholders and a $51.7 million distribution to the noncontrolling interest in OpCo retained by Westlake.
The net cash from financing activity during 2013 was mainly related to the Predecessor's $603.5 million net distributions to Westlake, partially offset by borrowings of $231.1 million. In 2013, the Predecessor entered into unsecured promissory note agreements with Westlake under which the Predecessor borrowed a total of $238.6 million (including accrued interest) as of December 31, 2013 to fund its capital expenditures. The promissory notes have a ten-year term, which began on the date the Predecessor entered into the agreement. Outstanding borrowings under the promissory notes bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Historically, the Predecessor's principal sources of liquidity have been cash from operations and funding from Westlake. As a participant in Westlake's centralized cash management system, the Predecessor's cash receipts were deposited in Westlake's or its affiliates' bank accounts and cash disbursements were made from those accounts. Accordingly, the Predecessor's combined financial statements have reflected no cash balances as any cash flow generated from the Predecessor's operations was deemed to have been distributed to Westlake and is reflected as a net distribution to Westlake in the Predecessor's combined statements of cash flows.
In addition to the cash generated by its operations, the Predecessor also entered into certain financing arrangements with Westlake to satisfy its capital and operating expenditure requirements. The Predecessor separately recorded costs associated with financing its operations resulting from financing arrangements entered into with Westlake. Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures, we expect to fund them primarily from external sources, including borrowing directly from Westlake, and future issuances of equity and debt interests.
In connection with the IPO, we established separate bank accounts, but Westlake continues to provide treasury services on our behalf under the services and secondment agreement. Our sources of liquidity following the IPO include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt interests. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide direct and indirect financing to us from time to time.
In order to fund non-annual turnaround expenditures, we caused OpCo to use $55.4 million from the net proceeds of the IPO to fund its initial balance for turnaround activities. We intend to cause OpCo to reserve approximately $29.3 million during each 12-month period for turnaround activities. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five years. By creating an initial balance and reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. The initial balance of turnaround reserve account for the period that the ethylene production facilities were under Westlake's ownership following the last major turnaround and prior to the entry into the Ethylene Sales Agreement. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
All of our cash is generated from cash distributions from OpCo. OpCo is a restricted subsidiary and guarantor under Westlake's credit facility and the indentures governing its senior notes. The indentures governing Westlake's senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists. Westlake's credit facility does not prevent OpCo from making distributions to us.
We intend to pay a minimum quarterly distribution of $0.2750 per unit per quarter, which equates to approximately $7.4 million per quarter, or approximately $29.8 million per year in the aggregate, based on the number of common and subordinated units outstanding at December 31, 2014. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Capital Expenditures
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both Petro 1 and Petro 2. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually. We currently plan to upgrade and expand the capacity of Petro 1 during the first half of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity annually.
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in approximately 180 million pounds of additional annual capacity and also provided OpCo with 100% ethane feedstock capability at the facility.
Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the period from January 1, 2014 through August 3, 2014, Westlake loaned the Predecessor a principal amount of approximately $121.1 million, all of which was used for capital expenditures. During the period from August 4, 2014 through December 31, 2014, Westlake loaned us $60.5 million, all of which was used for capital expenditures. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2014, our cash and cash equivalents totaled $133.8 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Debt" below.
Debt
OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes incurred by Westlake on behalf of the Predecessor (the "August 2013 Promissory Notes") in connection with the closing of the IPO. Using proceeds from the IPO, OpCo repaid $78.9 million of the outstanding principal amount of the August 2013 Promissory Notes. As of December 31, 2014, $167.1 million principal amount of the August 2013 Promissory Notes was outstanding. Each of the August 2013 Promissory Notes has a ten-year term and bears interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
Additionally, in connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake that may be used to fund growth projects and working capital needs. As of December 31, 2014, outstanding borrowings under the credit facility totaled $60.5 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The revolving credit facility matures in 2019.

Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2014 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter

	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$227.6	$—	$—	$60.5	$167.1
Interest (2)	77.1	9.9	19.8	19.0	28.4
Operating leases (3)	2.4	1.1	1.0	0.2	0.1
Purchase obligations (4)	7.9	7.9	—	—	—
Total	$315.0	$18.9	$20.8	$79.7	$195.6

______________________________

(1)	Long-Term Debt. Long-term debt consists of the August 2013 Promissory Notes and the revolving credit facility.

(2)	Interest Payments. Interest payments are based on interest rates in effect at December 31, 2014 and assume contractual amortization payments.

(3)
Operating Leases. Represent noncancelable operating leases with respect to rail cars that are subleased to OpCo and two site lease agreements for various periods. Pursuant to the site lease agreements, OpCo leases the real property underlying Lake Charles Olefins and Calvert City Olefins. OpCo is also granted rights to access and use certain other portions of Westlake's ethylene production facilities that are necessary to operate OpCo's ethylene production facilities. OpCo owes Westlake one dollar per site per year. Each of the site lease agreements has a term of 50 years.

(4)
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. We are party to various obligations to purchase goods and services, including the Services and Secondment Agreement, in the ordinary course of our business, as well as various purchase commitments for our capital projects.

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying combined and consolidated financial statements and related notes and believe those policies are reasonable and appropriate.
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, fair value estimates and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the combined and consolidated financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
Long-Lived Assets. Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. Such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies, the cyclical nature of the chemical and refining industries and uncertainties associated with governmental actions.

We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts estimated. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $77.6 million, $73.5 million and $64.3 million in 2014, 2013 and 2012, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $0.3 million, $59.1 million and $5.6 million in 2014, 2013 and 2012, respectively. Amortization in 2014, 2013 and 2012 of previously deferred turnaround costs was $17.0 million, $15.5 million and $10.6 million, respectively. As of December 31, 2014, deferred turnaround costs, net of accumulated amortization, totaled $45.3 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 7 and 8 to the audited combined and consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2014, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of these items is determined by quoted market prices or from observable market-based inputs. See Note 15 to the combined and consolidated financial statements in this report for more information. Subsequent to the IPO and through December 31, 2014, we did not enter into any derivative transactions.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying combined and consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 19 to the combined and consolidated financial statements appearing elsewhere in this Form 10-K.
Recent Accounting Pronouncements
See Note 3 to the combined and consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Predecessor's and the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor's and our product margins and level of profitability tend to fluctuate with changes in the business cycle. The Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. In connection with the IPO, Westlake retained the Predecessor's open derivative positions, and, as of December 31, 2014, we had no open derivative positions. Additional information concerning derivative commodity instruments appears in Notes 14 and 15 to the combined and consolidated financial statements within this report.

Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. At December 31, 2014, we had variable rate debt of $227.6 million outstanding, all of which was owed to a wholly owned subsidiary of Westlake, $167.1 million of which accrues interest at a variable rate of prime plus 150 basis points and the remaining $60.5 million of which accrues interests at a variable rate of LIBOR plus 300 basis points. Historically, neither the Partnership nor the Predecessor engaged in hedging of variable rate debt. The weighted average variable interest rate of our variable rate debt of $227.6 million as of December 31, 2014 was 4.35%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would have increased our annual interest expense by approximately $2.2 million.
We will continue to be subject to interest rate risk with respect to our remaining variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.2 million based on the December 31, 2014 variable rate debt balance.

Item 8. Financial Statements and Supplementary Data

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Westlake Chemical Partners LP and Board of Directors of Westlake Chemical Partners GP LLC:
In our opinion, the accompanying combined and consolidated balance sheets and the related combined and consolidated statements of operations, of cash flows and of changes in equity present fairly, in all material respects, the financial position of Westlake Chemical Partners LP and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. The Partnership's management is responsible for the financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 9, 2015

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
		Predecessor

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$133,750	$—
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	18,529	—
Accounts receivable, net—third parties	37,520	71,812
Inventories	6,634	116,377
Prepaid expenses and other current assets	212	257
Deferred income taxes	—	4,448
Total current assets	196,645	192,894
Property, plant and equipment, net	842,057	762,972
Equity investment	—	10,411
Other assets, net
Goodwill and intangible assets, net	5,814	5,873
Deferred charges and other assets, net	51,919	69,324
Total other assets, net	57,733	75,197
Total assets	$1,096,435	$1,041,474
LIABILITIES
Current liabilities
Accounts payable—Westlake	$7,470	$—
Accounts payable—third parties	12,614	122,564
Accrued liabilities	11,900	26,688
Total current liabilities	31,984	149,252
Long-term debt payable to Westlake	227,638	252,973
Deferred income taxes	1,848	182,855
Other liabilities	15	962
Total liabilities	261,485	586,042
Commitments and contingencies (Notes 9 and 19)
EQUITY
Net investment	—	455,432
Common unitholders—public (12,937,500 units issued and outstanding)	290,377	—
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,038	—
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	35,681	—
General partner—Westlake	(242,572)	—
Total Westlake Chemical Partners LP partners' capital	87,524	455,432
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	747,426	—
Total equity	834,950	455,432
Total liabilities and equity	$1,096,435	$1,041,474
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$1,292,089	$1,603,043	$1,507,501
Net co-products, ethylene and feedstock sales—third parties	457,611	524,704	741,597
Total net sales	1,749,700	2,127,747	2,249,098
Cost of sales	1,003,888	1,255,140	1,613,446
Gross profit	745,812	872,607	635,652
Selling, general and administrative expenses	29,256	25,451	24,103
Income from operations	716,556	847,156	611,549
Other income (expense)
Interest expense—Westlake	(10,499)	(8,032)	(8,937)
Other income, net	3,151	7,701	4,186
Income before income taxes	709,208	846,825	606,798
Provision for income taxes	199,388	300,279	210,878
Net income	$509,820	$546,546	$395,920
Less: Predecessor net income prior to initial public offering on August 4, 2014	361,334
Net income subsequent to initial public offering	148,486
Less: Net income attributable to noncontrolling interest in OpCo	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$0.50
Subordinated units	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500
Common units—Westlake	1,436,115
Subordinated units—Westlake	12,686,115
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Predecessor	Partnership
	Net Investment	Common Unitholders - Public	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances as of January 1, 2012	$216,705	$—	$—	$—	$—	$—	$216,705
Net income	395,920	—	—	—	—	—	395,920
Net distributions to Westlake	(338,813)	—	—	—	—	—	(338,813)
Balances at December 31, 2012	273,812	—	—	—	—	—	273,812
Contribution of debt payable to Westlake into net investment	238,600	—	—	—	—	—	238,600
Net income	546,546	—	—	—	—	—	546,546
Net distributions to Westlake	(603,526)	—	—	—	—	—	(603,526)
Balances at December 31, 2013	455,432	—	—	—	—	—	455,432
Net income from January 1, 2014 through August 3, 2014	361,334	—	—	—	—	—	361,334
Net distributions to Westlake prior to initial public offering	(448,101)	—	—	—	—	—	(448,101)
Predecessor net liabilities not assumed by OpCo	239,706	—	—	—	—	—	239,706
Balance as of August 4, 2014 (prior to initial public offering)	608,371	—	—	—	—	—	608,371
Allocation of net investment to unitholders	(608,371)	—	3,563	31,479	—	573,329	—
Proceeds from initial public offering, net of finance and other offering costs	—	286,088	—	—	—	—	286,088
Distribution to the noncontrolling interest in OpCo	—	—	—	—	—	(151,729)	(151,729)
Purchase of additional interest in OpCo	—	—	—	—	(242,572)	242,572	—
Net income from August 4, 2014 through December 31, 2014	—	6,493	720	6,364	—	134,909	148,486
Quarterly distribution for the period from August 4, 2014 to September 30, 2014 to unitholders	—	(2,204)	(245)	(2,162)	—	—	(4,611)
Quarterly distribution for the period from August 4, 2014 to September 30, 2014 to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(51,655)	(51,655)
Balances at December 31, 2014	$—	$290,377	$4,038	$35,681	$(242,572)	$747,426	$834,950
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor

	(in thousands of dollars)
Cash flows from operating activities
Net income	$509,820	$546,546	$395,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,611	73,463	64,257
Provision for doubtful accounts	65	40	82
Loss from disposition of fixed assets	1,544	1,905	2,834
Deferred income taxes	8,608	37,054	(8,096)
Income from equity method investment, net of dividends	1,073	402	277
Changes in operating assets and liabilities
Accounts receivable—third parties	(31,551)	14,352	13,612
Net accounts receivable—Westlake	(11,059)	—	—
Inventories	24,686	(6,057)	53,061
Prepaid expenses and other current assets	(624)	(150)	164
Accounts payable	(4,915)	7,362	(34,937)
Accrued and other liabilities	20,166	(20,852)	17,717
Other, net	8,588	(51,556)	(8,070)
Net cash provided by operating activities	604,012	602,509	496,821
Cash flows from investing activities
Additions to property, plant and equipment	(202,823)	(223,130)	(158,440)
Settlements of derivative instruments	(133)	(6,920)	432
Net cash used for investing activities	(202,956)	(230,050)	(158,008)
Cash flows from financing activities
Net distributions to Westlake prior to initial public offering	(448,101)	(603,526)	(338,813)
Repayment of debt payable to Westlake with proceeds from the initial public offering	(78,940)	—	—
Net proceeds from issuance of common units	286,088	—	—
Proceeds from initial public offering distributed to Westlake	(151,729)	—	—
Proceeds from debt payable to Westlake	181,642	231,067	—
Quarterly distribution for the period from August 4, 2014 to September 30, 2014 to noncontrolling interest retained in OpCo by Westlake	(51,655)	—	—
Quarterly distributions to unitholders	(4,611)	—	—
Net cash used for financing activities	(267,306)	(372,459)	(338,813)
Net increase in cash and cash equivalents	133,750	—	—
Cash and cash equivalents at beginning of the year	—	—	—
Cash and cash equivalents at end of the year	$133,750	$—	$—
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Significant Accounting Policies
Description of Business, Formation of Partnership and Initial Public Offering
Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed an initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and a common carrier ethylene pipeline (collectively, the "Contributed Assets").
Unless the context otherwise requires, references in these financial statements to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, the Partnership's predecessor for accounting purposes and refer to the time periods prior to the IPO. References in these financial statements to the Partnership, OpCo and OpCo GP used in the present tense or prospectively refer to the period subsequent to the IPO. References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
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
In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which the Partnership generates a substantial majority of its revenue. The Ethylene Sales Agreement has a 12-year initial term and a minimum commitment provision under which Westlake has agreed to purchase 95% of OpCo's planned ethylene production each year, subject to a maximum of 3.8 billion pounds per year. This agreement represents a long-term, minimum-purchase commitment by Westlake with variable pricing equal to OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene, plus a fixed margin of $0.10 per pound, less revenue from associated co-products sales. Currently, the Partnership expects to sell 95% of its ethylene production to Westlake. For more information, see Note 2 to the combined and consolidated financial statements.
The Partnership sells ethylene production in excess of volumes sold to Westlake, as well as all of the co-products resulting from the ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen, directly to third parties on either a spot or contract basis. Co-products sold to third parties continue to be transported by rail or truck. Net proceeds (after transportation and other costs) from the sales of ethylene co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby reducing the Partnership's exposure to fluctuations in the market prices of these co-products. The Partnership's operations consist of one reportable segment: ethylene production.
The Predecessor's operations consisted of the entire ethylene business of Westlake, including the activities of the Contributed Assets, as well as activities which were retained by Westlake. Ethylene business activities retained by Westlake include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities. The Partnership's operations consist of activities relating solely to the Contributed Assets.
Basis of Presentation
The accompanying combined and consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States.
Financial information presented for the periods prior to the IPO consists of the Predecessor's combined financial position as of December 31, 2013, its results of operations, changes in equity and cash flows for the years ended December 31, 2013 and 2012. Financial information of the Predecessor is derived from the financial statements and accounting records of Westlake. Subsequent to the IPO, the Partnership's financial position, results of operations and cash flows consist of the consolidated activities and balances of the Partnership. The Partnership's consolidated financial statements include the accounts of the Partnership and its consolidated subsidiaries, including OpCo.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

For the year ended December 31, 2014, the results of operations, changes in equity and cash flows include the Partnership's consolidated results subsequent to the IPO and the Predecessor's combined results prior to the IPO. For these periods, the results of operations and cash flows are referred to as the Partnership's consolidated results and cash flows.
The Partnership holds a 10.6% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 89.4% limited partner interest in OpCo is owned directly by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 89.4% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
All financial information presented for the periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Financial information for the periods prior to the IPO represents the combined results of operations, financial position and cash flows of the Predecessor. The combined and consolidated financial statements were prepared as follows:

•
The consolidated statement of operations for the year ended December 31, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through December 31, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014 and for the years ended December 31, 2013 and 2012.

•
The consolidated balance sheet as of December 31, 2014 consists of the consolidated balances of the Partnership, while the combined balance sheet as of December 31, 2013 consists of the combined balances of the Predecessor.

•
The consolidated statement of cash flows for the year ended December 31, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through December 31, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014 and for the years ended December 31, 2013 and 2012.

•
The consolidated statement of changes in equity for the year ended December 31, 2014 consists of the combined activity for the Predecessor prior to August 4, 2014, and the consolidated activity for the Partnership at and subsequent to the IPO on August 4, 2014 through December 31, 2014. The combined statements of changes in equity for the years ended December 31, 2013 and 2012 consist entirely of the combined activity of the Predecessor.

The combined statements of operations for the periods before August 4, 2014 include expense allocations for certain functions historically performed by Westlake and allocated to the ethylene business, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives and stock-based compensation. These allocations were based primarily on direct usage, when identifiable, with the remainder allocated on the basis of fixed assets, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding the allocation of expenses from Westlake, are reasonable and reflect all costs related to the operations of the Predecessor, including those incurred by Westlake on behalf of the Predecessor. Nevertheless, the combined financial statements may not include all of the expenses that would have been incurred had the Predecessor been a stand-alone company during the periods presented and may not reflect its results of operations, financial position and cash flows had the Predecessor been a stand-alone company during the periods presented.
With respect to the Predecessor, Westlake used a centralized approach to the cash management and financing of its operations. The cash generated by the Predecessor's operations was transferred to Westlake daily, and Westlake funded the Predecessor's operating and investing activities as needed. Accordingly, the cash and cash equivalents generated by the Predecessor's operations that were held by Westlake were not presented in its combined financial statements for any of the periods presented. The Predecessor reflected transfers of cash to and from Westlake's cash management system as a component of Net investment on its combined balance sheet, and as part of Net distributions to Westlake prior to the initial public offering on its combined statements of cash flows.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.
Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on estimation of the amount of accounts receivable that the Partnership believes are unlikely to be collected. Estimating this amount requires analysis of the financial strength of the Partnership's customers, the use of historical experience, the Partnership's accounts receivable aged trial balance and specific collectibility analysis. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and high risk accounts, as determined by the analysis of financial strength of customers, are reviewed individually for collectibility.
Inventories
Inventories primarily include product, material and supplies. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") or average method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects. Historical costs include expenditures for improvements and betterments that extend the useful lives of the assets.
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $2,638 for the period from August 4, 2014 to December 31, 2014. Repair and maintenance costs are charged to operations as incurred.
The accounting guidance for asset retirement obligations requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs, when there is a legal asset retirement obligation as a result of existing or enacted law, statute or contract. The Partnership has conditional asset retirement obligations for the removal and disposal of hazardous materials from certain of the Partnership's manufacturing facilities. However, no asset retirement obligations have been recognized because the fair value of the conditional legal obligation cannot be measured due to the indeterminate settlement date of the obligation. Settlement of these conditional asset retirement obligations is not expected to have a material adverse effect on the Partnership's financial condition, results of operations or cash flows in any individual reporting period.
Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years

Buildings and improvements	25
Plant and equipment	25
Ethylene pipeline	35
Other	3-10
Impairment of Long-Lived Assets
The accounting guidance for the impairment or disposal of long-lived assets requires that the Partnership assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the United States and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets are considered to be impaired if the carrying amount of an asset exceeds the future undiscounted cash flows.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2014, the Partnership's recorded goodwill was $5,814. See Note 8 for more information on the Partnership's annual goodwill impairment test.
Turnaround Costs
The Partnership accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from three to six years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
Exchanges
The Partnership enters into inventory exchange transactions with respect to ethylene. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. The Predecessor entered into inventory exchange transactions with third parties, which involve fungible commodities. These exchanges are settled in like-kind quantities and are valued at lower of cost or market. Cost is determined using the FIFO method.
Concentration of Credit Risk
Financial instruments which potentially subject the Partnership to concentration of risk consist principally of trade receivables from third-party customers who purchase ethylene and ethylene co-products. The Partnership performs periodic credit evaluations, as applicable, of the customers' financial condition and generally does not require collateral. The Partnership maintains allowances for potential losses, as applicable.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Title and risk of loss passes to the customer upon delivery under executed customer purchase orders or contracts. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.
Net Income per Unit
The accounting guidance for earnings per unit requires the Partnership to present basic earnings per unit and diluted earnings per unit. Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted average number of common units, subordinated units and incentive distribution rights outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and subordinated units. Diluted net income per limited partner unit is the same as basic net income per limited partner unit, as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2014. During the periods presented prior to the IPO, the Predecessor was wholly owned by Westlake. Accordingly, the Predecessor has not presented net income per unit.
Price Risk Management
The accounting guidance for derivative instruments and hedging activities requires that the Partnership and the Predecessor recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently. During the years presented, neither the Partnership nor the Predecessor had cash flow hedges.
The Predecessor utilized commodity derivative instruments to reduce price risks by purchasing or selling futures on established exchanges. The Predecessor took both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments was estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that were corroborated by market data when active markets were not available. The Predecessor assessed both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Predecessor did not consider its nonperformance risk to be significant. See Note 15 for a summary of the fair value of derivative instruments. The Partnership did not enter into such instruments since the date of the IPO on August 4, 2014.
Environmental Costs
Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Remediation liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Environmental liabilities in connection with properties that are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. Recognition of any joint and several liabilities is based upon the Partnership's best estimate of its final pro rata share of the liability.
Fair Value of Financial Instruments
The amounts reported in the combined and consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Partnership's senior unsecured revolving credit facility and OpCo's promissory notes payable to Westlake, which were assumed by OpCo in connection with the IPO (the "August 2013 Promissory Notes"), at December 31, 2014, approximates the fair value due to the variable nature of the interest rate. The fair value of financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available. See Note 15 for more information on the fair value of financial instruments.
Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. The Predecessor's operating results were included in Westlake's consolidated U.S. federal and state income tax returns. Amounts presented in the combined financial statements prior to the IPO relate to income taxes that have been determined on a separate tax return basis, and the Predecessor's contribution to Westlake Chemical Corporation's net operating losses and tax credits have been included in the Predecessor's financial statements. The Predecessor utilized the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets or liabilities are recorded based upon temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances were recorded against deferred tax assets when it was considered more likely than not that the deferred tax assets will not be realized on a separate tax return basis.
Employee Benefit Plans
The employees supporting the Predecessor's operations were employees of Westlake and its affiliates. Their payroll costs and employee benefit plan costs were charged to the Predecessor by Westlake. Westlake sponsors various employee pension and postretirement health and life insurance plans. The Predecessor was considered to have participated in multiemployer benefit plans of Westlake. As a participant in multiemployer benefit plans, the Predecessor recognized as expense in each period an allocation from Westlake, and the Predecessor did not recognize any employee benefit plan assets or liabilities except for accruals for contributions due.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Segment Reporting
The Partnership accounts for segment reporting in accordance with the Financial Accounting Standards Board guidance, which establishes standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership only operates one segment (ethylene production) and all of its operations are located in the United States.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Net Investment
In the combined balance sheets, Net investment represents Westlake's historical investment in the Predecessor, its accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Westlake.
Other Assets
Certain other assets (see Note 8) are amortized over periods ranging from five to 20 years using the straight-line method.
Comprehensive Income
The Partnership has reported no comprehensive income due to the absence of items of other comprehensive income in the years presented.
2. Initial Public Offering
Contributed Assets
In connection with the IPO, the Partnership acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP. OpCo owns the Contributed Assets.
Other assets contributed to OpCo in conjunction with the IPO include the deferred turnaround costs associated with Lake Charles Olefins and Calvert City Olefins, co-products inventories, goodwill and other assets. Additionally, OpCo assumed the August 2013 Promissory Notes in the amount of $246,056.
The Predecessor's combined financial statements reflect certain assets, liabilities and business activities that were retained by Westlake and, therefore, are not reflected in the Partnership's consolidated financial statements. Assets and liabilities which are reflected in the Predecessor's combined financial statements but which were retained by Westlake include working capital accounts, ethylene and other inventories, an equity interest in a pipeline joint venture, deferred federal income taxes, certain long-term debt payable to Westlake and other long-term liabilities. Ethylene business activities retained by Westlake include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities. See Note 17 for details of the Predecessor's net liabilities retained by Westlake.
Initial Public Offering
On July 30, 2014, the Partnership's common units began trading on the New York Stock Exchange under the ticker symbol "WLKP." On August 4, 2014, the Partnership completed the IPO of 12,937,500 common units at a price to the public of $24.00 per unit ($22.53 per unit net of underwriting discount), including 1,687,500 common units that were issued pursuant to the exercise in full of the underwriters' over-allotment option.
In connection with the IPO, in exchange for Westlake's contribution of a 5.8% limited partner interest in OpCo and OpCo's general partner interest to the Partnership, Westlake received:

•	1,436,115 common units and 12,686,115 subordinated units; and

•	the Partnership's general partner interest and its incentive distribution rights.
The Partnership received net proceeds of $286,088 from the IPO, net of underwriting discounts, structuring fees and offering expenses of approximately $24,412. The Partnership used the net proceeds from the IPO to purchase an additional

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

4.8% limited partner interest in OpCo, resulting in the Partnership owning a 10.6% limited partner interest in OpCo. The Partnership recorded the incremental 4.8% limited partner interest in OpCo at its historical carrying value of $43,516 and the excess cash paid over historical carrying value of $242,572 as a decrease to the General partner—Westlake capital account. Accordingly, the Partnership's consolidated financial statements reflect the 89.4% limited partner interest in OpCo that was retained by Westlake as a noncontrolling interest.
From the period beginning August 4, 2012 to July 31, 2013, Westlake incurred approximately $151,729 in capital expenditures (the "Pre-August 2013 Capex") with respect to the assets contributed to OpCo. The portion of these capital expenditures incurred before January 1, 2013 was accounted for as an adjustment to Net investment, as it was funded through equity. The portion of the capital expenditures incurred from January 1, 2013 through July 31, 2013 was accounted for as a liability and is reflected as such on the Predecessor's combined financial statements, and the associated liability was retained by Westlake in connection with the IPO. During the period from August 1, 2013 through August 3, 2014, Westlake funded capital expenditures of $246,056 related to the Contributed Assets under the terms of the August 2013 Promissory Notes. At the close of the IPO, the outstanding balance of the August 2013 Promissory Notes was $246,056.
OpCo used the $286,088 it received from the Partnership in exchange for a 4.8% limited partner interest in OpCo to (1) establish a $55,419 turnaround reserve, (2) reimburse Westlake $151,729 for the Pre-August 2013 Capex, and (3) repay $78,940 of the August 2013 Promissory Notes assumed by OpCo. Immediately after the repayment, the outstanding indebtedness payable to Westlake under the August 2013 Promissory Notes was $167,116.
Agreements with Westlake and Related Parties
The agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO.
Ethylene Sales Agreement
OpCo entered into a 12-year ethylene sales agreement with Westlake (the "Ethylene Sales Agreement"). The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of OpCo's planned ethylene production per year (the "Minimum Commitment"), subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo's actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option").
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

•	OpCo's estimated operating costs (including selling, general and administrative expenses), divided by OpCo's planned ethylene production for the year (in pounds); plus

•	a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures, divided by OpCo's planned ethylene production capacity for the year (in pounds); less

•
the proceeds (on a per pound of ethylene basis) received by OpCo from the sale of co-products (including, but not limited to, propylene, crude butadiene, pyrolysis gasoline and hydrogen) associated with producing the ethylene purchased by Westlake; plus

•	a $0.10 per pound margin.
The fee for the Excess Production Option, if exercised, equals OpCo's estimated variable operating costs of producing the incremental ethylene, net of revenues from co-products sales plus a $0.10 per pound margin.
The estimated operating costs and the expected future maintenance capital expenditures and other turnaround expenditures will be adjusted at the end of each year, to be applicable for the fee for the next calendar year, to reflect certain changes in forecasted costs.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The result of the fee structure is that OpCo should recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. The Ethylene Sales Agreement has an initial term extending until December 31, 2026 and automatically renews thereafter for successive 12-month terms unless terminated.
Feedstock Supply Agreement
OpCo entered into a feedstock supply agreement with Westlake, pursuant to which Westlake agreed to sell to OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement (the "Feedstock Supply Agreement"). The Feedstock Supply Agreement provides that OpCo may obtain feedstock from Westlake based on Westlake's total cost of purchasing and delivering the feedstock, including applicable transportation, storage and other costs. Title and risk of loss for all feedstock purchased by OpCo through the Feedstock Supply Agreement passes to OpCo upon delivery to one of three delivery points described in the Feedstock Supply Agreement.
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
Services and Secondment Agreement
OpCo entered into a services and secondment agreement with Westlake, pursuant to which OpCo provides Westlake with certain services required for the operation of Westlake's facilities; and Westlake provides OpCo with comprehensive operating services for OpCo's facilities, ranging from services relating to the maintenance and operations of the common facilities necessary for the operation of OpCo's units, to making available certain shared utilities such as electricity and natural gas that are necessary for the operation of OpCo's units. Westlake also seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees will be under the control of OpCo while they work on OpCo's facilities.
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
Site Lease Agreements
OpCo entered into two site lease agreements with Westlake pursuant to which Westlake leases to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins, respectively, and grants OpCo rights to access and use certain other portions of Westlake's ethylene production facilities that are necessary to operate OpCo's production facilities. OpCo owes Westlake one dollar per site per year. The site lease agreements each have a term of 50 years. Each of the site lease agreements may be renewed if agreed by the parties.
Omnibus Agreement
The Partnership entered into an omnibus agreement with Westlake that addresses (1) Westlake's indemnification of the Partnership for certain matters, including environmental and tax matters, (2) the provision by Westlake of certain management and other general and administrative services to the Partnership and its general partner and (3) the Partnership's reimbursement to Westlake for such services. The omnibus agreement also addresses Westlake's right of first refusal on any proposed transfer of the ethylene production facilities that serve Westlake's other facilities and Westlake's right of first refusal on any proposed transfer of the Partnership's equity interests in OpCo.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

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
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
In August 2014, the FASB issued an accounting standards update on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. The new accounting guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The accounting standard will be effective for reporting periods ending after December 15, 2016 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
4. Financial Instruments
Cash Equivalents
The Partnership had $40,003 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2014. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
5. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2014	2013
		Predecessor
Trade customers	$37,514	$73,594
Allowance for doubtful accounts	—	(2,105)
	37,514	71,489
Other	6	323
Accounts receivable, net—third parties	$37,520	$71,812
6. Inventories
Inventories consist of the following:

	December 31,
	2014	2013
		Predecessor
Finished products	$6,257	$21,330
Feedstock, additives and chemicals	377	80,407
Materials and supplies	—	14,640
Inventories	$6,634	$116,377

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2014	2013
		Predecessor
Land	$—	$4,126
Building and improvements	14,961	32,941
Plant and equipment	1,151,091	1,058,304
Other	61,533	55,478
	1,227,585	1,150,849
Less: Accumulated depreciation	(550,568)	(561,301)
	677,017	589,548
Construction in progress	165,040	173,424
Property, plant and equipment, net	$842,057	$762,972
Depreciation expense on property, plant and equipment of $60,004, $57,299 and $53,125 is included in cost of sales in the combined and consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.
8. Other Assets
Other assets consist of the following:

	December 31, 2014			December 31, 2013			Weighted Average Life
				Predecessor
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible assets:
Technology	$—	$—	$—	$9,618	$(9,618)	$—
Goodwill	5,814	—	5,814	5,814	—	5,814
Other	—	—	—	59	—	59
Total intangible assets	5,814	—	5,814	15,491	(9,618)	5,873
Turnaround costs	96,835	(51,536)	45,299	96,678	(34,537)	62,141	5
Other	8,662	(2,042)	6,620	8,662	(1,479)	7,183	15
Total deferred charges and other assets	105,497	(53,578)	51,919	105,340	(36,016)	69,324
Other assets, net	$111,311	$(53,578)	$57,733	$120,831	$(45,634)	$75,197
Amortization expense on other assets of $17,607, $16,164 and $11,132 is included in the combined and consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, there were no scheduled amortizations of intangible assets in the next five years.
Goodwill
There was no change in the carrying amount of goodwill during 2014.
The impairment test for the recorded goodwill was performed in October 2014 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2015 to 2023, to reflect the cyclicality of the Partnership's business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%. The significant assumptions used in determining the fair value of the reporting unit

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
9. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2014	2013
		Predecessor
2006 Pipeline Note (variable interest rate of prime plus 0.25%, original scheduled maturity of November 30, 2016)	$—	$14,400
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	167,116	238,573
Senior unsecured revolving credit facility (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	60,522	—
Long-term debt payable to Westlake	$227,638	$252,973
In 2013, the August 2013 Promissory Notes were issued for capital expenditures incurred by Westlake on behalf of the Predecessor's operations. Proceeds drawn under the August 2013 Promissory Notes during 2014 were used to fund capital expenditures at the Predecessor's ethylene plants. In connection with the IPO, OpCo assumed the August 2013 Promissory Notes and used proceeds from the IPO to repay a portion of the balance it assumed. See Note 2 for a description of the August 2013 Promissory Notes and proceeds used to repay balances of such promissory notes assumed in connection with the IPO.
In connection with the IPO on August 4, 2014, OpCo entered into a senior unsecured revolving credit facility with Westlake. The credit facility accrues interest quarterly at a rate of LIBOR plus 3.0%, which may be paid-in-kind as an addition to the principal at OpCo's option.
As of December 31, 2014, the Partnership was in compliance with all of the covenants with respect to the August 2013 Promissory Notes and the revolving credit facility.
The weighted average interest rate on all long-term debt was 4.35% and 4.69% at December 31, 2014 and 2013, respectively.
As of December 31, 2014, the Partnership had no maturities of long-term debt until 2019. The Partnership's revolving credit facility matures on August 4, 2019, and the August 2013 Promissory Notes mature on August 1, 2023.
10. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, Partnership uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.
On October 28, 2014, the Board of Directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared an initial prorated quarterly cash distribution for the period from August 4, 2014 through September 30, 2014 of $0.1704 per unit, or $4,611 in total. This distribution was paid on November 25, 2014 to unitholders of record as of November 10, 2014.
On January 30, 2015, the Board of Directors of Westlake Chemical Partners GP LLC declared a quarterly cash distribution for the period from October 1, 2014 to December 31, 2014 of $0.2750 per unit, or $7,441 in total. This distribution was paid on February 24, 2015 to unitholders of record as of February 9, 2015.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Year Ended December 31, 2014
Net income attributable to the Partnership subsequent to the IPO	$13,577
Less:
Limited partners' distribution declared on common units	6,403
Limited partners' distribution declared on subordinated units	5,649
Net income subsequent to the IPO in excess of distribution	$1,525

	December 31, 2014
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership subsequent to the IPO:
Distribution	$6,403	$5,649	$—	$12,052
Net income subsequent to the IPO in excess of distribution	810	715	—	1,525
Net income subsequent to the IPO	$7,213	$6,364	$—	$13,577
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.50	$0.50		$0.50
11. Related Party Transactions
The Partnership and OpCo regularly enter into related party transactions with Westlake. See below for a description of transactions with related parties.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which it charges Westlake a fee. Prior to the IPO, the Predecessor sold the majority of its ethylene to Westlake for use in Westlake's downstream operations.
Sales to related parties were as follows:

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Net sales—Westlake	$1,292,089	$1,603,043	$1,507,501
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the services and secondment agreement. Prior to the IPO, services provided by Westlake and included in cost of sales related primarily to services provided by employees of Westlake Management Services, Inc., a subsidiary of Westlake. The cost of services provided by employees of Westlake Management Services, Inc. was allocated to the Predecessor's operations primarily on the basis of direct usage.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Feedstock purchased from Westlake and included in cost of sales	$155,232	$—	$—
Other charges from Westlake and included in cost of sales	60,264	61,770	57,454
Total	$215,496	$61,770	$57,454
Services from Related Parties Included in Selling, General and Administrative Expenses
Charges for services purchased by the Partnership from Westlake and included in selling, general and administrative expenses primarily relate to services Westlake performs on behalf of the Partnership under the Omnibus Agreement, including the Partnership's finance, legal, information technology, human resources, communication, ethics and compliance and other administrative functions. Prior to the IPO, the Predecessor was allocated costs incurred by Westlake on its behalf for similar functions. These allocations were based primarily on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount or other measure.
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Services received from Westlake and included in selling, general and administrative expenses	$21,302	$24,054	$22,485
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement. Prior to the IPO, salaries and benefits of Westlake Management Services, Inc. were allocated to the Predecessor primarily on the basis of direct usage.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Goods and services purchased from Westlake and capitalized as assets	$5,823	$20,222	$8,902
Accounts Receivable from and Accounts Payable to Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement. The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the omnibus agreement. Prior to the IPO, ethylene sales and other transactions between the Predecessor and Westlake were settled immediately through net investment and, therefore, the Predecessor did not have related party accounts receivable or related party accounts payable balances.
The related party accounts receivable and accounts payable balances were as follows:

	December 31,
	2014	2013
		Predecessor
Accounts receivable, net—Westlake	$18,529	$—
Accounts payable—Westlake	7,470	—

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Debt Payable to Related Parties
OpCo assumed the August 2013 Promissory Notes and entered into a senior unsecured revolving credit facility with Westlake in connection with the IPO. Prior to the IPO, the Predecessor funded certain capital expenditures through the August 2013 Promissory Notes payable to Westlake which were assumed by the Partnership in connection with the IPO. See Note 9 for a description of related party debt payable balances. Interest capitalized as a component of property, plant and equipment on related party debt was $2,638 for the period from August 4, 2014 to December 31, 2014. At December 31, 2014 and 2013, accrued interest on related party debt was $2,403 and $504, respectively, and is reflected as a component accrued liabilities. Additionally, at December 31, 2013, accrued interest of $7,506 was included as a component of the outstanding debt payable to Westlake.
Debt payable to related parties was as follows:

	December 31,
	2014	2013
		Predecessor
Long-term debt payable to Westlake	$227,638	$252,973
General
OpCo, together with other subsidiaries of Westlake not included in these combined and consolidated financial statements, are guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. As of December 31, 2014, Westlake had outstanding letters of credit totaling $31,392 under its revolving credit facility and $754,000 principal amount outstanding under its senior notes (less the unamortized discount of $892).
The indentures governing Westlake's senior notes prevent OpCo from making distributions to the Partnership if any default or event of default (as defined in the indentures) exists. However, Westlake's credit facility does not prevent OpCo from making distributions to the Partnership.
Westlake uses a centralized cash management system to finance its operations. Interest paid, net of capitalized interest, and income taxes have been paid directly by Westlake and charged to the Predecessor through related party accounts receivable, net. Related party accounts receivable, net were settled immediately through net investment, and therefore, the Predecessor did not pay cash for interest expense or income tax expense during the years ended December 31, 2013 or 2012.
OpCo has entered into two site lease agreements with Westlake in connection with the IPO, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
12. Partners' Equity
Common Unit
As described below, the common unitholders have preference over subordinated unitholders on receipt of distributions, including, in certain circumstances, cash distributions upon liquidation, as set out in the Partnership's agreement of limited partnership (the "Partnership Agreement"). The common unitholders have limited rights on matters affecting Partnership's business, limited voting rights and are not entitled to elect the general partner or its directors.
Subordinated Unit
The subordinated unitholders have similar rights as the common unitholders. However, during the subordination period, the subordinated unitholders are not entitled to receive quarterly distributions from operating surplus until the common unitholders have received the minimum quarterly distribution from operating surplus and, among other things, in certain circumstances, are subordinated in the receipt of cash distributions upon liquidation. The subordination period will end on the first business day after the Partnership has earned and paid an aggregate amount of at least the minimum quarterly distribution multiplied by the total number of outstanding common and subordinated units for each of three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2017 and there are no outstanding arrearages on the Partnership's common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least 150.0% of the minimum quarterly distribution on an annualized basis multiplied by the total number of outstanding common and subordinated units and have earned that amount plus the related distribution on the

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

incentive distribution rights, for any four-quarter period ending on or after June 30, 2015 and there are no outstanding arrearages on Partnership's common units.
Incentive Distribution Rights
The Partnership Agreement generally provides that the Partnership will distribute cash each quarter during the subordination period in the following manner: first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.2750, plus any arrearages from prior quarters; second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.2750; and third, to the holders of common and subordinated units, pro rata, until each unit has received a distribution of $0.3163. If cash distributions to the Partnership's unitholders exceed $0.3163 per common unit and subordinated unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $0.3163 up to $0.3438	85.0%	15.0%
Above $0.3438 up to $0.4125	75.0%	25.0%
Above $0.4125	50.0%	50.0%
13. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. For the period from August 4, 2014 through December 31, 2014, 4,404 phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership, which awards will vest on the third anniversary of the grant date. Each phantom unit represents the right to receive, upon vesting, a cash payment equal to the fair market value of one Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled. The awards, which are classified as liability awards for financial accounting purposes, are re-measured (based on the closing price of the Partnership's common units on the New York Stock Exchange) at each reporting date until they vest. There were no forfeitures under the Plan through December 31, 2014. The total units available for grant at December 31, 2014 was 1,265,596. The total compensation cost recognized from August 4, 2014 through December 31, 2014 was $15, and is included in selling, general and administrative expenses and classified as a liability in the consolidated 2014 financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan during the year ended December 31, 2014 was $111.
14. Derivative Commodity Instruments
Commodity Risk Management
The Predecessor used derivative instruments to reduce price volatility risk on raw materials and products, as a substantial portion of its raw materials and products were commodities whose prices fluctuate as market supply and demand fundamentals change. The Predecessor employed strategies to protect against such instability, including ethylene product feedstock flexibility. The Predecessor did not use derivative instruments to engage in speculative activities. The Contributed Assets do not include the entity engaged in commodity risk management activities or any of its open derivative positions. The Partnership has not engaged in any hedging activity and did not use derivative instruments in the period subsequent to the IPO through December 31, 2014. Therefore, there are no derivative assets or liabilities reflected in the consolidated balance sheet of the Partnership as of December 3l, 2014.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, were included in cost of sales in the combined and consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. The Partnership had no derivative instruments that were designated as fair value hedges subsequent to the IPO through December 31, 2014.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the combined and consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. The Partnership had no derivative instruments that were not designated as hedging instruments subsequent to the IPO through December 31, 2014.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, the derivative holder would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the derivative holders would continue to receive the market price on the actual volume hedged. Derivative holders also bear the risk of losing the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty).
Disclosures related to the Predecessor's derivative assets and derivative liabilities subject to enforceable master netting arrangements have not been presented as they were not material to the Predecessor's combined balance sheet at December 31, 2013. There was no open derivative position at December 31, 2014.
The fair values of derivative instruments in the combined and consolidated balance sheets were as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2014	2013
			Predecessor
Not designated as hedging instruments
Commodity forward contracts	Accounts receivable, net	$—	$296
Total asset derivatives		$—	$296

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,
		2014	2013
			Predecessor
Not designated as hedging instruments
Commodity forward contracts	Accrued liabilities	$—	$176
Total liability derivatives		$—	$176
The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the combined and consolidated statements of operations. There was no material ineffectiveness with regard to the Predecessor's qualifying hedges in 2013 and 2012.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2014	2013	2012
			Predecessor	Predecessor
Commodity forward contracts	Cost of sales	$—	$(303)	$17,163

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31,
		2014	2013	2012
			Predecessor	Predecessor
Firm commitment designated as the hedged item	Cost of sales	$—	$143	$(18,394)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The impact of derivative instruments that have not been designated as hedges in the combined and consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2014	2013	2012
			Predecessor	Predecessor
Commodity forward contracts	Gross profit	$(9,244)	$5,438	$(11,961)
See Note 15 for the fair value of derivative instruments.
15. Fair Value Measurements
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
There were no assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2014. The following table summarizes, by level within the fair value hierarchy, the Predecessor's assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Total

	Predecessor
Derivative instruments
Risk management assets - Commodity forward contracts	$48	$248	$296
Risk management liabilities - Commodity forward contracts	—	(176)	(176)
The Level 2 measurements for the Predecessor's commodity contracts are derived using forward curves supplied by industry recognized and unrelated third-party services. There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during 2014 and 2013.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's and the Predecessor's long-term debt at December 31, 2014 and 2013 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes and the senior unsecured revolving credit facility. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

			Predecessor
2006 Pipeline Note	$—	$—	$14,400	$13,922
August 2013 Promissory Notes	167,116	167,116	238,573	238,573
Senior unsecured revolving credit facility	60,522	60,522	—	—

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

16. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. The Predecessor's operating results were included in Westlake's consolidated U.S. federal and state income tax returns. Amounts presented in the combined financial statements prior to the IPO relate to income taxes that have been determined on a separate tax return basis and the Predecessor's contribution to Westlake Chemical Corporation's net operating losses and tax credits have been included in the Predecessor's financial statements.
The components of income tax disaggregated between the Partnership and the Predecessor are as follows:

	Partnership	Predecessor
	Period from August 4, 2014 to December 31, 2014	Period from January 1, 2014 to August 3, 2014	Year Ended December 31,
			2013	2012
Current
Federal	$—	$168,773	$233,014	$196,467
State and local	800	21,207	30,211	22,507
	800	189,980	263,225	218,974
Deferred
Federal	—	6,890	32,675	(8,137)
State and local	265	1,453	4,379	41
	265	8,343	37,054	(8,096)
Total provision	$1,065	$198,323	$300,279	$210,878
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense disaggregated between the Partnership and the Predecessor is as follows:

	Partnership	Predecessor
	Period from August 4, 2014 to December 31, 2014	Period from January 1, 2014 to August 3, 2014	Year Ended December 31,
			2013	2012
Provision for federal income tax, at statutory rate	$52,343	$195,880	$296,389	$212,379
State income tax provision, net of federal income tax effect	1,065	14,729	22,484	14,656
Partnership income not subject to entity-level tax	(52,343)	—	—	—
Manufacturing deduction	—	(12,214)	(18,270)	(16,065)
Other, net	—	(72)	(324)	(92)
	$1,065	$198,323	$300,279	$210,878

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2014	2013
		Predecessor
Credit carryforward	$—	$25
Accruals	—	3,570
Allowance for doubtful accounts	—	(136)
Inventories	—	1,313
Other	—	(373)
Deferred taxes assets—total	—	4,399
Property, plant and equipment	(1,650)	(159,033)
Turnaround costs	(198)	(23,773)
Deferred tax liabilities—total	(1,848)	(182,806)
Total net deferred tax liabilities	$(1,848)	$(178,407)

Balance sheet classifications
Current deferred tax asset	$—	$4,448
Noncurrent deferred tax liability	(1,848)	(182,855)
Total net deferred tax liabilities	$(1,848)	$(178,407)
17. Supplemental Information
Net Liabilities Retained by Westlake
Net liabilities of the Predecessor that were retained by Westlake and not assumed by OpCo in connection with the IPO are composed of the following:

Net liabilities retained by Westlake
Accounts receivable, net—third parties	$64,650
Inventories	85,057
Prepaid expenses and other current assets	669
Deferred income taxes	4,448
Property, plant and equipment, net	62,886
Equity investments	9,338
Accounts payable—third parties	(101,671)
Accrued liabilities	(37,451)
Deferred income taxes	(189,615)
Long-term debt	(137,103)
Other liabilities	(914)
Total	$(239,706)
Accrued Liabilities
Accrued liabilities were $11,900 and $26,688 at December 31, 2014 and 2013, respectively. Accrued taxes, interest accrued on long-term debt and accrual related to capital expenditures, which are components of accrued liabilities, were $1,622, $2,403 and $5,026 at December 31, 2014, respectively. Accrued employee payroll and benefits, which is a component of accrued liabilities, was $10,598 at December 31, 2013. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Other Income, Net

	Year Ended December 31,
	2014	2013	2012
		Predecessor	Predecessor
Income from equity method investment	$2,973	$4,711	$4,172
Claims recovery	—	3,158	—
Franchise taxes	(11)	(172)	(144)
Other	189	4	158
Other income, net	$3,151	$7,701	$4,186
Cash Flow Information
Non-cash Operating Activity
The Predecessor settled $9,315 and $7,506 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding in 2014 and 2013, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $418, $7,937 and $1,333 for the years ended December 31, 2014, 2013 and 2012, respectively.
Non-cash Financing Activity
Related party notes payable to Westlake of $238,600 were deemed settled through net investment in 2013. The non-cash settlement was recorded as an increase in Westlake's net investment in the Predecessor. No cash was transferred in connection with the deemed settlement of these notes.
Interest and Income Taxes
Westlake uses a centralized cash management system to finance its operations. Interest paid, net of interest capitalized, and income taxes have been paid directly by Westlake and charged to the Predecessor through related party accounts receivable, net. Related party accounts receivable, net were settled immediately through net investment, and therefore, the Predecessor did not pay cash for interest expense or income tax expense during the years ended December 31, 2013 or 2012. Interest paid, net of interest capitalized was $1,366 for the year ended December 31, 2014.
18. Major Customer and Concentration of Credit Risk
During the years ended December 31, 2014, 2013 and 2012, Westlake accounted for approximately 73.8%, 75.3% and 67.0%, respectively, of the Partnership's and the Predecessor's net sales.
19. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require the Partnership to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. These laws include the federal Clean Air Act, the federal Water Pollution Control Act, the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Toxic Substances Control Act and various other federal, state and local laws and regulations. Under CERCLA, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because the Partnership's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership. Westlake will indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014.
Contract Disputes with Goodrich and PolyOne. In connection with the 1990 and 1997 acquisitions of the Goodrich Corporation ("Goodrich") chemical manufacturing facility in Calvert City, Kentucky, which is a portion of the B.F. Goodrich superfund site, Goodrich agreed to indemnify Westlake for any liabilities related to preexisting contamination at the site.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Westlake agreed to indemnify Goodrich for post-closing contamination caused by Westlake's operations. The soil and groundwater at the site had been extensively contaminated under Goodrich's operations. In 1993, Goodrich spun off the predecessor of PolyOne Corporation ("PolyOne"), and that predecessor assumed Goodrich's indemnification obligations relating to preexisting contamination.
In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and services and secondment agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by Westlake that have been invoiced to PolyOne to provide the environmental remediation services were $2,805 and $3,284 in 2014 and 2013, respectively. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from Westlake in reimbursement of previously paid remediation costs. The arbitration is currently stayed pending the outcome of discussions between other parties and their insurance carriers.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving Westlake, Goodrich and PolyOne related to the same manufacturing site in Calvert City, which includes OpCo's ethylene production facility in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's RCRA permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to Westlake. Westlake intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA") pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under CERCLA. In its response to the Cabinet, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Partnership's plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. The EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Calvert City site. In June 2009, the EPA notified Westlake that Westlake may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. Westlake negotiated, in conjunction with the other potentially responsible parties, an AOC and an order to conduct an RIFS. Due to the Partnership's ownership and current operation of the property, the Partnership may be subject to additional requirements and liabilities under CERCLA.
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. A number of companies have entered into consent agreements with the EPA requiring both modifications to reduce flare emissions and the installation of additional equipment to better track flare operations and emissions. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. Westlake submitted information pursuant to such request, including information regarding three flares that the Partnership owns. The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has demanded that Westlake conduct additional flare sampling and provide supplemental information. Westlake is currently in negotiations with the EPA regarding these demands, some of which are applicable to the Partnership's flares. The EPA has indicated that it is seeking a consent decree with that would obligate Westlake to take corrective actions relating to the alleged noncompliance. Westlake has not agreed that any flares are out of compliance or that any corrective actions are warranted. Depending on the outcome of Westlake's negotiations with the EPA, additional controls on emissions from the Partnership's flares may be required and these could result in increased capital and operating costs.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Partnership's assets, and those of Westlake, for various air compliance issues. The Partnership and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. While settlement may result in a total civil penalty in excess of $100, such a settlement will likely cover assets owned by the Partnership and Westlake, and to the extent it covers the Partnership's assets, Westlake will indemnify the Partnership for liabilities to the extent such liabilities occurred or existed prior to August 4, 2014.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Other Commitments
The Partnership is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2014, future minimum lease commitments were as follows:

2015	$1,041
2016	604
2017	443
2018	127
2019	59
Thereafter	98
$2,372
Rental expense was approximately $3,558, $3,933 and $2,999 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Partnership has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices.
20. Subsequent Events
Distribution
On January 30, 2015, the Board of Directors of the Partnership's general partner declared a quarterly distribution of $0.2750 per unit, or $7,441 in total, which was paid on February 24, 2015 to unitholders of record as of February 9, 2015.
General
The financial statements of the Partnership are substantially comprised of the financial statements of OpCo, which issued its annual financial statements on February 25, 2015. Accordingly, the Partnership has evaluated transactions for consideration as recognized subsequent events in the annual financial statements through the date of February 25, 2015. Additionally, the Partnership has evaluated transactions that occurred as of the issuance of these financial statements, on March 9, 2015, for purposes of disclosure of unrecognized subsequent events.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

21. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	Predecessor	Predecessor
Net sales	$560,014	$524,135	$392,008	$273,543
Gross profit	232,314	246,546	164,993	101,959
Income from operations	224,536	240,381	156,133	95,506
Net income	143,874	153,844	118,173	93,929
Net income attributable to Westlake Chemical Partners LP subsequent to the IPO and limited partners' interest in net income
Basic and diluted earnings per common unitholder (1)(2)			$0.19	$0.32
Basic and diluted earnings per subordinated unitholder (1)(2)			$0.19	$0.32

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$500,917	$524,759	$540,133	$561,938
Gross profit	190,010	238,155	212,981	231,461
Income from operations	183,839	231,391	206,590	225,336
Net income	120,725	149,034	132,581	144,206

______________________________

(1)	Represents quarterly net income per common and subordinated unit since the completion of the Partnership's IPO on August 4, 2014. See Note 10 to the combined and consolidated financial statements.

(2)
Basic and diluted earnings per common and subordinated unit ("EPU") for each quarter is computed using the weighted average units outstanding during that quarter, while EPU for the period from August 4, 2014 through December 31, 2014 is computed using the weighted average units outstanding for the period. As a result, the sum of the EPU for each of the quarters subsequent to the IPO may not equal the EPU for the period from August 4, 2014 through December 31, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
This report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We are managed and operated by the board of directors and executive officers of our general partner, Westlake Chemical Partners GP LLC, a wholly owned subsidiary of Westlake. As a result of owning our general partner, Westlake has the right to appoint all members of the board of directors, including at least three directors meeting the independence standards established by the Exchange Act and the NYSE. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owner, Westlake.
Our general partner has seven directors, three of whom are independent as defined under the standards established by the NYSE and the Exchange Act. The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
All of the executive officers of our general partner listed below allocate their time between managing our business and affairs and the business and affairs of Westlake. The amount of time that our executive officers devote to our business and the business of Westlake varies in any given period based on a variety of factors. We expect our general partner's executive officers to devote as much time as is necessary for the proper conduct of our business and affairs. However, their fiduciary duties to Westlake and other obligations may prevent them from devoting sufficient time to our business and affairs.
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2014, we paid approximately $68 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of December 31, 2014. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and all of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to our partnership agreement.

Name	Age (as of December 31, 2014)	Position With Our General Partner
Albert Chao	65	President, Chief Executive Officer and Director
James Chao	67	Chairman of the Board of Directors
M. Steven Bender	58	Senior Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	44	Vice President, General Counsel and Director
David R. Hansen	64	Senior Vice President, Administration
George Mangieri	64	Vice President and Chief Accounting Officer
Lawrence Teel	56	Senior Vice President, Olefins
Gary K. Adams	64	Director
Max L. Lukens	66	Director
David Lumpkins	60	Director
Albert Chao. Mr. Chao has been our general partner's President and Chief Executive Officer and a director since our general partner's formation in March 2014 and the sole director of OpCo's general partner since its formation. Additionally, Mr. Chao has been Westlake's President since May 1996 and a director since June 2003. Mr. Chao became Westlake's Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father T.T. Chao and his brother James Chao in founding Westlake, where he served as Executive Vice President until he succeeded James Chao as President. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
James Chao. Mr. Chao has been a director since our general partner's formation in March 2014 and Chairman of the Board since July 2014. Mr. Chao has also been Westlake's Chairman of the Board since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as Westlake's Vice Chairman. Mr. Chao also has responsibility for the oversight of Westlake's Vinyls business. Mr. Chao has over 40 years of global experience in the chemical industry. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother Albert Chao, assisted their father T.T. Chao in founding Westlake. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
M. Steven Bender. Mr. Bender has been our general partner's Senior Vice President, Chief Financial Officer and a director since our general partner's formation in March 2014. Mr. Bender has also been Westlake's Senior Vice President and Chief Financial Officer since February 2008. In addition, Mr. Bender has served as its Treasurer since July 2011, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as Westlake's Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as its Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
L. Benjamin Ederington. Mr. Ederington has been our general partner's Vice President, General Counsel and Secretary and a director since our general partner's formation in March 2014. He has also been Westlake's Vice President, General Counsel and Corporate Secretary since October 2013. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013, interim Director of Government Affairs from March 2010 to April 2011 and Lead Counsel, Chemicals from December 2007 to March 2010. He began his legal career more than 18 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
David R. Hansen. Mr. Hansen has been our general partner's Senior Vice President, Administration, since July 2014. In addition, he has served as Westlake's Senior Vice President, Administration since September 1999 and served as Vice President, Human Resources from 1993 to 1999. From August 2003 until July 2004 he was also Westlake's Secretary. Prior to joining

Westlake in 1990, Mr. Hansen served as Director of Human Resources & Administration for Agrico Chemical Company and held various human resources and administrative management positions within the Williams Companies. He has 30 years of administrative management experience in the oil, gas, energy, chemicals, pipeline, plastics and computer industries. He received his Bachelor of Science degree in Social Science from the University of Utah and has completed extensive graduate work toward an M.S. in Human Resources Management.
George J. Mangieri. Mr. Mangieri has been our general partner's Vice President and Chief Accounting Officer since our general partner's formation in March 2014. Mr. Mangieri has held those same positions for Westlake since February 2007. From April 2000 to February 2007, he was its Vice President and Controller. Prior to joining Westlake, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.
Lawrence (Skip) Teel. Mr. Teel has been our general partner's Senior Vice President, Olefins since July 2014. Mr. Teel has been Westlake's Senior Vice President, Olefins since July 2014. From July 2012 to July 2014, he served as Westlake's Vice President, Olefins. Mr. Teel joined Westlake in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.
Gary K. Adams. Mr. Adams has been a director of our general partner since July 2014 and serves on the audit and conflicts committees. Mr. Adams currently serves as chief advisor on chemicals to IHS Inc. ("IHS"). He previously served more than 20 years with Chemical Market Association Inc. ("CMAI"), during which he progressed to president, CEO and chairman of CMAI in 1997, serving in those roles until CMAI was acquired by IHS in 2011. He also serves as a director of Phillip 66 Partners GP LLC and Trecora Resources.
Max L. Lukens. Mr. Lukens has been a director of our general partner since June 2014 and is the Chairman of the audit committee. He has been a director of Westlake since August 2004. Since May 2006, Mr. Lukens has managed his personal investments. Mr. Lukens served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. until May 2006 and prior to that served as its Chairman of the Board from December 2002 to March 2004, and Interim Chief Executive Officer and President, from September 2003 to March 2004. He was also previously employed by Baker Hughes Incorporated from 1981 to January 2000, where he served as Baker Hughes' Chairman of the Board, President and Chief Executive Officer from 1997 to January 2000. Between 2003 and 2009, he served as a director of NCI Building Systems, Inc. He also served as a director of The Pep Boys-Manny, Moe & Jack from August 2006 until October 2007 and again from June 2009 until September 2011. He was also Chairman of the Board of that company from June 2009 until he resigned in September 2011. Mr. Lukens was a Certified Public Accountant with Deloitte Haskins & Sells for 10 years and received both his B.S. and M.B.A. degrees from Miami University.
David Lumpkins. Mr. Lumpkins has been a director of our general partner since January 2015 and serves on the audit and conflicts committees. He was the co-founder, and Executive Chairman of the general partner, of PetroLogistics L.P. from 2004 until PetroLogistics L.P. was acquired by Flint Hills Resources, LLC in July 2014. Mr. Lumpkins has been affiliated with the private equity firm Lindsay Goldberg since 2000, during which time he has worked on a number of investment opportunities in the petrochemical and energy midstream industries. Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley's Houston office and served as head of the firm's southwest region. He is a graduate of the University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of Crestwood Midstream GP LLC.
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Adams, Lukens, and Lumpkins is independent as defined under the independence standards established by the NYSE and the Exchange Act.
Committees of the Board of Directors of our General Partner
The board of directors of our general partner has one standing committee: the audit committee. The board of directors of our general partner may also form a conflicts committee from time to time.

Audit Committee
The audit committee of our general partner's board of directors has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Adams, Lukens and Lumpkins, all of whom are independent. Mr. Lukens is the current Chairman of the audit committee. The board of directors of our general partner has determined that each of Messrs. Adams, Lukens and Lumpkins is an "audit committee financial expert" within the meaning of the SEC rules and "financially literate" within the meaning of the NYSE regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.wlkpartners.com.
The audit committee assists the board of directors of our general partner in its oversight of the integrity of our combined and consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.
Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, have a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Messrs. Adams and Lumpkins currently serve on the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, each of the board of directors and our audit committee had four meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
The board of directors holds regular executive sessions in which the independent directors meet without any non-independent directors or members of management. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.
Communication with the Board of Directors
A holder of our units or other interested party who wishes to communicate with the non-management directors may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this report. Communications will be relayed to the intended recipient of the board of directors except in instances where it is deemed unnecessary or inappropriate to do so pursuant to the procedures established by the audit committee. Any communications withheld under those guidelines will nonetheless be recorded and available for any director who wishes to review them.
Corporate Governance Guideline and Code of Ethics
We have a Code of Ethics for the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer (the "Code of Ethics") that applies to each of the Principal Executive, Financial and Accounting Officers of our general partner, as required by Section 406 of the Sarbanes-Oxley Act of 2002. Furthermore, we have Principles of Corporate Governance and a charter for our audit committee. Each of the foregoing is available on our website at www.wlkpartners.com in the "Corporate Governance" section of our Investor Relations tab. We provide copies, free of charge, of any of the foregoing upon receipt of a written request. We disclose amendments and director and executive officer waivers with regard to the Code of Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required. Furthermore, the certifications of our general partner's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act, have been included as exhibits to this report.

NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2014 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of all Forms 3, 4 and 5, including any amendments, filed with the SEC in 2014, all required report filings by the directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of our omnibus agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2014, after we completed our IPO on August 4, 2014, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner and us and Mr. Steve Bender devoted approximately 12.5% of his total business time to our general partner and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2014.
Westlake has determined that only the base salary of each of the Westlake executive officers shall be allocated to us based on the percentages of business time set forth above. This is because Westlake's other compensation components such as equity awards of Westlake stock and annual and quarterly cash incentive plans are geared toward specific performance goals of Westlake's business, and not our business. Westlake has significant assets and holdings outside of us and our general partner.
Named Executive Officers
For 2014, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Steven Bender. The compensation allocated to us in 2014 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2014.
Compensation Decisions
Westlake has ultimate decision-making authority with respect to the total compensation of our NEOs that are employed by Westlake. Any such compensation decisions will not be subject to any approvals by the board of directors of our general partner; provided, however, that any awards under the Westlake Chemical Partners LP Long-Term Incentive Plan (the "LTIP") must be approved by the board of directors of our general partner.
Westlake Compensation Committee Oversight
The board of directors of Westlake has established a compensation committee (the "Westlake Compensation Committee") to review and provide oversight of the compensation programs of Westlake and the compensation of the principal executive officer of Westlake (the "Westlake PEO"), the other named executive officers of Westlake (together with the Westlake PEO, the "Westlake NEOs") and other employees designated as executive officers of Westlake (collectively, the "Westlake Executives").
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2014, the Westlake Compensation Committee directly engaged the services of Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Towers Watson assists the Westlake Compensation Committee by providing updated comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2014, Westlake paid Towers Watsons approximately $64,000 for executive compensation advisory services and approximately $475,000 for other consulting services (primarily related to acquisition projects by Westlake). The decision to engage Towers Watson for the non-executive compensation consulting services was made by management and approved by the Westlake Compensation Committee. In November 2014, the Westlake Compensation Committee assessed whether the work of Towers Watson for Westlake during 2014 raised any conflict of interest and concluded that no conflict of interest exists.
The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2014:

Airgas Inc.	Eastman Chemical Company
Air Products and Chemicals, Inc.	FMC Corporation
Albemarle Corporation	Huntsman Corporation
Ashland Inc.	The Mosaic Company
Axiall Corporation	Olin Corporation
Cabot Corporation	PolyOne Corporation
Celanese Corporation	RPM International Inc.
CF Industries Holdings, Inc.	The Valspar Corporation
Chemtura Corporation	W.R. Grace & Co.
The Peer Group was adjusted on November 2014, in order to take into account the increased size and complexity of the Westlake organization resulting from Westlake's acquisition of Vinnolit Holdings GmbH ("Vinnolit") by adding Air Products and Chemicals, Inc., Ashland Inc., CF Industries Holdings, Inc., Huntsman Corporation and The Mosaic Company to, and removing International Flavors & Fragrances Inc., Rockwood Holdings, Inc., A. Schulman Inc., Cytec Industries Inc., Eastman Chemical Company and The Scotts Company LLC from, the Peer Group used for 2013.
The Westlake Compensation Committee may add or replace companies in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies in the Peer Group to help ensure that companies more comparable in size and business profile to Westlake are included.
In addition to referring to the Peer Group, Towers Watson utilizes survey data from its proprietary general industry and chemical industry databases, including, but not limited to, the Towers Watson CDB Executive Survey as well as the Hay Group Chemicals Industry survey and other relevant market information, that compare the compensation of executives at numerous companies in similar positions as the Westlake NEOs (the "Market Survey"). The Market Survey is used in conjunction with the Peer Group data (collectively, the "Reference Points") to help validate the market findings and more specifically establish market compensation rates for positions for which there are limited Peer Group data and/or for positions that are not industry-specific and for which Westlake would need to recruit on a broader basis (for instance, Chief Financial Officer). Finally, in establishing the target executive compensation, the Westlake Compensation Committee takes a total compensation view to include base pay, cash bonuses and long-term incentive and equity awards, so that as long as the composite total compensation of a Westlake NEO is competitive with the Reference Points, individual components may fall below or above the median of the Reference Points. In conducting its surveys for the Reference Points, Towers Watson reports directly to the Westlake Compensation Committee on each component and on a composite total compensation basis.
The Westlake Compensation Committee meets annually in February to specifically address the compensation of the Westlake NEOs and other Westlake Executives. During this meeting, the Westlake Compensation Committee reviews the achievement of Westlake's goals and objectives, including Westlake's performance relative to its competitors within the commodity chemical industry, including those direct competitors within the Peer Group, and the Westlake Compensation Committee reviews the Reference Points as well as other relevant factors established by the Westlake Compensation

Committee for the Westlake PEO and the factors established by the Westlake PEO in setting and approving the other Westlake NEOs' compensation. During this deliberation, the Westlake PEO is excused from the meeting to allow the other members of the Westlake Compensation Committee to deliberate independently regarding the Westlake PEO's compensation. During this annual review meeting the Westlake PEO also presents his recommendations to the Westlake Compensation Committee regarding the compensation to be provided to the other Westlake NEOs and other Westlake Executives. The Westlake PEO and the Westlake Compensation Committee, after considering data from the Reference Points and other relevant factors, set the compensation for these Westlake Executives.
Compensation Philosophy and Program Objectives of Westlake
Westlake has designed and maintains a comprehensive executive compensation program as a means of:

•	attracting, rewarding and retaining top executive talent in support of Westlake's vision, mission and objectives;

•	maintaining market competitiveness with Westlake's peer group compensation programs and practices;

•	encouraging and rewarding the achievement of specific individual, business segment and corporate goals and objectives;

•
placing a significant portion of total compensation at risk through variable pay components, including upside potential where targeted objectives are exceeded, to promote management action to create added stockholder value;

•	aligning management interests with the interests of the stockholders; and

•	balancing short-term objectives with long-term strategic initiatives and thinking through the design of both short-term and long-term pay programs.
Establishing Compensation Levels
On an annual basis as the Westlake Compensation Committee meets to set the target compensation for the Westlake PEO, other Westlake NEOs and other Westlake Executives, the Westlake Compensation Committee considers the responsibility and scope of the individual job assignments as well as the Westlake Executive's job performance and achievements measured against a variety of goals and objectives. As a first step, the Westlake PEO provides his evaluation of each Westlake Executive based upon the achievement of goals and objectives unique to a business segment or a corporate assignment and an assessment of the Westlake Executive's individual contribution and effort and a variety of managerial success factors. Next, the Westlake Compensation Committee may make its own assessment of each Westlake Executive based upon the interaction Westlake Compensation Committee members have had with the Westlake Executive throughout the year. Lastly, once the Westlake Compensation Committee considers all of these factors in tandem with the Reference Points, the Westlake Compensation Committee establishes the compensation target for each element of the total compensation program.
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2014, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee to:

•	ensure internal equity;

•	recognize individual performance and contributions; or

•	recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2014, see the proxy statement that is expected to be filed by Westlake in connection with its 2015 annual meeting of shareholders. In

February 2015, the Westlake Compensation Committee set the base salaries for the Westlake NEOs as follows: $953,000 for Mr. Albert Chao and $500,000 for Mr. Bender. The salaries of Mr. Albert Chao and Mr. Bender were increased from $925,000 and $462,000, respectively, after consideration of the Reference Points.
Employment Agreements; Severance and Change-in-Control Arrangements—Westlake does not have employment agreements with any of the Westlake NEOs; however, each Westlake Executive, including each of the Westlake NEOs, is typically provided an offer letter of employment containing the principal elements of the employment arrangement, including compensation. None of these offer letters currently contains a provision for payments upon a change in control.
Deferred Compensation Programs—Westlake has no deferred compensation programs except for the standard provisions of Westlake's 401(k) plan and provisions of Section 125 of the Internal Revenue Code whereby salary is reduced for taxation since the 401(k) contributions are made by employees on a pre-tax basis, thereby reducing their salary and taxable income.
COMPENSATION COMMITTEE REPORT
Neither we nor our general partner has a compensation committee. The board of directors has reviewed and discussed the Company's Compensation Discussion and Analysis with management and, based upon this review, has approved it for inclusion in this report.
The information contained in this report shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
Gary K. Adams
Max L. Lukens
David Lumpkins
M. Steven Bender
L. Benjamin Ederington

Executive Compensation
The following tables provide information regarding the compensation awarded to or earned during 2014 by the NEOs.
2014 Summary Compensation Table

Name and Principal Position	Year	Base Salary (1) ($)	Portion Allocation (2)	Total (3) ($)
Albert Chao President and Chief Executive Officer	2014	925,000	10.0%	38,014
M. Steven Bender Senior Vice President Chief Financial Officer and Treasurer	2014	462,000	12.5%	23,732

______________________________

(1)	See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.

(2)	See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.

(3)	Reflects the portion of base salary allocated to us by Westlake for the period from August 4, 2014 through December 31, 2014.
Director Compensation
Officers or employees of Westlake or its affiliates who also serve as the directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates receive compensation for services on our board of directors and committees thereof. Our general partner implemented an annual retainer compensation package for the non-employee directors valued at approximately $130,000, of which approximately $65,000 is paid in the form of an annual cash retainer and the remaining $65,000 retainer fee is paid in a grant of Unit Awards under the LTIP. In addition, our general partner pays the audit committee chairman an additional annual amount of $15,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement.
The following table sets forth a summary of the compensation we paid to our non-management directors in 2014:

Name	Fees Earned or Paid in Cash ($)	Phantom Unit Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Gary K. Adams	13,806	65,003	375.22	79,184
Max L. Lukens	21,432	65,003	375.22	86,810
______________________________

(1)
The amounts reflected in this column represent the grant date fair value of restricted phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2014, Messrs. Adams and Lukens each held a total of 2,202 phantom units, which will become fully vested on August 20, 2017 so long as the applicable non-employee director continues to serve on our general partner's board of directors through such date.

(2)	The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our outstanding common units and subordinated units held by:

•	our general partner;

•	Westlake;

•	each director and named executive officer of our general partner; and

•	all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 2, 2015, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Westlake Chemical Corporation	1,436,115	5.3%	12,686,115	100%	52.2%
Westlake Chemical Partners GP LLC	0	0	0	0	0
Albert Chao	45,000	*	0	0	0
James Chao	45,000	*	0	0	0
M. Steven Bender	10,000	*	0	0	0
L. Benjamin Ederington	10,000	*	0	0	0
David R. Hansen	10,000	*	0	0	0
George Mangieri	5,000	*	0	0	0
Lawrence Teel	2,500	*	0	0	0
Gary K. Adams	5,000	*	0	0	0
Max L. Lukens	125,000	*	0	0	0
David Lumpkins	0	0	0	0	0
All directors and executive officers as a group (10 persons)	257,500	1.8%	0	0	1%

______________________________
* Less than 1% of the outstanding common units.
The following table sets forth, as of March 2, 2015, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock (1)
Directors and Named Executive Officers of Our General Partner	Direct (2)	Other		Percent of Class
Albert Chao	871,101	92,010,554	(3)(4)	69.9%
James Chao	137,320	92,010,554	(4)(5)	69.4%
M. Steven Bender	122,663	0		*
L. Benjamin Ederington	354	0		*
David R. Hansen	40,619	0		*
George Mangieri	29,189	0		*
Lawrence Teel	3,614	0		*
Gary K. Adams	0	0		*
Max L. Lukens	16,384	0		*
David Lumpkins	0	0		*
All directors and executive officers as a group (10 persons)	1,221,244	92,010,554		70.2%

______________________________

*	Less than 1% of the outstanding shares of common stock.

(1)	None of the shares beneficially owned by the directors or officers are pledged as security.

(2)
The amounts include shares of common stock that may be acquired within 60 days from March 2, 2015 through the exercise of options held by Mr. Albert Chao (616,714), Mr. James Chao (37,194), Mr. Bender (81,496), Mr. Hansen (14,812), Mr. Mangieri (5,394) and all directors and executive officers as a group (758,684). The amounts also include unvested shares of restricted stock held by Mr. Bender (15,818), Mr. Hansen (11,864), Mr. Mangieri (15,818), Mr. Lukens (874), and all directors and executive officers as a group (44,374), over which such persons have sole voting power but no dispositive power.

(3)
Does not include common stock of Westlake Chemical Corporation owned directly by James Chao and 40,000 shares of common stock owned by the estate of Albert Chao's mother. Albert Chao disclaims beneficial ownership of these shares.

(4)
Two trusts for the benefit of members of the Chao family, including James Chao and Albert Chao, are the managers of TTWFGP LLC, a Delaware limited liability company, which is the general partner of TTWF LP. The limited partners of TTWF LP are five trusts principally for the benefit of members of the Chao family, including James Chao and Albert Chao and two corporations owned, indirectly or directly, by certain of these trusts and by other entities owned by members of the Chao family, including James Chao and Albert Chao. James Chao, Albert Chao, TTWF LP and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWF LP. James Chao and Albert Chao disclaim beneficial ownership of the 92,010,554 shares held by TTWF LP except to the extent of their respective pecuniary interest therein.

(5)
Does not include common stock of Westlake Chemical Corporation owned directly by Albert Chao and 40,000 shares of common stock owned by the estate of James Chao's mother. James Chao disclaims beneficial ownership of these shares.

The following table sets forth each person known to us who is the beneficial owner of 5% or more of our outstanding common units, other than Westlake, the holdings of which are listed in the first table of this Item 12.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Goldman Sachs Asset Management 200 West Street New York, New York 10282	969,428 (1)	6.7%	0	0%	3.6%
BAMCO INC 767 Fifth Avenue, 49th Floor New York, New York 10153	869,698 (2)	6.1%	0	0%	3.2%
____________________________

(1)
Based on a Schedule 13G filed February 13, 2015. According to the filing, Goldman Sachs Asset Management had shared voting power over 969,428 common units and shared dispositive power over 969,428 common units.

(2)	Based on a Schedule 13G filed on February 17, 2015. According to the filing, BAMCO INC had shared voting power over 869,698 common units and shared dispositive power over 869,698 common units.
Securities Authorized for Issuance Under Equity Compensation Plans
In connection with the consummation of our IPO, the board of directors adopted the LTIP. The following table provides certain information with respect to this plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	4,404	0	1,265,596
Equity compensation plans not approved by security holders	0	N/A	0
______________________________

(1)	Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.
For more information about the plan, please see Note 13 to our combined and consolidated financial statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Westlake owns (1) 1,436,115 common units and 12,686,115 subordinated units, representing an aggregate approximate 52.2% limited partner interest in us; (2) a 100% interest in our general partner; and (3) our incentive distribution rights. Transactions with Westlake and its affiliated entities are considered to be related party transactions because Westlake and its affiliates own more than 5% of our equity interests; in addition, certain of Westlake's directors and executive officers serve as directors and executive officers of both Westlake and our general partner.

Whenever a conflict arises between our general partner or its owners, on the one hand, and us or our limited partners, on the other hand, the resolution, course of action or transaction in respect of such conflict of interest shall be conclusively deemed approved by us and all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution, course of action or transaction in respect of such conflict of interest is:

•	approved by the conflicts committee of our general partner; or

•	approved by the holders of a majority of our outstanding common units, excluding any such units owned by our general partner or any of its affiliates.
Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors or its conflicts committee, as applicable, may consider any factors it determines in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, all determinations, other actions or failures to act by our general partner, the board of directors or any committee thereof (including the conflicts committee) will be presumed to be "in good faith," and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such determination was not in good faith.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.
Initial Public Offering
In connection with the closing of our IPO on August 4, 2014, Westlake received 1,436,115 common units, 12,686,115 subordinate units, a 100% interest in our general partner and our incentive distribution rights.
Distributions and Payments to our General Partner and its Affiliates
We will generally make cash distributions to our unitholders, including Westlake, pro rata. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, Westlake, as the holder of our incentive distribution rights, will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common and subordinated units. During 2014, we made a $0.1704 per unit distribution to all of our unitholders, resulting in Westlake receiving approximately $2.4 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the omnibus agreement or services agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2014, we paid approximately $68 million for such expenses.
If our general partner withdraws or is removed, its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
If we are ever liquidated, the partners, including Westlake, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Westlake
The agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 2 to our combined and consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."
The information required by Item 407(a) of Regulation S-K is included in "Item 10. Directors, Executive Officers and Corporate Governance."
Ethylene Sales Agreement
OpCo and Westlake entered into the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. Under specified circumstances, cost underrecoveries may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake.
Feedstock Supply Agreement
OpCo and Westlake entered into the Feedstock Supply Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. Under the Feedstock Supply Agreement, Westlake agreed to sell OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement. The Feedstock Supply Agreement provides that OpCo may obtain feedstock from Westlake based on Westlake's total cost of purchasing and delivering the feedstock, including applicable transportation, storage and other costs.
Services and Secondment Agreement
OpCo and Westlake entered into the services and secondment agreement, pursuant to which OpCo will provide Westlake with various utilities and utility services and in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement.
Site Lease Agreements
OpCo and Westlake entered into two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access rights related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, the lessor has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its ethylene production facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to the lessor's property or operations; provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to the lessor.
Omnibus Agreement
We entered into the omnibus agreement with Westlake and OpCo, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the ethylene production facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The omnibus agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the omnibus agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.

OpCo Partnership Agreement
We, OpCo GP and Westlake entered into an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. We control OpCo GP, as its sole member, subject to certain approval rights held by Westlake.
Item 14. Principal Accountant Fees and Services.
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees billed for professional services and other services in the following categories and amounts by PricewaterhouseCoopers LLP for the period from our IPO through December 31, 2014:

From August 4, 2014 to December 31, 2014
Audit fees (1)	$653,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$653,000

______________________________

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for the period from August 4, 2014 to December 31, 2014 and consultations on financial accounting and reporting matters arising during the course of the audit for fiscal year 2014. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

Audit Committee Pre-Approval Policy
The charter of the Audit Committee of the Board of Directors of our general partner, which is available on our website at www.wlkpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. Our Audit Committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See "Item 8—Index to Combined and Consolidated Financial Statements" contained elsewhere in this report.
(a)(2) Financial Statement Schedules
All schedules other than Schedule 2—Valuation and Qualifying Accounts below have been omitted because they are not required under the relevant instructions

Financial Statement Schedule
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2014	$2,105	$65	$(2,170)	$—
2013	2,065	40	—	2,105
2012	1,983	82	—	2,065

______________________________

(1)	Represents adjustment for assets retained by Westlake pursuant to the IPO.

(a)(3) Exhibits

Exhibit No.	Description

3.1
Certificate of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on April 29, 2014).

3.2
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

4.1
Indenture dated as of January 1, 2006 by and among Westlake Chemical Corporation, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2
First Supplemental Indenture dated as of January 13, 2006 by and among Westlake Chemical Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3
Second Supplemental Indenture, dated as of November 1, 2007, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.4
Third Supplemental Indenture, dated as of July 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.5
Fourth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.6
Fifth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.7
Supplemental Indenture, dated as of December 31, 2007, among Westlake Chemical Corporation, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.8
Supplemental Indenture, dated as of December 31, 2007, among Westlake Chemical Corporation, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 ¾% senior notes (incorporated by reference to Exhibit 4.7 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.9
Sixth Supplemental Indenture, dated as of July 17, 2012, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 16, 2012, File No. 1-32260).

4.10
Seventh Supplemental Indenture, dated as of February 12, 2013, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.11
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Quarterly Report on Form 10-K, filed on July 31, 2013, File No. 1-32260).

Exhibit No.	Description
4.12
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-K, filed on July 31, 2013, File No. 1-32260).

4.13
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Quarterly Report on Form 10-K, filed on July 31, 2013, File No. 1-32260).

4.14
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

10.1
Omnibus Agreement among Westlake Management Services, Inc., Westlake Vinyls Corporation, Westlake Chemical Partners GP LLC, Westlake Chemical Partners LP, WPT LLC, Westlake Petrochemicals LLC, Westlake Vinyls, Inc., Westlake Longview Corporation, Westlake Chemical OpCo GP LLC, Westlake Chemical OpCo LP, Westlake PVC Corporation, Westlake Styrene LLC and Westlake Polymers LLC (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.2
Services and Secondment Agreement by and among Westlake Chemical OpCo LP, Westlake Management Services, Inc., Westlake Vinyls, Inc., WPT LLC and Westlake Petrochemicals LLC (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.3
Feedstock Supply Agreement between Westlake Petrochemicals LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.3 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.4††
Ethylene Sales Agreement between Westlake Chemical OpCo LP, WPT LLC, Westlake Vinyls, Inc. and Westlake Petrochemicals LLC (incorporated by reference to Exhibit 10.4 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.5
Site Lease Agreement (Calvert City) between Westlake Vinyls, Inc. and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.5 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.6
Site Lease Agreement (Lake Charles) between Westlake Petrochemical LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.6 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.7
Amended and Restated Limited Partnership Agreement of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.7 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.8†
Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.9†
Form of Phantom Unit Agreement under the Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment 4 to Westlake Chemical Partner LP's Registration Statement on Form S-1 (File No. 333-195551) filed on July 15, 2014.

10.10
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.11
Third Amended and Restated Credit Agreement dated as of July 17, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its North American subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Exhibit 10.0 to Westlake Chemical Corporation's Current Report on Form 8-K (File No. 001-32260) filed on July 17, 2014).

Exhibit No.	Description
10.12
Unsecured Promissory Note between WPT LLC and Westlake Development Corporation (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on June 30, 2014).

10.13***	Unsecured Promissory Note between Westlake Vinyls, Inc. and Westlake Development Corporation.

10.14***	Unsecured Promissory Note between Westlake Petrochemicals LLC and Westlake Development Corporation.

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

***
The Unsecured Promissory Notes between Westlake Development Corporation and each of Westlake Vinyls, Inc. and Westlake Petrochemicals LLC are not filed because they are identical to Exhibit 10.12 except for the identity of the borrower.

†	Management contract or compensatory plan or arrangement.

††
Confidential status has been granted for certain portions thereof pursuant to the Order Granting Confidential Treatment Under the Securities Act of 1933 issued by the Division of Corporation Finance of the Securities and Exchange Commission filed on August 1, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 9, 2015	/s/ ALBERT CHAO
Albert Chao President and Chief Executive Officer of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2015
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2015
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2015
George J. Mangieri

/S/ L. BENJAMIN EDERINGTON	Vice President, General Counsel, Secretary and Director	March 9, 2015
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 9, 2015
James Chao

/S/ GARY K. ADAMS	Director	March 9, 2015
Gary K. Adams

/S/ MAX L. LUKENS	Director	March 9, 2015
Max L. Lukens

/S/ DAVID LUMPKINS	Director	March 9, 2015
David Lumpkins

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on April 29, 2014).

3.2
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

4.1
Indenture dated as of January 1, 2006 by and among Westlake Chemical Corporation, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.2
First Supplemental Indenture dated as of January 13, 2006 by and among Westlake Chemical Corporation, the subsidiary guarantors party thereto and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3
Second Supplemental Indenture, dated as of November 1, 2007, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 18, 2007, File No. 1-32260).

4.4
Third Supplemental Indenture, dated as of July 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.5
Fourth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.6
Fifth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.7
Supplemental Indenture, dated as of December 31, 2007, among Westlake Chemical Corporation, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 5/8% senior notes (incorporated by reference to Exhibit 4.6 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.8
Supplemental Indenture, dated as of December 31, 2007, among Westlake Chemical Corporation, WPT LLC, Westlake Polymers LLC, Westlake Petrochemicals LLC, Westlake Styrene LLC, the other subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A. related to the 6 ¾% senior notes (incorporated by reference to Exhibit 4.7 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 20, 2008, File No. 1-32260).

4.9
Sixth Supplemental Indenture, dated as of July 17, 2012, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 16, 2012, File No. 1-32260).

4.10
Seventh Supplemental Indenture, dated as of February 12, 2013, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.11
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Quarterly Report on Form 10-K, filed on July 31, 2013, File No. 1-32260).

Exhibit No.	Description
4.12
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-K, filed on July 31, 2013, File No. 1-32260).

4.13
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Quarterly Report on Form 10-K, filed on July 31, 2013, File No. 1-32260).

4.14
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

10.1
Omnibus Agreement among Westlake Management Services, Inc., Westlake Vinyls Corporation, Westlake Chemical Partners GP LLC, Westlake Chemical Partners LP, WPT LLC, Westlake Petrochemicals LLC, Westlake Vinyls, Inc., Westlake Longview Corporation, Westlake Chemical OpCo GP LLC, Westlake Chemical OpCo LP, Westlake PVC Corporation, Westlake Styrene LLC and Westlake Polymers LLC (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.2
Services and Secondment Agreement by and among Westlake Chemical OpCo LP, Westlake Management Services, Inc., Westlake Vinyls, Inc., WPT LLC and Westlake Petrochemicals LLC (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.3
Feedstock Supply Agreement between Westlake Petrochemicals LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.3 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.4††
Ethylene Sales Agreement between Westlake Chemical OpCo LP, WPT LLC, Westlake Vinyls, Inc. and Westlake Petrochemicals LLC (incorporated by reference to Exhibit 10.4 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.5
Site Lease Agreement (Calvert City) between Westlake Vinyls, Inc. and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.5 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.6
Site Lease Agreement (Lake Charles) between Westlake Petrochemical LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.6 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.7
Amended and Restated Limited Partnership Agreement of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.7 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.8†
Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.9†
Form of Phantom Unit Agreement under the Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment 4 to Westlake Chemical Partner LP's Registration Statement on Form S-1 (File No. 333-195551) filed on July 15, 2014.

10.10
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.11
Third Amended and Restated Credit Agreement dated as of July 17, 2011 by and among the financial institutions party thereto, as lenders, Bank of America, N.A., as agent, and Westlake Chemical Corporation and certain of its North American subsidiaries, as borrowers, relating to a $400.0 million senior secured revolving credit facility (incorporated by reference to Exhibit 10.0 to Westlake Chemical Corporation's Current Report on Form 8-K (File No. 001-32260) filed on July 17, 2014).

Exhibit No.	Description
10.12
Unsecured Promissory Note between WPT LLC and Westlake Development Corporation (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on June 30, 2014).

10.13***	Unsecured Promissory Note between Westlake Vinyls, Inc. and Westlake Development Corporation.

10.14***	Unsecured Promissory Note between Westlake Petrochemicals LLC and Westlake Development Corporation.

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

***
The Unsecured Promissory Notes between Westlake Development Corporation and each of Westlake Vinyls, Inc. and Westlake Petrochemicals LLC are not filed because they are identical to Exhibit 10.12 except for the identity of the borrower.

†	Management contract or compensatory plan or arrangement.

††
Confidential status has been granted for certain portions thereof pursuant to the Order Granting Confidential Treatment Under the Securities Act of 1933 issued by the Division of Corporation Finance of the Securities and Exchange Commission filed on August 1, 2014.