Form 10-Q
period 2015-03-31
Westlake Chemical Partners LP
filed 2015-05-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of April 30, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$144,918	$133,750
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	37,982	18,529
Accounts receivable, net—third parties	16,997	37,520
Inventories	4,564	6,634
Prepaid expenses and other current assets	122	212
Total current assets	204,583	196,645
Property, plant and equipment, net	866,546	842,057
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	48,018	51,919
Total other assets, net	53,832	57,733
Total assets	$1,124,961	$1,096,435
LIABILITIES
Current liabilities
Accounts payable—Westlake	$12,423	$7,470
Accounts payable—third parties	15,568	12,614
Accrued liabilities	6,590	11,900
Total current liabilities	34,581	31,984
Long-term debt payable to Westlake	257,829	227,638
Deferred income taxes	1,902	1,848
Other liabilities	28	15
Total liabilities	294,340	261,485
Commitments and contingencies (Notes 9 and 16)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	290,884	290,377
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,094	4,038
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	36,177	35,681
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	88,583	87,524
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	742,038	747,426
Total equity	830,621	834,950
Total liabilities and equity	$1,124,961	$1,096,435
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
		Predecessor

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$208,913	$383,927
Net co-product, ethylene and feedstock sales—third parties	49,478	176,087
Total net sales	258,391	560,014
Cost of sales	162,164	327,700
Gross profit	96,227	232,314
Selling, general and administrative expenses	6,000	7,778
Income from operations	90,227	224,536
Other income (expense)
Interest expense—Westlake	(1,376)	(3,591)
Other income, net	5	1,252
Income before income taxes	88,856	222,197
Provision for income taxes	467	78,323
Net income	$88,389	$143,874
Less: Net income attributable to noncontrolling interest in OpCo	79,889
Net income attributable to Westlake Chemical Partners LP	$8,500
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.31
Subordinated units	$0.31
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500
Common units—Westlake	1,436,115
Subordinated units—Westlake	12,686,115
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Predecessor	Partnership
	Net Investment	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balance as of December 31, 2013	$455,432	$—	$—	$—	$—	$—	$455,432
Net income	143,874	—	—	—	—	—	143,874
Net distributions to Westlake	(192,213)	—	—	—	—	—	(192,213)
Balance as of March 31, 2014	$407,093	$—	$—	$—	$—	$—	$407,093

Balance as of December 31, 2014	$—	$290,377	$4,038	$35,681	$(242,572)	$747,426	$834,950
Net income	—	4,065	451	3,984	—	79,889	88,389
Quarterly distribution for the period from October 1, 2014 to December 31, 2014 to unitholders	—	(3,558)	(395)	(3,488)	—	—	(7,441)
Quarterly distribution for the period from October 1, 2014 to December 31, 2014 to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(85,277)	(85,277)
Balance as of March 31, 2015	$—	$290,884	$4,094	$36,177	$(242,572)	$742,038	$830,621
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
		Predecessor

	(in thousands of dollars)
Cash flows from operating activities
Net income	$88,389	$143,874
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,803	19,014
Recovery of doubtful accounts	—	(60)
Loss from disposition of fixed assets	1	353
Deferred income taxes	54	3,267
Income from equity method investment, net of dividends	—	72
Changes in operating assets and liabilities
Accounts receivable—third parties	20,523	15,493
Net accounts receivable—Westlake	(14,500)	—
Inventories	2,070	30,707
Prepaid expenses and other current assets	90	83
Accounts payable	589	(19,198)
Accrued and other liabilities	(3,477)	877
Other, net	(307)	3,404
Net cash provided by operating activities	113,235	197,886
Cash flows from investing activities
Additions to property, plant and equipment	(39,540)	(51,305)
Settlements of derivative instruments	—	(409)
Net cash used for investing activities	(39,540)	(51,714)
Cash flows from financing activities
Proceeds from debt payable to Westlake	30,191	46,041
Quarterly distribution for the period from October 1, 2014 to December 31, 2014 to noncontrolling interest retained in OpCo by Westlake	(85,277)	—
Quarterly distribution for the period from October 1, 2014 to December 31, 2014 to unitholders	(7,441)	—
Net distributions to Westlake prior to initial public offering	—	(192,213)
Net cash used for financing activities	(62,527)	(146,172)
Net increase in cash and cash equivalents	11,168	—
Cash and cash equivalents at beginning of period	133,750	—
Cash and cash equivalents at end of period	$144,918	$—
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed its initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and a common carrier ethylene pipeline.
Basis of Presentation
The accompanying unaudited combined and consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2014 combined and consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K"), filed with the SEC on March 9, 2015. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the combined and consolidated financial statements of the Partnership for the fiscal year ended December 31, 2014.
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
Financial information presented for the periods prior to the IPO on August 4, 2014 consists of the Predecessor's combined results of operations, changes in equity and cash flows. Financial information of the Predecessor is derived from the financial statements and accounting records of Westlake. Subsequent to the IPO, the Partnership's financial position, results of operations, changes in equity and cash flows consist of the consolidated activities and balances of the Partnership. The Partnership's consolidated financial statements include the accounts of the Partnership and its consolidated subsidiary, OpCo.
In the opinion of management, the accompanying unaudited combined and consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Predecessor's combined financial statements for the three months ended March 31, 2014 and the Partnership's consolidated financial statements as of and for the three months ended March 31, 2015.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2015 or any other period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

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
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued an accounting standards update to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. Under the new standard, an unusual and infrequent event or transaction is no longer allowed to be separately disclosed as "extraordinary." The standard retains the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations. The new guidance also requires similar separate presentation of items that are both unusual and infrequent on a pre-tax basis within income from continuing operations. The standard allows for either prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The accounting standard will be effective for reporting periods beginning after December 15, 2015 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminate certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard will be effective for annual periods beginning after December 15, 2015. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Partnership had $95,008 and $40,003 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2015 and December 31, 2014, respectively. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2015	December 31, 2014
Trade customers	$16,997	$37,514
Allowance for doubtful accounts	—	—
	16,997	37,514
Other	—	6
Accounts receivable, net—third parties	$16,997	$37,520
4. Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished products	$4,264	$6,257
Feedstock, additives and chemicals	300	377
Inventories	$4,564	$6,634
5. Property, Plant and Equipment
As of March 31, 2015, the Partnership had property, plant and equipment, net totaling $866,546. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $15,593 and $14,484 is included in cost of sales in the combined and consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.
6. Other Assets
Amortization expense on other assets of $4,210 and $4,530 is included in the combined and consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.
Goodwill
The goodwill balance as of March 31, 2015 and December 31, 2014 was $5,814. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2015.
7. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income for the period by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Basic and diluted net income per unit are the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

On April 29, 2015, the board of directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared a quarterly cash distribution for the period from January 1, 2015 through March 31, 2015 of $0.2829 per unit, or $7,655 in total. This distribution is payable on May 27, 2015 to unit holders of record as of May 12, 2015.

Three Months Ended March 31, 2015
Net income attributable to the Partnership	$8,500
Less:
Limited partners' distribution declared on common units	4,065
Limited partners' distribution declared on subordinated units	3,590
Net income in excess of distribution	$845

	Three Months Ended March 31, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,065	$3,590	$—	$7,655
Net income in excess of distribution	451	394	—	845
Net income	$4,516	$3,984	$—	$8,500
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.31	$0.31		$0.31
8. Related Party Transactions
The Partnership and OpCo regularly enter into related party transactions with Westlake. See below for a description of transactions with related parties.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, each of the Partnership and OpCo from time to time provide other services or products for which it charges Westlake a fee. Prior to the IPO, the Predecessor sold the majority of its ethylene to Westlake for use in Westlake's downstream operations.
Sales to related parties were as follows:

	Three Months Ended March 31,
	2015	2014
		Predecessor
Net sales—Westlake	$208,913	$383,927
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2015	2014
		Predecessor
Feedstock purchased from Westlake and included in cost of sales	$80,819	$—
Other charges from Westlake and included in cost of sales	13,896	16,587
Total	$94,715	$16,587
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2015	2014
		Predecessor
Services received from Westlake and included in selling, general and administrative expenses	$5,148	$6,476
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
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2015	2014
		Predecessor
Goods and services purchased from Westlake and capitalized as assets	$962	$1,830
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
The related party accounts receivable and accounts payable balances were as follows:

	March 31, 2015	December 31, 2014
Accounts receivable, net—Westlake	$37,982	$18,529
Accounts payable—Westlake	(12,423)	(7,470)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt Payable to Related Parties
OpCo assumed promissory notes payable to Westlake and entered into a senior unsecured revolving credit facility with Westlake in connection with the IPO. Prior to the IPO, the Predecessor funded certain capital expenditures through promissory notes payable to Westlake, a portion of which were assumed by the Partnership in connection with the IPO. See Note 9 for description of related party debt payable balances. Interest on related party debt payable balances for the three months ended March 31, 2015 and 2014 were $1,376 and $3,591, respectively, and is reflected as a component of other income (expense) in the combined and consolidated statement of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $1,215 for the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, accrued interest on related party debt was $2,591 and $2,403, respectively, and is reflected as a component accrued liabilities in the consolidated balance sheet.
Debt payable to related parties was as follows:

	March 31, 2015	December 31, 2014
Long-term debt payable to Westlake	$257,829	$227,638
General
OpCo, together with other subsidiaries of Westlake not included in these combined and consolidated financial statements, is a guarantor under Westlake's revolving credit facility and the indentures governing its senior notes. As of March 31, 2015 and December 31, 2014, Westlake had outstanding letters of credit totaling $29,959 and $31,392 under its revolving credit facility and $754,000 and $754,000 outstanding under its senior notes (less the unamortized discount of $862 and $921), respectively.
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
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2015	December 31, 2014
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$167,116	$167,116
Senior unsecured revolving credit facility (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	90,713	60,522
	$257,829	$227,638
In 2013, three intercompany promissory notes were issued for capital expenditures incurred by Westlake on behalf of the Predecessor's operations (together, the "August 2013 Promissory Notes"). In connection with the IPO, OpCo assumed a portion of the August 2013 Promissory Notes. Proceeds drawn under the August 2013 Promissory Notes during the three months ended March 31, 2015 and 2014 were used to fund capital expenditures at the Partnership's and the Predecessor's ethylene plants.
In connection with the IPO on August 4, 2014, OpCo entered into a senior unsecured revolving credit facility agreement with Westlake. The credit facility accrues interest quarterly at a rate of LIBOR plus 3.0%, which may be paid-in-kind as an addition to the principal at OpCo's option.
As of March 31, 2015, the Partnership was in compliance with all of the covenants with respect to the August 2013 Promissory Notes and the senior unsecured revolving credit facility.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

10. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). The Committee granted 2,536 phantom units on January 30, 2015 along with a corresponding number of DERs. At March 31, 2015, 6,940 phantom units were outstanding. The compensation cost recognized under the Plan during the three months ended March 31, 2015 was $13.
11. Derivative Instruments
Commodity Risk Management
The Predecessor used derivative instruments to reduce price volatility risk on raw materials and products as a substantial portion of its raw materials and products were commodities whose prices fluctuate as market supply and demand fundamentals change. The Predecessor also employed strategies to protect against such instability, including ethylene product feedstock flexibility. The Predecessor did not use derivative instruments to engage in speculative activities. The Partnership has not engaged in any hedging activity and did not use derivative instruments in the period subsequent to the IPO. Therefore, there are no derivative assets or liabilities reflected in the consolidated balance sheets of the Partnership as of March 31, 2015 or December 31, 2014.
The Partnership and the Predecessor had no derivative instruments that were designated as fair value hedges for the three months ended March 31, 2015 and March 31, 2014. There were no open derivative positions at March 31, 2015 or December 31, 2014.
The impact of derivative instruments that have not been designated as hedges in the combined and consolidated statements of operations were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2015	2014
			Predecessor
Commodity forward contracts	Gross profit	$—	$(611)
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
There were no assets or liabilities accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2015 and 2014.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2015 and December 31, 2014 are summarized in the table below. The Partnership's long-term debt includes related party promissory notes issued to Westlake and a senior unsecured revolving credit facility that OpCo entered into with Westlake in connection with the IPO. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$167,116	$167,116	$167,116	$167,116
Senior unsecured revolving credit facility	90,713	103,326	60,522	60,522
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
The effective income tax rate was 0.5% for the first quarter of 2015. The effective income tax rate for the first quarter of 2015 is not comparable to the effective income tax rate for the prior-year period as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate of the Predecessor was 35.2% for the three months ended March 31, 2014. The effective income tax rate for the three months ended March 31, 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
14. Supplemental Information
Non-cash Operating Activity
The Partnership and the Predecessor settled none and $3,342 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding for the three months ended March 31, 2015 and 2014, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $545 for the three months ended March 31, 2015. The change in capital expenditure accrual increasing additions to property, plant and equipment was $5,264 for the three months ended March 31, 2014.
Interest and Income Taxes
Westlake uses a centralized cash management system to finance its operations. Interest paid, net of interest capitalized, and income taxes have been paid directly by Westlake and charged to the Predecessor through related party accounts receivable, net. Related party accounts receivable, net were settled immediately through net investment, and therefore, the Predecessor did not pay cash for interest expense or income tax expense during the three months ended March 31, 2014. Interest paid, net of interest capitalized was $2,403 for the three months ended March 31, 2015.
15. Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2015 and 2014, Westlake accounted for approximately 80.9% and 68.6%, respectively, of the Partnership's and the Predecessor's net sales.
16. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Because several of the Partnership's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership. Westlake has agreed to indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014.

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
In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100.0% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and services and secondment agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by Westlake that have been invoiced to PolyOne to provide the environmental remediation services were $2,805 in 2014. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from Westlake in reimbursement of previously paid remediation costs. The arbitration is currently stayed pending the outcome of discussions between other parties and their insurance carriers.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving Westlake, Goodrich and PolyOne related to the same manufacturing site in Calvert City, which includes OpCo's ethylene production facility in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to Westlake. Westlake intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA") pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
Federal Administrative Proceedings. In May 2009, the Cabinet sent a letter to the EPA requesting the EPA's assistance in addressing contamination at the Calvert City site under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). In its response to the Cabinet, the EPA stated that it concurred with the Cabinet's request and would incorporate work previously conducted under the Cabinet's RCRA authority into the EPA's cleanup efforts under CERCLA. Since 1983, the EPA has been addressing contamination at an abandoned landfill adjacent to the Partnership's plant which had been operated by Goodrich and which was being remediated pursuant to CERCLA. The EPA has directed Goodrich and PolyOne to conduct additional investigation activities at the landfill and at the Calvert City site. In June 2009, the EPA notified Westlake that Westlake may have potential liability under section 107(a) of CERCLA at its plant site. Liability under section 107(a) of CERCLA is strict and joint and several. The EPA also identified Goodrich and PolyOne, among others, as potentially responsible parties at the plant site. Westlake negotiated, in conjunction with the other potentially responsible parties, an AOC and an order to conduct an RIFS. Due to the Partnership's ownership and current operation of the property, the Partnership may be subject to additional requirements and liabilities under CERCLA.
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
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations regarding the Partnership's assets, and those of Westlake, for various air compliance issues. The Partnership and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. While settlement may result in a total civil penalty of approximately $200, such a settlement will likely cover assets owned by the Partnership and Westlake, and to the extent it covers the Partnership's assets, Westlake has agreed to indemnify the Partnership for liabilities to the extent such liabilities occurred or existed prior to August 4, 2014.
In addition to the matters described above, the Partnership is involved in various routine legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these routine legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
17. Subsequent Events
On April 29, 2015, the Partnership purchased an additional 2.7% newly issued limited partner interest in OpCo for approximately $135,341, resulting in a holding of approximately an aggregate 13.3% limited partner interest in OpCo. In order to fund this purchase, the Partnership entered into a revolving credit facility (the "MLP Revolver") with a subsidiary of Westlake, which has a total borrowing capacity of $300,000. The MLP Revolver is scheduled to mature on April 29, 2018.
On April 29, 2015, the board of directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared a quarterly distribution for the period from October 1, 2014 through December 31, 2014 of $0.2829 per unit, or $7,655 in total, that will be paid on May 27, 2015 to unitholders of record on May 12, 2015.
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
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying combined and consolidated financial statements and the notes thereto and the combined and consolidated financial statements and notes thereto of Westlake Chemical Partners LP included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K"), as filed with the SEC on March 9, 2015.
The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
The Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units.
Purchase of Additional Interests in OpCo
On April 29, 2015, we purchased an additional 2.7% newly issued limited partner interest in OpCo for approximately $135.3 million, resulting in us holding approximately an aggregate 13.3% limited partner interest in OpCo. In order to fund this purchase, we entered into a revolving credit facility (the "MLP Revolver") with a subsidiary of Westlake, which has a total borrowing capacity of $300.0 million. We intend to rely on the MLP Revolver in making any additional purchases of limited partner interests in OpCo in the future. For more information on the MLP Revolver, please see "—Liquidity and Capital Resources—Indebtedness—MLP Revolver."
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. Currently, our sole revenue generating asset is our 10.6% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retained the remaining 89.4% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner, 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to the chemical facility in Longview, Texas.
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

We sell ethylene production in excess of volumes sold to Westlake, as well as associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. Historically, the third-party ethylene and associated co-products sales have generated greater than 25% of our total revenues. The significant drop in crude oil prices towards the end of 2014 and continuing through the first quarter of 2015 may create volatility in the North American and global markets, which may result in reduced prices and margins for third-party ethylene and associated co-products sales in 2015.
How We Source Feedstock
In connection with the IPO, OpCo entered into a 12-year feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. We expect that OpCo will also purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
How We Evaluate Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) production volumes, (2) operating and maintenance expenses, including turnaround costs, and (3) MLP distributable cash flow and EBITDA.
Production Volumes
The amount of profit we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to purchasing minimum volumes from us under the Ethylene Sales Agreement, our results of operations are impacted by our ability to:

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

Expenses
Selling, General and Administrative Expenses
The Predecessor's selling, general and administrative expenses included direct and indirect charges for the management and operation of our ethylene and other transportation assets allocated by Westlake for general corporate services such as treasury, information technology, legal, corporate tax, human resources, executive compensation, and other financial and administrative services. These expenses were charged or allocated to the Predecessor based on the nature of the expense and the Predecessor's proportionate share of fixed assets, headcount or other measure, as deemed appropriate. Following the closing of the IPO, under the services and secondment agreement and omnibus agreement, Westlake continues to charge us a combination of direct and allocated charges for similar general corporate services as those charged to the Predecessor historically. We also incur certain annual general and administrative expenses as a result of being a separate publicly traded partnership which were not reflected in the Predecessor's combined financial statements.
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
Noncontrolling Interest
At the closing of the IPO, Westlake contributed a 5.8% limited partner interest and the general partner interest in OpCo to us. Immediately following the IPO, we used the IPO net proceeds to acquire an additional 4.8% limited partner interest in OpCo directly from OpCo and Westlake retained the remaining 89.4% limited partner interest in OpCo, which is recorded as noncontrolling interest in our consolidated financial statements. In April 2015, we purchased an additional 2.7% newly issued limited partner interest in OpCo. See "Purchase of Additional Interests in OpCo."
Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
We generate a substantial majority of our revenue from the Ethylene Sales Agreement. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (1) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin of $0.10 per pound, adjusting automatically for changes in feedstock costs; and (2) Westlake is committed to purchase 95% of the annual planned production, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual monthly production in excess of the planned production. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is that portion sold to third parties, assuming Westlake exercises its option to purchase 95% of the over production, as well as to our co-products sales.
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

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the three months ended March 31, 2015 and the combined results of operations of the Predecessor for the three months ended March 31, 2014. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor's historical combined results of operations for the reasons discussed under "Factors Affecting the Comparability of Our Financial Results."

	Three Months Ended March 31,
	2015	2014
		Predecessor

	(dollars in thousands)
Revenue
Net sales—Westlake	$208,913	$383,927
Net co-product, ethylene and feedstock sales—third parties	49,478	176,087
Total net sales	258,391	560,014
Cost of sales	162,164	327,700
Gross profit	96,227	232,314
Selling, general and administrative expenses	6,000	7,778
Income from operations	90,227	224,536
Other income (expense)
Interest expense—Westlake	(1,376)	(3,591)
Other income, net (1)	5	1,252
Income before income taxes	88,856	222,197
Provision for income taxes	467	78,323
Net income	$88,389	$143,874
Less: Net income attributable to noncontrolling interest in OpCo	79,889
Net income attributable to Westlake Chemical Partners LP	$8,500
MLP distributable cash flow (2)	$8,961
EBITDA (3)	$110,035	$244,802
____________
(1) Includes income from the Predecessor's equity stake in a pipeline joint venture that was not contributed to the Partnership in connection with the IPO.
(2) Non GAAP financial measure. See the "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities."
(3) Non GAAP financial measure. See the "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities."

	Three Months Ended March 31, 2015
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	-42.6%	-11.3%

	Three Months Ended March 31,
	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.3	11.4
Propane (cents/lb)	12.6	30.8
Ethylene (cents/lb) (2)	36.6	55.1
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliation of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

Three Months Ended March 31, 2015
MLP distributable cash flow	$8,961
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	83,824
Maintenance capital expenditures	8,286
Contribution to turnaround reserves	7,121
Less:
Depreciation and amortization	(19,803)
Net income	88,389
Changes in operating assets and liabilities and other	24,791
Deferred income taxes	54
Loss from disposition of fixed assets	1
Net cash provided by operating activities	$113,235
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
		Predecessor
EBITDA	$110,035	$244,802
Less:
Provision for income taxes	(467)	(78,323)
Interest expense	(1,376)	(3,591)
Depreciation and amortization	(19,803)	(19,014)
Net income	88,389	143,874
Changes in operating assets and liabilities and other	24,791	50,380
Income from equity method investment, net of dividends	—	72
Deferred income taxes	54	3,267
Loss from disposition of fixed assets	1	353
Recovery of doubtful accounts	—	(60)
Net cash provided by operating activities	$113,235	$197,886
Summary
For the quarter ended March 31, 2015, net income was $88.4 million on net sales of $258.4 million. This represents a decrease in net income of $55.5 million as compared to the quarter ended March 31, 2014 net income of $143.9 million on net sales of $560.0 million. Net sales for the first quarter of 2015 decreased by $301.6 million as compared to net sales for the first quarter of 2014, mainly due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. Ethylene co-products average sales prices were also lower for the first quarter of 2015 as compared to the prior-year period, primarily due to the decline in market price of the co-products. Income from operations was $90.2 million for the first quarter of 2015 as compared to $224.5 million for the first quarter of 2014. Income from operations for the first quarter of 2015 decreased mainly as result of the decline in ethylene and co-products market prices and the execution of the Ethylene Sales Agreement in connection with the IPO, partially offset by lower feedstock costs driven by a decline in the market price of ethane as well as reduced dependency on the more expensive propane as a result of the completion of the feedstock conversion project at Calvert City Olefins.

RESULTS OF OPERATIONS
First Quarter 2015 Compared with First Quarter 2014
Net Sales. Net sales decreased by $301.6 million, or 53.9%, to $258.4 million in the first quarter of 2015 from $560.0 million in the first quarter of 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement and lower volume of ethylene sold to third parties primarily due to retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO, partially offset by increased volume of ethylene sold to Westlake for the first quarter of 2015 as compared to the prior-year period. Further, ethylene co-products sales prices were also significantly lower for the first quarter of 2015 as compared to the prior-year period, primarily due to the decline in market prices of the co-products, which resulted in a decrease in sales to third parties. Overall average sales price for the first quarter of 2015 decreased by 42.6% as compared to the first quarter of 2014. Overall sales volumes decreased by 11.3% as compared to the first quarter of 2014.
Gross Profit. Gross profit margin percentage decreased to 37.2% for the first quarter of 2015 from 41.5% for the first quarter of 2014, primarily due to a reduction in margin for ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. The decrease was largely offset by a significant drop in feedstock prices and the completion of the Calvert City Olefins conversion and expansion project in April 2014. Overall, sales prices decreased an average of 42.6% for the first quarter of 2015 as compared to the first quarter of 2014.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million, or 23.1%, to $6.0 million in the first quarter of 2015 as compared to $7.8 million in the first quarter of 2014. The decrease was mainly attributable to a decrease in the allocation from Westlake of labor costs mainly attributable to the Predecessor's operations retained by Westlake after the closing of the IPO, partially offset by incremental general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership.
Interest Expense. Interest expense decreased by $2.2 million to $1.4 million in the first quarter of 2015 from $3.6 million in the first quarter of 2014, primarily due to the lower average debt balance in the first quarter of 2015 as compared to the prior-year period.
Other Income, Net. Other income, net decreased by $1.3 million to zero in the first quarter of 2015 from $1.3 million in the first quarter of 2014, primarily due to the absence of income attributable to the Predecessor's equity stake in a natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 0.5% for the first quarter of 2015. The effective income tax rate for the first quarter of 2015 is not comparable to the effective income tax rate for the prior-year period as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate was 35.2% for the first quarter of 2014. The effective income tax rate for the first quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
Operating Activities
Operating activities provided cash of $113.2 million in the first three months of 2015 compared to cash provided of $197.9 million in the first three months of 2014. The $84.7 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations and an increase in the use of cash for working capital purposes.
Investing Activities
Net cash used for investing activities during the first three months of 2015 was $39.5 million as compared to net cash used for investing activities of $51.7 million in the first three months of 2014. Capital expenditures were $39.5 million in the first three months of 2015 compared to $51.3 million in the first three months of 2014. Capital expenditures in the first three months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project at Calvert City Olefins.
Financing Activities
Net cash used for financing activities during the first three months of 2015 was $62.5 million as compared to net cash used of $146.2 million in the first three months of 2014. The activity during the first three months of 2015 was primarily related to the total distributions of $92.7 million to the unitholders and Westlake for the quarter ended December 31, 2014, partially offset by the borrowings under OpCo's senior unsecured revolving credit facility of $30.2 million. The activity during the first three months of 2014 was mainly related to the Predecessor's $192.2 million distribution to Westlake, partially offset by borrowings of $46.0 million.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Historically, the Predecessor's principal sources of liquidity have been cash from operations and funding from Westlake. As a participant in Westlake's centralized cash management system, the Predecessor's cash receipts were deposited in Westlake's or its affiliates' bank accounts and cash disbursements were made from those accounts. Accordingly, the Predecessor's combined financial statements reflected no cash balances as any cash flow generated from the Predecessor's operations was deemed to have been distributed to Westlake and is reflected as a net distribution to Westlake in the Predecessor's combined statements of cash flows.
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
In connection with the IPO, we established separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo revolving credit facility, the MLP Revolver and, if necessary, the issuance of additional equity interests or debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time.
In order to fund non-annual turnaround expenditures, we caused OpCo to use $55.4 million from the net proceeds of the IPO to fund its initial balance for turnaround activities. We intend to cause OpCo to reserve approximately $29.3 million during each twelve-month period for turnaround activities. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five years. By creating an initial balance and reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. The initial balance of turnaround reserve will account for the period that the ethylene production facilities were under Westlake's ownership following the last major turnaround and prior to the entry into the Ethylene Sales Agreement. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
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
We intend to pay a minimum quarterly distribution of $0.2829 per unit per quarter, which equates to approximately $7.6 million per quarter, or approximately $30.6 million per year in the aggregate, based on the number of common and subordinated units outstanding at March 31, 2015. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis at our minimum quarterly distribution rate or at any other rate.
Capital Expenditures
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both Petro 1 and Petro 2 ethylene facilities in Lake Charles. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually. We currently plan to upgrade and expand the capacity of Petro 1 during the first half of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity annually.
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in approximately 180 million pounds of additional annual capacity and also provided OpCo with 100% ethane feedstock capability at the facility.
Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the period from January 1, 2014 through August 3, 2014, Westlake loaned the Predecessor a principal amount of approximately $121.1 million, all of which was used for capital expenditures. During the period from August 4, 2014 through December 31, 2014 and during the three months ended March 31, 2015, Westlake loaned us $60.5 million and $30.2 million, respectively, all of which was used for capital expenditures. Capital expenditures for 2015 are expected to be approximately $233.0 million, of which $39.5 million was spent during the three months ended March 31, 2015. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Indebtedness
OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes incurred by Westlake on behalf of the Predecessor (the "August 2013 Promissory Notes") in connection with the closing of the IPO. Using proceeds from the IPO, OpCo repaid $78.9 million of the outstanding principal amount of the August 2013 Promissory Notes during 2014. As of March 31, 2015, $167.1 million principal amount of the August 2013 Promissory Notes was outstanding. Each of the August 2013 Promissory Notes has a ten-year term and bears interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
Additionally, in connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake that may be used to fund growth projects and working capital needs. As of March 31, 2015, outstanding borrowings under the credit facility totaled $90.7 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The revolving credit facility matures in 2019.
MLP Revolver
In April 2015 we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake. The revolver is scheduled to mature on April 29, 2018. Borrowings under the revolver bear interest at LIBOR plus a spread ranging from 2.00% to 3.00% (depending on our consolidated leverage ratio), payable quarterly. The credit agreement provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The credit agreement requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50: 1.00 or less, or (2) during any other period, 4.50: 1.00 or less. The credit agreement also contains certain other customary covenants. The repayment of borrowings under the revolver is subject to acceleration upon the occurrence of an event of default. As of April 30, 2015, there were $135.3 million principal amount of borrowings outstanding under the facility. We intend to use the revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
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

•
our relationship with Westlake, including our expectations regarding any additional volumes of ethylene Westlake may take in excess of its minimum commitment under the Ethylene Sales Agreement and the possibility of obtaining additional financing from Westlake;

•	sources of feedstock purchases;

•	changes in the price and availability of electricity;

•	changes in prevailing economic conditions;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof);

•	inability to acquire or maintain necessary permits;

•	inability to obtain necessary production equipment or replacement parts;

•	technical difficulties or failures;

•	labor disputes;

•	late delivery of raw materials;

•	difficulty collecting receivables;

•	inability of our customers to take delivery;

•	changes in the price and availability of transportation;

•	fires, explosions or other accidents;

•	our ability to borrow funds and access capital markets;

•	certain factors discussed elsewhere in this report; and

•	the impact of proposed regulations by the U.S. Treasury Department and the IRS on our status as a partnership for U.S. federal income tax purposes.
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Risk Factors" in the 2014 Form 10-K and as discussed in Part II "Other Information", Item 1A "Risk Factors" within this Quarterly Report on Form 10-Q.
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
A substantial portion of the Predecessor's and the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor's and our product margins and level of profitability tend to fluctuate with changes in the business cycle. The Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. In connection with the IPO, Westlake retained the Predecessor's open derivative positions. As of March 31, 2015, we had no open derivative positions. Additional information concerning derivative commodity instruments appears in Note 12 to the combined and consolidated financial statements within this Quarterly Report on Form 10-Q.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. At March 31, 2015, we had variable rate debt of $257.8 million outstanding, all of which was owed to a wholly owned subsidiary of Westlake, $167.1 million of which accrues interest at a variable rate of prime plus 150 basis points and the remaining $90.7 million of which accrues interest at a variable rate of LIBOR plus 300 basis points. Historically, neither the Partnership nor the Predecessor engaged in hedging of variable rate debt. The weighted average variable interest rate of our variable rate debt as of March 31, 2015 was 4.23%. A hypothetical 100 basis point increase in the average interest rate on our variable rate debt would have increased our interest expense for the quarter ended March 31, 2015 by approximately $0.39 million.
We will continue to be subject to interest rate risk with respect to our remaining variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. If interest rates are 1% higher at the time of refinancing, our annual interest expense would increase by approximately $2.57 million, based on the March 31, 2015 variable rate debt balance.
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
Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first annual report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are required to provide an assessment of the effectiveness of our internal control over financial reporting and comply with the auditor attestation requirement of Section 404 of the Sarbanes Oxley-Act as of December 31, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2014 Form 10-K, filed on March 9, 2015, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 16 to the unaudited combined and consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's ethylene production facilities and related assets.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2014 Form 10-K. There have been no material changes from those risk factors, except as described below.
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. Proposed regulations made public by the U.S. Treasury Department and the IRS on May 5, 2015 may make it difficult or impossible for us to maintain our status as a partnership after a ten-year transition period.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement (the “Qualifying Income Exception”) under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). Failing to meet the Qualifying Income Exception would cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
Prior to our initial public offering, we requested and obtained a favorable private letter ruling from the IRS to the effect that the production, transportation, storage and marketing of ethylene and its co-products constitutes “qualifying income” within the meaning of the Code.
On May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations (the “Proposed Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide industry-specific rules regarding the Qualifying Income Exception, including whether an activity constitutes the processing or refining of a natural resource, which limit the extent to which the refining of products derived from crude oil and natural gas constitutes qualifying income. In the event that an activity does not satisfy the standards set forth in the final regulations, the Proposed Regulations include a proposed ten-year transition period for partnerships, like us, who already received a private letter ruling that the income from that activity was qualifying income. If the Proposed Regulations become final in their current form, such final regulations would make it difficult or impossible for us to satisfy the Qualifying Income Exception after the proposed ten-year transition period.
The U.S. Treasury Department and the IRS have requested comments from industry participants regarding the standards set forth in the Proposed Regulations. We anticipate participating in that comment process, and look forward to a dialogue with the IRS and the Treasury Department regarding our private letter ruling and the appropriate meaning of “processing and refining” natural gas liquids. In the event that we do not satisfy the standards set forth in the final regulations, the final regulations will likely provide the proposed ten-year transition period. During the transition period, we may continue to rely on our private letter ruling, allowing us to maintain our treatment as a partnership. If we were not able to satisfy the standards of the final regulations after the transition period, we would then be treated as a corporation for U.S. federal income tax purposes for taxable periods after the transition period.
Westlake may be unable or unwilling to satisfy its obligations under the MLP Revolver, which may limit our ability to fund acquisitions.
We expect to utilize the MLP Revolver in future acquisitions, including any potential purchases of additional interests in OpCo. Westlake Chemical Finance Corporation ("Finance Corp."), a wholly owned subsidiary of Westlake, is the sole lender under the MLP Revolver. Finance Corp. has no assets, other than our obligation to pay principal and interest under the MLP Revolver, and Westlake has no obligation to provide Finance Corp. with capital. Westlake may be unable or unwilling to make capital contributions to Finance Corp. to enable Finance Corp. to satisfy its obligations under the MLP Revolver because of restrictions under Westlake's indenture and other debt obligations or because of general market conditions. If Westlake is unable or unwilling to make capital contributions to Finance Corp., Westlake may not provide us potential opportunities to purchase additional interests in OpCo or other assets that it may otherwise have provided us, or may condition any such opportunities on us obtaining alternative financing.

Item 6. Exhibits

Exhibit No.	Description

3.1
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP
   (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K,
   filed on August 8, 2014, File No. 001-36567)

10.1
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and
   Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit
   10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No.
   001-36567)

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 6, 2015	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 6, 2015	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer, Treasurer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP
(incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K,
filed on August 8, 2014, File No. 001-36567)

10.1
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and
Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit
10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No.
001-36567)

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.