Form 10-Q
period 2015-06-30
Westlake Chemical Partners LP
filed 2015-08-05
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of July 29, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$137,291	$133,750
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	35,882	18,529
Accounts receivable, net—third parties	22,075	37,520
Inventories	3,856	6,634
Prepaid expenses and other current assets	30	212
Total current assets	199,134	196,645
Property, plant and equipment, net	914,270	842,057
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	44,204	51,919
Total other assets, net	50,018	57,733
Total assets	$1,163,422	$1,096,435
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,523	$7,470
Accounts payable—third parties	22,418	12,614
Accrued liabilities	17,456	11,900
Total current liabilities	54,397	31,984
Long-term debt payable to Westlake	280,992	227,638
Deferred income taxes	1,614	1,848
Other liabilities	35	15
Total liabilities	337,038	261,485
Commitments and contingencies (Notes 9 and 14)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	292,216	290,377
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,242	4,038
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	37,484	35,681
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	91,370	87,524
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	735,014	747,426
Total equity	826,384	834,950
Total liabilities and equity	$1,163,422	$1,096,435
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$204,669	$415,033	$413,582	$798,960
Net co-product, ethylene and feedstock sales—third parties	47,036	109,102	96,514	285,189
Total net sales	251,705	524,135	510,096	1,084,149
Cost of sales	157,177	277,589	319,341	605,289
Gross profit	94,528	246,546	190,755	478,860
Selling, general and administrative expenses	5,995	6,165	11,995	13,943
Income from operations	88,533	240,381	178,760	464,917
Other income (expense)
Interest expense—Westlake	(1,364)	(4,105)	(2,740)	(7,696)
Other income, net	33	1,397	38	2,649
Income before income taxes	87,202	237,673	176,058	459,870
(Benefit from) provision for income taxes	(41)	83,829	426	162,152
Net income	$87,243	$153,844	$175,632	$297,718
Less: Net income attributable to noncontrolling interest in OpCo	76,800		156,689
Net income attributable to Westlake Chemical Partners LP	$10,443		$18,943
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.39		$0.70
Subordinated units	$0.39		$0.70
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500		12,937,500
Common units—Westlake	1,436,115		1,436,115
Subordinated units—Westlake	12,686,115		12,686,115
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Predecessor	Partnership
	Net Investment	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balance as of December 31, 2013	$455,432	$—	$—	$—	$—	$—	$455,432
Net income	297,718	—	—	—	—	—	297,718
Net distributions to Westlake	(376,613)	—	—	—	—	—	(376,613)
Balance as of June 30, 2014	$376,537	$—	$—	$—	$—	$—	$376,537

Balance as of December 31, 2014	$—	$290,377	$4,038	$35,681	$(242,572)	$747,426	$834,950
Net income	—	9,057	1,005	8,881	—	156,689	175,632
Quarterly distributions to unitholders	—	(7,218)	(801)	(7,078)	—	—	(15,097)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(169,101)	(169,101)
Balance as of June 30, 2015	$—	$292,216	$4,242	$37,484	$(242,572)	$735,014	$826,384
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
		Predecessor

	(in thousands of dollars)
Cash flows from operating activities
Net income	$175,632	$297,718
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,195	39,282
Provision for doubtful accounts	170	65
Loss from disposition of fixed assets	124	1,238
Deferred income taxes	(234)	6,813
Income from equity method investment, net of dividends	—	215
Changes in operating assets and liabilities
Accounts receivable—third parties	15,275	9,258
Net accounts receivable—Westlake	(10,300)	—
Inventories	2,778	18,996
Prepaid expenses and other current assets	182	212
Accounts payable	4,407	(2,583)
Accrued and other liabilities	2,379	208
Other, net	(709)	7,499
Net cash provided by operating activities	229,899	378,921
Cash flows from investing activities
Additions to property, plant and equipment	(95,514)	(106,191)
Settlements of derivative instruments	—	(290)
Net cash used for investing activities	(95,514)	(106,481)
Cash flows from financing activities
Proceeds from debt payable to Westlake	188,695	104,173
Repayment of debt payable to Westlake	(135,341)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(169,101)	—
Quarterly distributions to unitholders	(15,097)	—
Net distributions to Westlake prior to initial public offering	—	(376,613)
Net cash used for financing activities	(130,844)	(272,440)
Net increase in cash and cash equivalents	3,541	—
Cash and cash equivalents at beginning of period	133,750	—
Cash and cash equivalents at end of period	$137,291	$—
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop facilities and related assets for the processing of natural gas liquids. On August 4, 2014, the Partnership completed its initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135,341, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. OpCo owns three natural gas liquids processing facilities and a common carrier ethylene pipeline.
Basis of Presentation
The accompanying unaudited combined and consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim combined and consolidated financial statements should be read in conjunction with the December 31, 2014 combined and consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K"), filed with the SEC on March 9, 2015. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the combined and consolidated financial statements of the Partnership for the fiscal year ended December 31, 2014.
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
The Partnership holds a 13.3% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 86.7% limited partner interest in OpCo is owned by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 86.7% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
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
In the opinion of the Partnership's management, the accompanying unaudited combined and consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Predecessor's combined financial statements for the three and six months ended June 30, 2014 and the Partnership's consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015.
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
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July 2015, the FASB deferred the effective date for the revenue recognition standard. The accounting standard will now be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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
Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions
In April 2015, the FASB issued an accounting standard update requiring that the earnings of transferred net assets from a general partner prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. As a result, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The accounting standard will be effective for reporting periods and interim periods within those reporting periods beginning after December 15, 2015.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

2. Financial Instruments
Cash Equivalents
The Partnership had $75,029 and $40,003 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2015 and December 31, 2014, respectively. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2015	December 31, 2014
Trade customers	$22,245	$37,514
Allowance for doubtful accounts	(170)	—
	22,075	37,514
Other	—	6
Accounts receivable, net—third parties	$22,075	$37,520
4. Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
Finished products	$3,596	$6,257
Feedstock, additives and chemicals	260	377
Inventories	$3,856	$6,634
5. Property, Plant and Equipment
As of June 30, 2015, the Partnership had property, plant and equipment, net totaling $914,270. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $16,182 and $15,720 is included in cost of sales in the combined and consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense on property, plant and equipment of $31,775 and $30,204 is included in cost of sales in the combined and consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.
6. Other Assets
Amortization expense on other assets of $4,210 and $4,548 is included in the combined and consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively. Amortization expense on other assets of $8,420 and $9,078 is included in the combined and consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.
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
On July 29, 2015, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from April 1, 2015 through June 30, 2015 of $0.2910 per unit, or $7,874 in total. This distribution is payable on August 27, 2015 to unitholders of record as of August 13, 2015.
On April 29, 2015, the board of directors of Westlake GP declared a quarterly cash distribution for the period from January 1, 2015 through March 31, 2015 of $0.2829 per unit, or $7,655 in total. This distribution was paid on May 27, 2015 to unitholders of record as of May 12, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net income attributable to the Partnership	$10,443	$18,943
Less:
Limited partners' distribution declared on common units	4,183	8,248
Limited partners' distribution declared on subordinated units	3,691	7,281
Net income in excess of distribution	$2,569	$3,414

	Three Months Ended June 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,183	$3,691	$—	$7,874
Net income in excess of distribution	1,365	1,204	—	2,569
Net income	$5,548	$4,895	$—	$10,443
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.39	$0.39		$0.39

	Six Months Ended June 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$8,248	$7,281	$—	$15,529
Net income in excess of distribution	1,816	1,598	—	3,414
Net income	$10,064	$8,879	$—	$18,943
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.70	$0.70		$0.70

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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
Net sales—Westlake	$204,669	$415,033	$413,582	$798,960
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
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
Feedstock purchased from Westlake and included in cost of sales	$76,013	$—	$156,832	$—
Other charges from Westlake and included in cost of sales	19,595	16,534	33,491	33,122
Total	$95,608	$16,534	$190,323	$33,122
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
Services received from Westlake and included in selling, general and administrative expenses	$4,971	$5,142	$10,119	$11,618

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
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
Goods and services purchased from Westlake and capitalized as assets	$975	$1,245	$1,937	$3,075
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
The related party accounts receivable and accounts payable balances were as follows:

	June 30, 2015	December 31, 2014
Accounts receivable, net—Westlake	$35,882	$18,529
Accounts payable—Westlake	(14,523)	(7,470)
Debt Payable to Related Parties
OpCo assumed promissory notes payable to Westlake and entered into a senior unsecured revolving credit facility with Westlake in connection with the IPO. Prior to the IPO, the Predecessor funded certain capital expenditures through promissory notes payable to Westlake, a portion of which were assumed by the Partnership in connection with the IPO. See Note 9 for description of related party debt payable balances. Interest on related party debt payable balances for the three months ended June 30, 2015 and 2014 were $1,364 and $4,105, respectively, and for the six months ended June 30, 2015 and 2014 were $2,740 and $7,696, respectively, and are reflected as a component of other income (expense) in the combined and consolidated statement of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $895 for the three months ended June 30, 2015 and $2,110 for the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, accrued interest on related party debt was $2,260 and $2,403, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheet.
Debt payable to related parties was as follows:

	June 30, 2015	December 31, 2014
Long-term debt payable to Westlake	$280,992	$227,638
General
OpCo, together with other subsidiaries of Westlake not included in these combined and consolidated financial statements, is a guarantor under Westlake's revolving credit facility and the indentures governing its senior notes. As of June 30, 2015 and December 31, 2014, Westlake had outstanding letters of credit totaling $29,670 and $31,392 under its revolving credit facility and $754,000 and $754,000 outstanding under its senior notes (less the unamortized discount of $833 and $921), respectively.
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
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2015	December 31, 2014
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$167,116
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	113,876	60,522
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	—
	$280,992	$227,638
In 2013, three intercompany promissory notes were issued for capital expenditures incurred by Westlake on behalf of the Predecessor's operations (together, the "August 2013 Promissory Notes"). In connection with the IPO, OpCo assumed a portion of the August 2013 Promissory Notes. Proceeds drawn under the August 2013 Promissory Notes during the six months ended June 30, 2014 were used to fund capital expenditures at the Predecessor's ethylene plants.
In connection with the IPO on August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (the "OpCo Revolver"). The OpCo Revolver accrues interest quarterly at a rate of LIBOR plus 3.0%, which may be paid-in-kind as an addition to the principal at OpCo's option. Proceeds drawn under the OpCo Revolver during the six months ended June 30, 2015 were used to fund capital expenditures at the Partnership's ethylene plants.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility (the "MLP Revolver") agreement with Westlake (the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default.
As of June 30, 2015, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
10. Fair Value Measurements
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
There were no assets or liabilities accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2015 and 2014.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2015 and December 31, 2014 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$167,116	$167,116
OpCo Revolver	113,876	128,769	60,522	60,522
MLP Revolver	135,341	135,341	—	—
11. Income Taxes
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
The effective income tax rates were 0.0% and 0.2% for the three and six months ended June 30, 2015, respectively. The effective income tax rates for the three and six months ended June 30, 2015 are not comparable to the effective income tax rate for the prior-year comparative periods as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rates of the Predecessor were 35.3% and 35.3% for the three and six months ended June 30, 2014, respectively. The effective income tax rates for the three and six months ended June 30, 2014 were above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
12. Supplemental Information
Non-cash Operating Activity
The Predecessor settled $4,099 and $7,441 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding for the three and six months ended June 30, 2014, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $8,594 for the six months ended June 30, 2015. The change in capital expenditure accrual increasing additions to property, plant and equipment was $2,062 for the six months ended June 30, 2014.
13. Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2015 and 2014, Westlake accounted for approximately 81.3% and 79.2%, respectively, of the Partnership's and the Predecessor's net sales. During the six months ended June 30, 2015 and 2014, Westlake accounted for approximately 81.1% and 73.7%, respectively, of the Partnership's and the Predecessor's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

14. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require it to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. Because several of the Partnership's processing sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership. Westlake has agreed to indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014.
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
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving Westlake, Goodrich and PolyOne related to the same manufacturing site in Calvert City, which includes OpCo's processing facility in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's Resource Conservation and Recovery Act ("RCRA") permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to Westlake. Westlake intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA") pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
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
15. Subsequent Events
On July 29, 2015, the board of directors of Westlake Chemical Partners GP LLC, the Partnership's general partner, declared a quarterly distribution for the period from April 1, 2015 through June 30, 2015 of $0.2910 per unit, or $7,874 in total. This distribution is payable on August 27, 2015 to unitholders of record as of August 13, 2015.
Subsequent events were evaluated through the date on which the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the completion of our initial public offering on August 4, 2014 (the "IPO"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms used in the present tense or prospectively, or in reference to the period subsequent to the IPO, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo.
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying combined and consolidated financial statements and the notes thereto and the combined and consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K"), as filed with the SEC on March 9, 2015.
The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
The Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units.
Purchase of Additional Interests in OpCo
On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. In order to fund this purchase, we entered into a revolving credit facility (the "MLP Revolver") with a subsidiary of Westlake, which has a total borrowing capacity of $300.0 million. We intend to rely on the MLP Revolver in making any additional purchases of limited partner interests in OpCo in the future. For more information on the MLP Revolver, please see "—Liquidity and Capital Resources—Indebtedness—MLP Revolver."
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop facilities and related assets for the processing of natural gas liquids. Currently, our sole revenue generating asset is our 13.3% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate a natural gas liquids processing business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 86.7% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner, 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. OpCo's assets include (1) two natural gas liquids processing facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one natural gas liquids processing facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to the chemical facility in Longview, Texas.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. Historically, the third-party ethylene and associated co-products sales have generated greater than 25% of our total revenues. The significant drop in crude oil prices towards the end of 2014 and continuing through the second quarter of 2015 may create volatility in the North American and global markets, which may result in reduced prices and margins for third-party ethylene and associated co-products sales in 2015.

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
Production Volumes
The amount of profit we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to purchasing minimum volumes from us under the Ethylene Sales Agreement, our results of operations are impacted by our ability to:

•	produce sufficient volumes of ethylene to meet our commitments under the Ethylene Sales Agreement or recover our estimated costs through the pricing provisions of the Ethylene Sales Agreement;

•	contract with third parties for the remaining uncommitted processing capacity;

•	add or increase capacity at our existing processing facilities, or add additional processing capacity via organic expansion projects and acquisitions; and

•	achieve or exceed the specified yield factors for natural gas, ethane and other feedstock under the Ethylene Sales Agreement.
Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and repair and maintenance expenses. With the exception of feedstock, including natural gas, and utilities-related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our processing facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit.
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

Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. The Predecessor's tax provision was determined on a separate return basis. Accordingly, we expect our tax provision to be significantly reduced as compared to that of the Predecessor.
Noncontrolling Interest
At the closing of the IPO, Westlake contributed a 5.8% limited partner interest and the general partner interest in OpCo to us. Immediately following the IPO, we used the IPO net proceeds to acquire an additional 4.8% limited partner interest in OpCo directly from OpCo and Westlake retained the remaining 89.4% limited partner interest in OpCo, which is recorded as noncontrolling interest in our consolidated financial statements. In April 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. Westlake owns the remaining 86.7% limited partner interest in OpCo. See "Purchase of Additional Interests in OpCo" above.
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
We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the ethylene consumption patterns of third-party purchasers. Demand for ethylene exhibits cyclical commodity characteristics as margins earned on ethylene derivative products are influenced by changes in the balance between supply and demand, the resulting operating rates and general economic activity. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing, our ability to execute our growth strategy in our areas of operation will depend, in part, on the demand for ethylene derivatives in the geographical areas served by our processing facilities.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the three and six months ended June 30, 2015 and the combined results of operations of the Predecessor for the three and six months ended June 30, 2014. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor's historical combined results of operations for the reasons discussed under "Factors Affecting the Comparability of Our Financial Results."

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor

	(dollars in thousands)
Revenue
Net sales—Westlake	$204,669	$415,033	$413,582	$798,960
Net co-product, ethylene and feedstock sales—third parties	47,036	109,102	96,514	285,189
Total net sales	251,705	524,135	510,096	1,084,149
Cost of sales	157,177	277,589	319,341	605,289
Gross profit	94,528	246,546	190,755	478,860
Selling, general and administrative expenses	5,995	6,165	11,995	13,943
Income from operations	88,533	240,381	178,760	464,917
Other income (expense)
Interest expense—Westlake	(1,364)	(4,105)	(2,740)	(7,696)
Other income, net (1)	33	1,397	38	2,649
Income before income taxes	87,202	237,673	176,058	459,870
(Benefit from) provision for income taxes	(41)	83,829	426	162,152
Net income	$87,243	$153,844	$175,632	$297,718
Less: Net income attributable to noncontrolling interest in OpCo	76,800		156,689
Net income attributable to Westlake Chemical Partners LP	$10,443		$18,943
MLP distributable cash flow (2)	$9,235		$18,196
EBITDA (3)	$108,958	$262,046	$218,993	$506,848
____________
(1) Includes income from the Predecessor's equity stake in a pipeline joint venture that was not contributed to the Partnership in connection with the IPO.
(2) Non GAAP financial measure. See the "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities."
(3) Non GAAP financial measure. See the "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities."

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	-45.6%	-6.4%	-44.1%	-8.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.2	9.8	6.2	10.6
Propane (cents/lb)	10.8	25.2	11.7	28.0
Ethylene (cents/lb) (2)	36.1	55.5	36.3	55.3
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
MLP distributable cash flow	$9,235	$18,196
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	68,908	152,732
Maintenance capital expenditures	22,515	30,801
Contribution to turnaround reserves	6,977	14,098
Less:
Depreciation and amortization	(20,392)	(40,195)
Net income	87,243	175,632
Changes in operating assets and liabilities and other	29,416	54,207
Deferred income taxes	(288)	(234)
Loss from disposition of fixed assets	123	124
Provision for doubtful accounts	170	170
Net cash provided by operating activities	$116,664	$229,899
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
EBITDA	$108,958	$262,046	$218,993	$506,848
Less:
Benefit from (provision for) income taxes	41	(83,829)	(426)	(162,152)
Interest expense	(1,364)	(4,105)	(2,740)	(7,696)
Depreciation and amortization	(20,392)	(20,268)	(40,195)	(39,282)
Net income	87,243	153,844	175,632	297,718
Changes in operating assets and liabilities and other	29,416	22,492	54,207	72,872
Income from equity method investment, net of dividends	—	143	—	215
Deferred income taxes	(288)	3,546	(234)	6,813
Loss from disposition of fixed assets	123	885	124	1,238
Provision for doubtful accounts	170	125	170	65
Net cash provided by operating activities	$116,664	$181,035	$229,899	$378,921
Summary
For the quarter ended June 30, 2015, net income was $87.2 million on net sales of $251.7 million. This represents a decrease in net income of $66.6 million as compared to the quarter ended June 30, 2014 net income of $153.8 million on net sales of $524.1 million. Net sales for the second quarter of 2015 decreased by $272.4 million as compared to net sales for the second quarter of 2014, mainly due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. Ethylene co-products average sales prices were also lower for the second quarter of 2015 as compared to the prior-year period, primarily due to the decline in market price of the co-products. Income from operations was $88.5 million for the second quarter of 2015 as compared to $240.4 million for the second quarter of 2014. Income from operations for the second quarter of 2015 as compared to the prior year period decreased mainly as result of the decline in ethylene and co-products market prices and the execution of the Ethylene Sales Agreement in connection with the IPO, partially offset by lower feedstock costs and increased ethylene production as a result of the completion of the feedstock conversion and ethylene expansion project at Calvert City Olefins.

For the six months ended June 30, 2015, net income was $175.6 million on net sales of $510.1 million. This represents a decrease in net income of $122.1 million as compared to the six months ended June 30, 2014 net income of $297.7 million on net sales of $1,084.1 million. Net sales for the six months ended June 30, 2015 decreased by $574.0 million as compared to net sales for the six months ended June 30, 2014, mainly due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. Ethylene co-products average sales prices were also lower for the first six months of 2015 as compared to the prior-year period, primarily due to the decline in market price of the co-products. Income from operations was $178.8 million for the six months ended June 30, 2015 as compared to $464.9 million for the six months ended June 30, 2014. Income from operations for the six months ended June 30, 2015 decreased as compared to the prior year period mainly as result of the decline in ethylene and co-products market prices and the execution of the Ethylene Sales Agreement in connection with the IPO, partially offset by lower feedstock costs and increased ethylene production as a result of the completion of the feedstock conversion and ethylene expansion project at Calvert City Olefins.
RESULTS OF OPERATIONS
Second Quarter 2015 Compared with Second Quarter 2014
Net Sales. Net sales decreased by $272.4 million, or 52.0%, to $251.7 million in the second quarter of 2015 from $524.1 million in the second quarter of 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement, lower volume of ethylene sales to Westlake due to slightly lower production during this quarter and lower volume of ethylene sold to third parties primarily due to retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO. Further, ethylene co-products sales prices were also significantly lower for the second quarter of 2015 as compared to the prior-year period, primarily due to the decline in market prices of the co-products, which resulted in a decrease in sales to third parties. This decrease was partially offset by increased volume of co-product sales to third parties. Overall average sales price for the second quarter of 2015 decreased by 45.6% as compared to the second quarter of 2014. Overall sales volumes decreased by 6.4% as compared to the second quarter of 2014.
Gross Profit. Gross profit margin percentage decreased to 37.5% for the second quarter of 2015 from 47.0% for the second quarter of 2014, primarily due to a reduction in margin for ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. The decrease was largely offset by a significant drop in feedstock prices and the completion of the Calvert City Olefins conversion and expansion project in April 2014. Overall, sales prices decreased an average of 45.6% for the second quarter of 2015 as compared to the second quarter of 2014.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million, or 3.2%, to $6.0 million in the second quarter of 2015 as compared to $6.2 million in the second quarter of 2014. The decrease was mainly attributable to a decrease in the allocation from Westlake of labor costs mainly attributable to the Predecessor's operations retained by Westlake after the closing of the IPO, partially offset by incremental general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership.
Interest Expense. Interest expense decreased by $2.7 million to $1.4 million in the second quarter of 2015 from $4.1 million in the second quarter of 2014, due to the lower average debt balance as well as lower average interest rate in the second quarter of 2015 as compared to the prior-year period. Lower average interest rate this quarter as compared to the prior year period was due to the repayment of a significant portion of the August 2013 Promissory Notes that bears a higher interest rate as compared to other outstanding debts.
Other Income, Net. Other income, net decreased by $1.4 million in the second quarter of 2015 from $1.4 million in the second quarter of 2014, primarily due to the absence of income attributable to the Predecessor's equity stake in a natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 0.0% for the second quarter of 2015. The effective income tax rate for the second quarter of 2015 is not comparable to the effective income tax rate for the prior-year period as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate was 35.3% for the second quarter of 2014. The effective income tax rate for the second quarter of 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Net Sales. Net sales decreased by $574.0 million, or 52.9%, to 510.1 million in the six months ended June 30, 2015 from 1,084.1 million in the six months ended June 30, 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement and lower volume of ethylene sold to third parties primarily due to retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO, partially offset by increased volume of ethylene sold to Westlake for the six months ended June 30, 2015 as compared to the prior-year period. Further, ethylene co-products sales prices were also significantly lower for the six months ended June 30, 2015 as compared to the prior-year period, primarily due to the decline in market prices of the co-products, which resulted in a decrease in sales to third parties. This decrease was partially offset by increased volume of co-product sales to third parties. Overall average sales price for the six months ended June 30, 2015 decreased by 44.1% as compared to the six months ended June 30, 2014. Overall sales volumes decreased by 8.8% as compared to the six months ended June 30, 2014.
Gross Profit. Gross profit margin percentage decreased to 37.4% for the six months ended June 30, 2015 from 44.2% for the six months ended June 30, 2014, primarily due to a reduction in margin for ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. The decrease was largely offset by a significant drop in feedstock prices and the completion of the Calvert City Olefins conversion and expansion project in April 2014. Overall, sales prices decreased an average of 44.1% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Selling General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or 13.7%, to $12.0 million in the six months ended June 30, 2015 as compared to $13.9 million in the six months ended June 30, 2014. The decrease was mainly attributable to a decrease in the allocation from Westlake of labor costs mainly attributable to the Predecessor's operations retained by Westlake after the closing of the IPO, partially offset by incremental general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership.
Interest Expense. Interest expense decreased by $5.0 million to $2.7 million in the six months ended June 30, 2015 from $7.7 million in the six months ended June 30, 2014, due to the lower average debt balance as well as lower average interest rate in the six months ended June 30, 2015 as compared to the prior-year period. Lower average interest rate this six-month period as compared to the prior year period was due to the repayment of a significant portion of the August 2013 Promissory Notes that bears a higher interest rate as compared to other outstanding debts.
Other Income, Net. Other income, net decreased by $2.6 million in the six months ended June 30, 2015 from $2.6 million in the six months ended June 30, 2014, primarily due to the absence of income attributable to the Predecessor's equity stake in a natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 0.2% for the six months ended June 30, 2015. The effective income tax rate for the six months ended June 30, 2015 is not comparable to the effective income tax rate for the prior-year period as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate was 35.3% for the six months ended June 30, 2014. The effective income tax rate for the six months ended June 30, 2014 was above the U.S. federal statutory rate of 35.0% primarily due to state income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
Operating Activities
Operating activities provided cash of $229.9 million in the first six months of 2015 compared to cash provided by operating activities of $378.9 million in the first six months of 2014. The $149.0 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations and an increase in the use of cash for working capital purposes.
Investing Activities
Net cash used for investing activities during the first six months of 2015 was $95.5 million as compared to net cash used for investing activities of $106.5 million in the first six months of 2014. Capital expenditures were $95.5 million in the first six months of 2015 compared to $106.2 million in the first six months of 2014. Capital expenditures in the first six months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project at Calvert City Olefins.
Financing Activities
Net cash used for financing activities during the first six months of 2015 was $130.8 million as compared to net cash used for financing activities of $272.4 million in the first six months of 2014. The activity during the first six months of 2015 was primarily related to the repayment of $135.3 million of the August 2013 Promissory Notes and the total distributions of $184.2 million to the unitholders and Westlake by the Partnership and OpCo for the quarters ended December 31, 2014 and March 31, 2015. These repayment and distributions were partially offset by the borrowing under the MLP Revolver to fund the purchase of an additional 2.7% limited partner interest in OpCo for $135.3 million and borrowings under the OpCo Revolver of $53.4 million. The activity during the first six months of 2014 was mainly related to the Predecessor's $376.6 million distribution to Westlake, partially offset by borrowings of $104.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Historically, the Predecessor's principal sources of liquidity was cash from operations and funding from Westlake. As a participant in Westlake's centralized cash management system, the Predecessor's cash receipts were deposited in Westlake's or its affiliates' bank accounts and cash disbursements were made from those accounts. Accordingly, the Predecessor's combined financial statements reflected no cash balances as any cash flow generated from the Predecessor's operations was deemed to have been distributed to Westlake and reflected as a net distribution to Westlake in the Predecessor's combined statements of cash flows.
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
In connection with the IPO, we established separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary, the issuance of additional equity interests or debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time.
In order to fund non-annual turnaround expenditures, we caused OpCo to use $55.4 million from the net proceeds of the IPO to fund its initial balance for turnaround activities. We intend to cause OpCo to reserve approximately $29.3 million during each twelve-month period for turnaround activities. Each of OpCo's processing facilities requires turnaround maintenance approximately every five years. By creating an initial balance and reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. The initial balance of turnaround reserve will account for the period that the processing facilities were under Westlake's ownership following the last major turnaround and prior to the entry into the Ethylene Sales Agreement. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
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
On July 29, 2015, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.2910 per unit payable on August 27, 2015 to unitholders of record on August 13, 2015, which equates to approximately $7.9 million per quarter, or approximately $31.6 million per year in aggregate, based on the number of common and subordinated units outstanding on June 30, 2015. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both Petro 1 and Petro 2 ethylene facilities in Lake Charles. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually. We currently plan to upgrade and expand the capacity of Petro 1 during the first half of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity annually. As of June 30, 2015, we had incurred a total cost of approximately $114.4 million on this capital project.
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in approximately 180 million pounds of additional annual capacity and also provided OpCo with 100% ethane feedstock capability at the facility.

Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the period from January 1, 2014 through August 3, 2014, Westlake loaned the Predecessor a principal amount of approximately $121.1 million, all of which was used for capital expenditures. During the period from August 4, 2014 through December 31, 2014 and during the six months ended June 30, 2015, Westlake loaned OpCo $60.5 million and $53.4 million, respectively, all of which was used for capital expenditures. Capital expenditures for 2015 are expected to be approximately $233.0 million, of which $95.5 million was spent during the six months ended June 30, 2015. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Indebtedness
OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes incurred by Westlake on behalf of the Predecessor (the "August 2013 Promissory Notes") in connection with the closing of the IPO. Using proceeds from the IPO, OpCo repaid $78.9 million of the outstanding principal amount of the August 2013 Promissory Notes during 2014. During the six months ended June 30, 2015, OpCo repaid $135.3 million of the outstanding principal amount of the remaining August 2013 Promissory Notes. As of June 30, 2015, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of June 30, 2015, outstanding borrowings under the OpCo Revolver totaled $113.9 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In April 2015 we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2015, there were $135.3 million principal amount of borrowings outstanding under the MLP Revolver. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
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
A substantial portion of the Predecessor's and the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor's and our product margins and level of profitability tend to fluctuate with changes in the business cycle. The Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. In connection with the IPO, Westlake retained the Predecessor's open derivative positions. Since the IPO, the Partnership has not entered into any derivative transaction. As such, as of June 30, 2015, we had no open derivative positions.

Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. At June 30, 2015, we had variable rate debt of $281.0 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $113.9 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. Historically, neither the Partnership nor the Predecessor engaged in hedging of variable rate debt. The weighted average variable interest rate of our variable rate debt as of June 30, 2015 was 2.97%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when these debts are refinanced. An increase in our average interest rate by 1% would increase our annual interest expense by approximately $2.8 million, based on the June 30, 2015 debt balance.
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
Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first annual report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are required to provide an assessment of the effectiveness of our internal control over financial reporting and comply with the auditor attestation requirement of Section 404 of the Sarbanes Oxley-Act as of December 31, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2014 Form 10-K, filed on March 9, 2015, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 14 to the unaudited combined and consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2014 Form 10-K. There have been no material changes from those risk factors, except as discussed below:
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
The U.S. Treasury Department and the IRS have requested comments from industry participants regarding the standards set forth in the Proposed Regulations. We are participating in the comment process, and look forward to continued dialogue with the IRS and the Treasury Department regarding our private letter ruling and the appropriate meaning of “processing and refining” natural gas liquids. In the event that we do not satisfy the standards set forth in the final regulations, the final regulations will likely provide the proposed ten-year transition period. During the transition period, we may continue to rely on our private letter ruling, allowing us to maintain our treatment as a partnership. If we were not able to satisfy the standards of the final regulations after the transition period, we would then be treated as a corporation for U.S. federal income tax purposes for taxable periods after the transition period.
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

10.1
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567)

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 5, 2015	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 5, 2015	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer, Treasurer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on April 30, 2015, File No. 1-36567)

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