Form 10-Q
period 2015-09-30
Westlake Chemical Partners LP
filed 2015-11-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of October 28, 2015.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$154,257	$133,750
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	44,035	18,529
Accounts receivable, net—third parties	14,479	37,520
Inventories	3,272	6,634
Prepaid expenses and other current assets	382	212
Total current assets	216,425	196,645
Property, plant and equipment, net	962,221	842,057
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	40,728	51,919
Total other assets, net	46,542	57,733
Total assets	$1,225,188	$1,096,435
LIABILITIES
Current liabilities
Accounts payable—Westlake	$9,288	$7,470
Accounts payable—third parties	24,871	12,614
Accrued liabilities	22,352	11,900
Total current liabilities	56,511	31,984
Long-term debt payable to Westlake	330,495	227,638
Deferred income taxes	1,489	1,848
Other liabilities	219	15
Total liabilities	388,714	261,485
Commitments and contingencies (Notes 9 and 16)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	293,282	290,377
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,360	4,038
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	38,528	35,681
General partner—Westlake	(242,572)	(242,572)
Accumulated other comprehensive loss	(173)	—
Total Westlake Chemical Partners LP partners' capital	93,425	87,524
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	743,049	747,426
Total equity	836,474	834,950
Total liabilities and equity	$1,225,188	$1,096,435
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$207,856	$289,601	$621,438	$1,088,561
Net co-product, ethylene and feedstock sales—third parties	40,763	102,407	137,277	387,596
Total net sales	248,619	392,008	758,715	1,476,157
Cost of sales	154,474	227,015	473,815	832,304
Gross profit	94,145	164,993	284,900	643,853
Selling, general and administrative expenses	5,831	8,860	17,826	22,803
Income from operations	88,314	156,133	267,074	621,050
Other income (expense)
Interest expense—Westlake	(1,054)	(2,137)	(3,794)	(9,833)
Other (expense) income, net	(73)	486	(35)	3,135
Income before income taxes	87,187	154,482	263,245	614,352
Provision for income taxes	141	36,309	567	198,461
Net income	87,046	118,173	262,678	415,891
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	63,616	—	361,334
Net income subsequent to initial public offering	87,046	54,557	262,678	54,557
Less: Net income attributable to noncontrolling interest in OpCo	76,943	49,542	233,632	49,542
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering	$10,103	$5,015	$29,046	$5,015
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.37	$0.19	$1.07	$0.19
Subordinated units	$0.37	$0.19	$1.07	$0.19
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115	12,686,115	12,686,115
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands of dollars)
Net income subsequent to initial public offering	$87,046	$54,557	$262,678	$54,557
Other comprehensive loss:
Cash flow hedge:
Interest rate contract:
Change in fair value of cash flow hedge	(223)	—	(223)	—
Reclassification of loss to net income	50	—	50	—
Total other comprehensive loss	(173)	—	(173)	—
Comprehensive income	86,873	54,557	262,505	54,557
Comprehensive income attributable to noncontrolling interest in OpCo	76,943	49,542	233,632	49,542
Comprehensive income attributable to Westlake Chemical Partners LP subsequent to initial public offering	$9,930	$5,015	$28,873	$5,015
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Predecessor	Partnership
	Net Investment	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Loss	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2013	$455,432	$—	$—	$—	$—	$—	$—	$455,432
Net income from January 1, 2014 through August 3, 2014	361,334	—	—	—	—	—	—	361,334
Net distributions to Westlake prior to initial public offering	(448,101)	—	—	—	—	—	—	(448,101)
Predecessor net liabilities not assumed by OpCo	239,706	—	—	—	—	—	—	239,706
Balance as of August 4, 2014 (prior to initial public offering)	608,371	—	—	—	—	—	—	608,371
Allocation of net investment to unitholders	(608,371)	—	3,563	31,479	—	—	573,329	—
Proceeds from initial public offering, net of finance and other offering costs	—	286,088	—	—	—	—	—	286,088
Distribution to the noncontrolling interest in OpCo	—	—	—	—	—	—	(151,729)	(151,729)
Purchase of additional interest in OpCo	—	—	—	—	(242,572)	—	242,572	—
Net income from August 4, 2014 through September 30, 2014	—	2,399	265	2,351	—	—	49,542	54,557
Balances at September 30, 2014	$—	$288,487	$3,828	$33,830	$(242,572)	$—	$713,714	$797,287

Balances at December 31, 2014	$—	$290,377	$4,038	$35,681	$(242,572)	$—	$747,426	$834,950
Net income	—	13,887	1,542	13,617	—	—	233,632	262,678
Net effect of cash flow hedge	—	—	—	—		(173)	—	(173)
Quarterly distributions to unitholders	—	(10,982)	(1,220)	(10,770)	—	—	—	(22,972)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	—	(238,009)	(238,009)
Balances at September 30, 2015	$—	$293,282	$4,360	$38,528	$(242,572)	$(173)	$743,049	$836,474
The accompanying notes are an integral part of the combined and consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(in thousands of dollars)
Cash flows from operating activities
Net income	$262,678	$415,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	60,637	58,501
Provision for doubtful accounts	170	65
Loss from disposition of fixed assets	278	1,244
Deferred income taxes	(359)	8,267
Income from equity method investment, net of dividends	—	1,073
Changes in operating assets and liabilities
Accounts receivable—third parties	22,871	(23,637)
Net accounts receivable—Westlake	(23,688)	(10,373)
Inventories	3,362	25,769
Prepaid expenses and other current assets	(170)	(715)
Accounts payable	4,851	(8,226)
Accrued and other liabilities	2,039	7,633
Other, net	(1,466)	10,498
Net cash provided by operating activities	331,203	485,990
Cash flows from investing activities
Additions to property, plant and equipment	(152,572)	(144,348)
Settlements of derivative instruments	—	(133)
Net cash used for investing activities	(152,572)	(144,481)
Cash flows from financing activities
Proceeds from debt payable to Westlake	238,198	141,161
Repayment of debt payable to Westlake	(135,341)	—
Repayment of debt payable to Westlake with proceeds from the initial public offering	—	(78,940)
Net proceeds from issuance of common units	—	286,088
Proceeds from initial public offering distributed to Westlake	—	(151,729)
Net distributions to Westlake prior to initial public offering	—	(448,101)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(238,009)	—
Quarterly distributions to unitholders	(22,972)	—
Net cash used for financing activities	(158,124)	(251,521)
Net increase in cash and cash equivalents	20,507	89,988
Cash and cash equivalents at beginning of period	133,750	—
Cash and cash equivalents at end of period	$154,257	$89,988
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
Financial information of the Predecessor is derived from the financial statements and accounting records of Westlake. Subsequent to the IPO, the Partnership's financial position, results of operations, changes in equity and cash flows consist of the consolidated activities and balances of the Partnership. The Partnership's consolidated financial statements include the accounts of the Partnership and its consolidated subsidiary, OpCo. The combined and consolidated financial statements for the three and nine months ended September 30, 2014 were prepared as follows:

•
The combined and consolidated statement of operations for the three months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from July 1, 2014 through August 3, 2014. The combined and consolidated statement of operations for the nine months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

•
The consolidated statement of other comprehensive income for the three and nine months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014.

•
The combined and consolidated statement of changes in equity for the nine months ended September 30, 2014 consists of the combined activity for the Predecessor prior to August 4, 2014, and the consolidated activity for the Partnership completed at and subsequent to the IPO on August 4, 2014.

•
The combined and consolidated statement of cash flows for the nine months ended September 30, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014.

In the opinion of the Partnership's management, the accompanying unaudited combined and consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014 and the changes in its cash position for the nine months ended September 30, 2015 and 2014.
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
Simplifying the Measurement of Inventory
In July 2015, the FASB issued an accounting standards update that requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under the new standard, entities will no longer need to calculate other measures of "market." The new accounting guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The accounting standard will be effective for reporting periods beginning after December 15, 2016 and is not expected to have a significant impact on the Partnership's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Partnership had $75,025 and $40,003 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2015 and December 31, 2014, respectively. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2015	December 31, 2014
Trade customers	$14,649	$37,514
Allowance for doubtful accounts	(170)	—
	14,479	37,514
Other	—	6
Accounts receivable, net—third parties	$14,479	$37,520
4. Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014
Finished products	$2,895	$6,257
Feedstock, additives and chemicals	377	377
Inventories	$3,272	$6,634
5. Property, Plant and Equipment
As of September 30, 2015, the Partnership had property, plant and equipment, net totaling $962,221. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $16,231 and $14,900 is included in cost of sales in the combined and consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense on property, plant and equipment of $48,006 and $45,104 is included in cost of sales in the combined and consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.
6. Other Assets
Amortization expense on other assets of $4,211 and $4,319 is included in the combined and consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively. Amortization expense on other assets of $12,631 and $13,397 is included in the combined and consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.
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
On October 28, 2015, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from July 1, 2015 through September 30, 2015 of $0.2994 per unit, or $8,102 in total. This distribution is payable on November 27, 2015 to unitholders of record as of November 9, 2015.
On July 29, 2015, the board of directors of Westlake GP declared a quarterly cash distribution for the period from April 1, 2015 through June 30, 2015 of $0.2910 per unit, or $7,874 in total. This distribution was paid on August 27, 2015 to unitholders of record as of August 13, 2015. On April 29, 2015, the board of directors of Westlake GP declared a quarterly cash distribution for the period from January 1, 2015 through March 31, 2015 of $0.2829 per unit, or $7,655 in total. This distribution was paid on May 27, 2015 to unitholders of record as of May 12, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to the Partnership	$10,103	$5,015	$29,046	$5,015
Less:
Limited partners' distribution declared on common units	4,304	2,449	12,552	2,449
Limited partners' distribution declared on subordinated units	3,798	2,162	11,079	2,162
Net income in excess of distribution	$2,001	$404	$5,415	$404

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,304	$3,798	$—	$8,102
Net income in excess of distribution	1,061	940	—	2,001
Net income	$5,365	$4,738	$—	$10,103
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.37	$0.37		$0.37

	Nine Months Ended September 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$12,552	$11,079	$—	$23,631
Net income in excess of distribution	2,877	2,538	—	5,415
Net income	$15,429	$13,617	$—	$29,046
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.07	$1.07		$1.07
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales—Westlake	$207,856	$289,601	$621,438	$1,088,561
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Feedstock purchased from Westlake and included in cost of sales	$75,752	$63,108	$232,584	$63,108
Other charges from Westlake and included in cost of sales	20,457	13,879	53,948	47,000
Total	$96,209	$76,987	$286,532	$110,108
Services from Related Parties Included in Selling, General and Administrative Expenses
Charges for services purchased by the Partnership from Westlake and included in selling, general and administrative expenses primarily relate to services Westlake performs on behalf of the Partnership under the Omnibus Agreement, including the Partnership's finance, legal, information technology, human resources, communication, ethics and compliance, and other administrative functions. Prior to the IPO, the Predecessor was allocated costs incurred by Westlake on its behalf for similar functions. These allocations were based primarily on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount or other measure. Management believes the allocations of expenses incurred by Westlake on the Predecessor's behalf are reasonable and reflect all costs related to the operations of the Predecessor. Nevertheless, the financial information of the Predecessor may not have included all of the expenses that would have been incurred had the Predecessor been a stand-alone company during the periods prior to the IPO.
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Services received from Westlake and included in selling, general and administrative expenses	$4,772	$4,283	$14,891	$15,901
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
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Goods and services purchased from Westlake and capitalized as assets	$1,304	$830	$3,241	$2,074
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
The related party accounts receivable and accounts payable balances were as follows:

	September 30, 2015	December 31, 2014
Accounts receivable, net—Westlake	$44,035	$18,529
Accounts payable—Westlake	(9,288)	(7,470)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt Payable to Related Parties
OpCo assumed promissory notes payable to Westlake and entered into a senior unsecured revolving credit facility with Westlake in connection with the IPO. Prior to the IPO, the Predecessor funded certain capital expenditures through promissory notes payable to Westlake, a portion of which were assumed by the Partnership in connection with the IPO. See Note 9 for description of related party debt payable balances. Interest on related party debt payable balances for the three months ended September 30, 2015 and 2014 were $1,054 and $2,137, respectively, and for the nine months ended September 30, 2015 and 2014 were $3,794 and $9,833, respectively, and are reflected as a component of other income (expense) in the combined and consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $1,284 for the three months ended September 30, 2015 and $3,394 for the nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, accrued interest on related party debt was $2,284 and $2,403, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2015	December 31, 2014
Long-term debt payable to Westlake	$330,495	$227,638
General
OpCo, together with other subsidiaries of Westlake not included in these combined and consolidated financial statements, is a guarantor under Westlake's revolving credit facility and the indentures governing its senior notes. As of September 30, 2015 and December 31, 2014, Westlake had outstanding letters of credit totaling $29,953 and $31,392 under its revolving credit facility and $754,000 and $754,000 outstanding under its senior notes (less the unamortized discount of $803 and $892), respectively.
The indentures governing Westlake's senior notes prevent OpCo from making distributions to the Partnership if any default or event of default (as defined in the indentures) exists. However, Westlake's credit facility does not prevent OpCo from making distributions to the Partnership.
During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. See note 11 for additional information on the interest rate contract.
OpCo has entered into two site lease agreements with Westlake in connection with the IPO, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2015	December 31, 2014
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$167,116
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 3.0%, original scheduled maturity of August 4, 2019)	163,379	60,522
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	—
	$330,495	$227,638
In 2013, three intercompany promissory notes were issued for capital expenditures incurred by Westlake on behalf of the Predecessor's operations (together, the "August 2013 Promissory Notes"). In connection with the IPO, OpCo assumed a portion of the August 2013 Promissory Notes. Proceeds drawn under the August 2013 Promissory Notes during the nine months ended September 30, 2014 were used to fund capital expenditures at the Predecessor's ethylene plants.
In connection with the IPO on August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (the "OpCo Revolver"). The OpCo Revolver accrues interest quarterly at a rate of LIBOR plus 3.0%,

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

which may be paid-in-kind as an addition to the principal at OpCo's option. Proceeds drawn under the OpCo Revolver during the nine months ended September 30, 2015 were used to fund capital expenditures at the Partnership's ethylene plants.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with Westlake (the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. See note 11 for additional information on the interest rate contract.
As of September 30, 2015, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
10. Accumulated Other Comprehensive Loss
Accumulated other comprehensive income or loss primarily reflects the effective portion of the gain or loss on derivative instrument designated and qualified as a cash flow hedge. Gain or loss amounts related to a cash flow hedge recorded in accumulated other comprehensive income or loss are reclassified to income in the same period in which the underlying hedged forecasted transaction affects income. If it becomes probable that a forecasted transaction will not occur, the related net gain or loss in accumulated other comprehensive income or loss is immediately reclassified into income.
The following sets forth the amounts included in accumulated other comprehensive loss for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Interest rate contract—Loss recognized on cash flow hedge	$(223)
Interest rate contract—Loss reclassified to net income on cash flow hedge	50
Net effect of cash flow hedge	$(173)
11. Derivative Instruments
The accounting guidance for derivative instruments and hedging activities requires that the Partnership and the Predecessor recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.
There were no derivative instruments that were designated as fair value hedges for the nine months ended September 30, 2015 and 2014.
Commodity Risk Management
The Predecessor utilized commodity derivative instruments to reduce price risks by purchasing or selling futures on established exchanges. The Predecessor took both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments was estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that were corroborated by market data

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

when active markets were not available. The Predecessor assessed both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Predecessor did not consider its nonperformance risk to be significant. The Partnership has not entered into any commodity derivative instruments since the date of the IPO, August 4, 2014.
The Partnership had no non-designated hedging instruments for the nine months ended September 30, 2015. Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the combined and consolidated statements of operations for the three and nine months ended September 30, 2014 as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Commodity forward contracts	Gross profit	$(8,873)	$(9,244)
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake to reduce the risks of variability of the interest rates under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the three and nine months ended September 30, 2015. As of and for the three and nine months ended September 30, 2014, neither the Partnership nor the Predecessor had any interest rate contracts.
There were no open derivatives as of December 31, 2014. The fair value of the derivative instrument on the Partnership's consolidated balance sheet as of September 30, 2015 was as follows:

	Derivative Liabilities
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of September 30, 2015

Interest rate contract	Other liabilities	$173
The following tables present the effect of derivative instrument designated as cash flow hedge on the combined and consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2015:

Derivative in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Statement of Operations	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Interest rate contract—Loss reclassified from accumulated other comprehensive loss	Interest expense	$(50)	$(50)

Derivative in Cash Flow Hedging Relationship	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Interest rate contract—Change in value recognized in other comprehensive loss	$223	$223
There was no ineffective portion of a derivative instrument during the three and nine months ended September 30, 2015.
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
There were no assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2014. The following table summarizes, by level within the fair value hierarchy, the Partnership's liability under the interest rate contract that was accounted for at fair value on a recurring basis at September 30, 2015:

	September 30, 2015
	Level 2	Total
Derivative instruments
Liability—Interest rate contract	$(173)	$(173)
The fair value of the level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3 month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2015 and 2014.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2015 and December 31, 2014 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$167,116	$167,116
OpCo Revolver	163,379	170,613	60,522	60,522
MLP Revolver	135,341	134,514	—	—
13. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. The Predecessor's operating results were included in Westlake's consolidated U.S. federal and state income tax returns. Amounts presented in the combined financial statements pertaining to the period prior to the IPO relate to income taxes that have been determined on a separate tax return basis and the Predecessor's contribution to Westlake Chemical Corporation's net operating losses and tax credits have been included in the Predecessor's combined financial statements.
The effective income tax rates were 0.2% and 0.2% for the three and nine months ended September 30, 2015, respectively. The effective income tax rates for the three and nine months ended September 30, 2015 are not comparable to the effective income tax rate for the prior-year comparative periods as the Partnership is not subject to federal income taxes subsequent to the IPO. The effective income tax rate of the Predecessor was 35.4% for the period from January 1, 2014 through August 3, 2014. The effective income tax rate for the 2014 period prior to the IPO was above the U.S. federal statutory rate of 35.0% primarily due to state

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

income taxes, mostly offset by the domestic manufacturing deduction and state income tax credits. The Partnership's effective tax rate was less than one percent for the 2014 period subsequent to the IPO.
14. Supplemental Information
Accrued Liabilities
Accrued liabilities were $22,352 and $11,900 at September 30, 2015 and December 31, 2014, respectively. The accrual related to capital expenditures, which is a component of accrued liabilities, was $14,452 at September 30, 2015. Accrued taxes, interest on long-term debt and the accrual related to capital expenditures, which are components of accrued liabilities, were $1,622, $2,403, and $5,026 at December 31, 2014, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Operating Activity
The Predecessor settled $2,089 and $9,530 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding for the three and nine months ended September 30, 2014, respectively.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $15,850 for the nine months ended September 30, 2015. The change in capital expenditure accrual reducing additions to property, plant and equipment was $8,564 for the nine months ended September 30, 2014.
15. Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2015 and 2014, Westlake accounted for approximately 83.6% and 73.9%, respectively, of the Partnership's and the Predecessor's net sales. During the nine months ended September 30, 2015 and 2014, Westlake accounted for approximately 81.9% and 73.7%, respectively, of the Partnership's and the Predecessor's net sales.
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
In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100.0% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by Westlake that have been invoiced to PolyOne to provide the environmental remediation services were $2,805 in 2014. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne seeks to readjust the percentage allocation of costs and to recover approximately $1,400 from Westlake in

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

reimbursement of previously paid remediation costs. The arbitration is currently stayed pending the outcome of discussions between other parties and their insurance carriers.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

17. Subsequent Events
On October 28, 2015, the board of directors of Westlake GP declared a quarterly distribution for the period from July 1, 2015 through September 30, 2015 of $0.2994 per unit or $8,102 in total. This distribution is payable on November 27, 2015 to unitholders of record as of November 9, 2015.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. Historically, the third-party ethylene and associated co-products sales have generated greater than 25% of our total revenues. The significant drop in crude oil prices towards the end of 2014 and continuing through the third quarter of 2015 may create volatility in the North American and global markets, which may result in reduced prices and margins for third-party ethylene and associated co-products sales in 2015 and 2016.

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
Factors Affecting the Comparability of Our Financial Results
The consolidated results of operations for the three months ended September 30, 2014 consist of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from July 1, 2014 through August 3, 2014. The consolidated results of operations for the nine months ended September 30, 2014 consist of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014. Our results of operations subsequent to the IPO are not comparable to the Predecessor's historical results of operations for the reasons described below:
Revenue
Ethylene, Co-products and Excess Feedstock Sales
There are differences in the way the Predecessor generated and recorded revenue and the way we generate and record revenue from ethylene sales to Westlake. The Predecessor generally recognized revenue for ethylene sold internally based on a transfer pricing formula intended to approximate the fair market value of the commodity. Subsequent to the IPO, a substantial majority of our revenue from ethylene sales is generated from sales of ethylene to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement contains minimum purchase commitments and pricing that is expected to generate a fixed margin of $0.10 per pound. The price per pound of ethylene sold under the Ethylene Sales Agreement is lower than historical prices charged by the Predecessor for ethylene sold internally. As such, there will be a significant decrease in revenue from ethylene sales to Westlake for periods after the IPO compared with the Predecessor's historical revenue.
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
Expenses
Selling, General and Administrative Expenses
The Predecessor's selling, general and administrative expenses included direct and indirect charges for the management and operation of our ethylene and other transportation assets allocated by Westlake for general corporate services such as treasury, information technology, legal, corporate tax, human resources, executive compensation, and other financial and administrative services. These expenses were charged or allocated to the Predecessor based on the nature of the expense and the Predecessor's proportionate share of fixed assets, headcount or other measure, as deemed appropriate. Following the closing of the IPO, under the Services and Secondment Agreement and Omnibus Agreement, Westlake continues to charge us a combination of direct and allocated charges for similar general corporate services as those charged to the Predecessor historically. We also incur certain annual general and administrative expenses as a result of being a separate publicly traded partnership which were not reflected in the periods prior to the IPO.
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

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the three and nine months ended September 30, 2015. The combined and consolidated results of operations for the three and nine months ended September 30, 2014 consist of the consolidated results of the Partnership for the period from August 4, 2014 through September 30, 2014 and the combined results of the Predecessor for the period prior to the IPO. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor's historical combined results of operations for the reasons discussed under "Factors Affecting the Comparability of Our Financial Results."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Revenue
Net sales—Westlake	$207,856	$289,601	$621,438	$1,088,561
Net co-product, ethylene and feedstock sales—third parties	40,763	102,407	137,277	387,596
Total net sales	248,619	392,008	758,715	1,476,157
Cost of sales	154,474	227,015	473,815	832,304
Gross profit	94,145	164,993	284,900	643,853
Selling, general and administrative expenses	5,831	8,860	17,826	22,803
Income from operations	88,314	156,133	267,074	621,050
Other income (expense)
Interest expense—Westlake	(1,054)	(2,137)	(3,794)	(9,833)
Other income, net (1)	(73)	486	(35)	3,135
Income before income taxes	87,187	154,482	263,245	614,352
Provision for income taxes	141	36,309	567	198,461
Net income	87,046	118,173	262,678	415,891
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	63,616	—	361,334
Net income subsequent to initial public offering	87,046	54,557	262,678	54,557
Less: Net income attributable to noncontrolling interest in OpCo	76,943	49,542	233,632	49,542
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering	$10,103	$5,015	$29,046	$5,015
MLP distributable cash flow (2)	$9,475	$5,265	$27,671	$5,265
EBITDA (3)	$108,683	$175,838	$327,676	$682,686
____________
(1) Includes income from the Predecessor's equity stake in a pipeline joint venture that was not contributed to the Partnership in connection with the IPO.
(2) Non GAAP financial measure. See the "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities."
(3) Non GAAP financial measure. See the "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities."

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	-31.3%	-5.2%	-40.7%	-7.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.4	7.9	6.3	9.7
Propane (cents/lb)	9.6	24.6	11.0	26.9
Ethylene (cents/lb) (2)	28.2	66.6	33.6	59.1
_____________

(1)	Industry pricing data was obtained from IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.
Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
MLP distributable cash flow (1)	$9,475	$5,265	$27,671	$5,265
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo (1)	72,833	51,652	225,565	51,652
Net income attributable to the Predecessor	—	63,616	—	361,334
Maintenance capital expenditures (1)	18,145	5,839	48,946	5,839
Contribution to turnaround reserves (1)	7,035	4,484	21,133	4,484
Less:
Depreciation and amortization (1)	(20,442)	(12,683)	(60,637)	(12,683)
Net income	87,046	118,173	262,678	415,891
Changes in operating assets and liabilities and other	14,229	(13,422)	68,436	59,450
Equity in income of joint venture, net of dividends	—	858	—	1,073
Deferred income taxes	(125)	1,454	(359)	8,267
Loss from disposition of fixed assets	154	6	278	1,244
Provision for doubtful accounts	—	—	170	65
Net cash provided by operating activities	$101,304	$107,069	$331,203	$485,990
____________
(1) Westlake Partners' initial public offering was on August 4, 2014. The 2014 balances include amounts for the period from August 4, 2014 through September 30, 2014 only.

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA	$108,683	$175,838	$327,676	$682,686
Less:
Provision for income taxes	(141)	(36,309)	(567)	(198,461)
Interest expense	(1,054)	(2,137)	(3,794)	(9,833)
Depreciation and amortization	(20,442)	(19,219)	(60,637)	(58,501)
Net income	87,046	118,173	262,678	415,891
Changes in operating assets and liabilities and other	14,229	(13,422)	68,436	59,450
Income from equity method investment, net of dividends	—	858	—	1,073
Deferred income taxes	(125)	1,454	(359)	8,267
Loss from disposition of fixed assets	154	6	278	1,244
Provision for doubtful accounts	—	—	170	65
Net cash provided by operating activities	$101,304	$107,069	$331,203	$485,990
Summary
For the quarter ended September 30, 2015, net income was $87.0 million on net sales of $248.6 million. This represents a decrease in net income of $31.2 million as compared to the quarter ended September 30, 2014 net income of $118.2 million on net sales of $392.0 million. Net sales for the third quarter of 2015 decreased by $143.4 million as compared to net sales for the third quarter of 2014 due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement in connection with the IPO. Ethylene co-products average sales prices were also lower for the third quarter of 2015 as compared to the prior-year period, primarily due to the decline in the market price of the co-products. Income from operations was $88.3 million for the third quarter of 2015 as compared to $156.1 million for the third quarter of 2014. Income from operations for the third quarter of 2015 as compared to the prior-year period decreased mainly as result of the execution of the Ethylene Sales Agreement and the decline in the market price of co-products, partially offset by lower feedstock and energy costs during the third quarter of 2015.
For the nine months ended September 30, 2015, net income was $262.7 million on net sales of $758.7 million. This represents a decrease in net income of $153.2 million as compared to the nine months ended September 30, 2014 net income of $415.9 million on net sales of $1,476.2 million. Net sales for the nine months ended September 30, 2015 decreased by $717.5 million as compared to net sales for the nine months ended September 30, 2014 due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. Ethylene co-products average sales prices were also lower for the first nine months of 2015 as compared to the prior-year period, primarily due to the decline in market price of the co-products. Income from operations was $267.1 million for the nine months ended September 30, 2015 as compared to $621.1 million for the nine months ended September 30, 2014. Income from operations for the nine months ended September 30, 2015 decreased as compared to the prior-year period mainly as result of the execution of the Ethylene Sales Agreement and the decline in the market prices of co-products, partially offset by lower feedstock and energy costs and increased ethylene production as a result of the completion of the feedstock conversion and ethylene expansion project at Calvert City Olefins in April 2014.
RESULTS OF OPERATIONS
Third Quarter 2015 Compared with Third Quarter 2014
Net Sales. Net sales decreased by $143.4 million, or 36.6%, to $248.6 million in the third quarter of 2015 from $392.0 million in the third quarter of 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement and lower volume of ethylene sold to third parties primarily due to retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO, partially offset by increased volume of ethylene sold to Westlake for the three months ended September 30, 2015 as compared to the prior-year period. Further, ethylene co-products sales prices were also significantly lower for the third quarter of 2015 as compared to the prior-year period, primarily due to the decline in market prices of the co-products, which resulted in a decrease in sales to third parties. Overall average sales price for the third quarter of 2015 decreased by 31.3% as compared to the third quarter of 2014. Overall sales volumes decreased by 5.2% as compared to the third quarter of 2014.

Gross Profit. Gross profit margin percentage decreased to 37.9% for the third quarter of 2015 from 42.1% for the third quarter of 2014, primarily due to a reduction in margin for ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. The decrease was largely offset by a significant drop in feedstock prices and a decrease in energy costs. Overall, sales prices decreased an average of 31.3% for the third quarter of 2015 as compared to the third quarter of 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.1 million, or 34.8%, to $5.8 million in the third quarter of 2015 as compared to $8.9 million in the third quarter of 2014. The decrease was mainly attributable to a decrease in the allocation from Westlake of labor costs mainly attributable to the Predecessor's operations retained by Westlake after the closing of the IPO, partially offset by incremental selling, general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership.
Interest Expense. Interest expense decreased by $1.0 million to $1.1 million in the third quarter of 2015 from $2.1 million in the third quarter of 2014, due to the lower average debt balance as well as lower average interest rate in the third quarter of 2015 as compared to the prior-year period. The lower average interest rate in the third quarter of 2015 as compared to the prior-year period was due to the repayment in 2015 of a significant portion of the August 2013 Promissory Notes, which bear a higher interest rate as compared to our other outstanding debt.
Other Income, Net. Other income, net decreased by $0.6 million in the third quarter of 2015 from $0.5 million in the third quarter of 2014, primarily due to the absence of income attributable to the Predecessor's equity stake in a natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 0.2% for the third quarter of 2015 as compared to 23.5% for the third quarter of 2014. The effective income tax rate for the third quarter of 2015 is not comparable to the effective income tax rate for the prior-year period as the Partnership is not subject to federal income taxes subsequent to the IPO.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Net Sales. Net sales decreased by $717.5 million, or 48.6%, to $758.7 million in the nine months ended September 30, 2015 from $1,476.2 million in the nine months ended September 30, 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement and lower volume of ethylene sold to third parties primarily due to retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO, partially offset by increased volume of ethylene sold to Westlake for the nine months ended September 30, 2015 as compared to the prior-year period. Further, ethylene co-products sales prices were also significantly lower for the nine months ended September 30, 2015 as compared to the prior-year period, primarily due to the decline in market prices of the co-products, which resulted in a decrease in sales to third parties. This decrease was partially offset by increased volume of co-product sales to third parties. Overall average sales price for the nine months ended September 30, 2015 decreased by 40.7% as compared to the nine months ended September 30, 2014. Overall sales volumes decreased by 7.9% as compared to the nine months ended September 30, 2014.
Gross Profit. Gross profit margin percentage decreased to 37.6% for the nine months ended September 30, 2015 from 43.6% for the nine months ended September 30, 2014, primarily due to a reduction in margin for ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement. The decrease was largely offset by a significant drop in feedstock prices, a decrease in energy costs and the completion of the Calvert City Olefins conversion and expansion project in April 2014. Overall, sales prices decreased an average of 40.7% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.0 million, or 21.9%, to $17.8 million in the nine months ended September 30, 2015 as compared to $22.8 million in the nine months ended September 30, 2014. The decrease was mainly attributable to a decrease in the allocation from Westlake of labor costs mainly attributable to the Predecessor's operations retained by Westlake after the closing of the IPO, partially offset by incremental selling, general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership.
Interest Expense. Interest expense decreased by $6.0 million to $3.8 million in the nine months ended September 30, 2015 from $9.8 million in the nine months ended September 30, 2014, due to the lower average debt balance as well as lower average interest rate in the nine months ended September 30, 2015 as compared to the prior-year period. The lower average interest rate in the nine months ended September 30, 2015 as compared to the prior-year period was due to the repayment in 2015 of a significant portion of the August 2013 Promissory Notes, which bear a higher interest rate as compared to our other outstanding debt.

Other Income, Net. Other income, net decreased by $3.1 million in the nine months ended September 30, 2015 from $3.1 million in the nine months ended September 30, 2014, primarily due to the absence of income attributable to the Predecessor's equity stake in a natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 0.2% for the nine months ended September 30, 2015 as compared to 32.3% for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2015 is not comparable to the effective income tax rate for the prior-year period as the Partnership is not subject to federal income taxes subsequent to the IPO.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Operating Activities
Operating activities provided cash of $331.2 million in the first nine months of 2015 compared to cash provided by operating activities of $486.0 million in the first nine months of 2014. The $154.8 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations and a decrease in the use of cash for working capital purposes.
Investing Activities
Net cash used for investing activities during the first nine months of 2015 was $152.6 million as compared to net cash used for investing activities of $144.5 million in the first nine months of 2014. Capital expenditures were $152.6 million in the first nine months of 2015 compared to $144.3 million in the first nine months of 2014. Capital expenditures in the first nine months of 2015 were primarily incurred on the Petro 1 facility to increase ethylene production capacity as further discussed under "Liquidity and Capital Resources - Capital Expenditures" below. Capital expenditures in the first nine months of 2014 were mainly incurred on the feedstock conversion and ethylene expansion project at Calvert City Olefins.
Financing Activities
Net cash used for financing activities during the first nine months of 2015 was $158.1 million as compared to net cash used for financing activities of $251.5 million in the first nine months of 2014. The activity during the first nine months of 2015 was primarily related to the repayment of $135.3 million of the August 2013 Promissory Notes and the total distributions of $261.0 million to the unitholders and Westlake by the Partnership and OpCo for the quarters ended December 31, 2014, March 31, 2015 and June 30, 2015. The repayment and distributions were partially offset by the borrowing under the MLP Revolver to fund the purchase of an additional 2.7% limited partner interest in OpCo for $135.3 million and borrowings under the OpCo Revolver of $102.9 million. The activity during the period from January 1, 2014 through August 3, 2014 was primarily related to the Predecessor’s $448.1 million distribution to Westlake, partially offset by borrowings of $119.8 million under the Predecessor’s unsecured promissory note agreements with Westlake. The activity during the period from August 4, 2014 through September 30, 2014 was primarily related to the Partnership's receipt of net proceeds from the IPO, as well as borrowings of $21.4 million under our intercompany credit facility with Westlake, partially offset by a $151.7 million distribution to Westlake for pre-formation capital expenditures and a $78.9 million repayment of borrowings outstanding under the unsecured promissory note agreements assumed by OpCo at the closing of the IPO.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Historically, the Predecessor's principal sources of liquidity were cash from operations and funding from Westlake. As a participant in Westlake's centralized cash management system, the Predecessor's cash receipts were deposited in Westlake's or its affiliates' bank accounts and cash disbursements were made from those accounts. In addition to the cash generated by its operations, the Predecessor also entered into certain financing arrangements with Westlake to satisfy its capital and operating expenditure requirements. The Predecessor separately recorded costs associated with financing its operations resulting from financing arrangements entered into with Westlake.
Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures; we expect to fund them primarily from external sources, including borrowing directly from Westlake, as well as future issuances of equity and debt interests.
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
On October 28, 2015, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.2994 per unit payable on November 27, 2015 to unitholders of record on November 9, 2015, which equates to approximately $8.1 million per quarter, or approximately $32.4 million per year in aggregate, based on the number of common and subordinated units outstanding on September 30, 2015. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both Petro 1 and Petro 2 ethylene facilities in Lake Charles. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually. We currently plan to begin the upgrade and capacity expansion of Petro 1 during the second quarter of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity annually. As of September 30, 2015, we had incurred a total cost of approximately $150.8 million on this capital project.
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in approximately 180 million pounds of additional annual capacity and also provided OpCo with 100% ethane feedstock capability at the facility.
Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the period from January 1, 2014 through August 3, 2014, Westlake loaned the Predecessor a principal amount of approximately $121.1 million, all of which was used for capital expenditures. During the period from August 4, 2014 through December 31, 2014 and during the nine months ended September 30, 2015, Westlake loaned OpCo $60.5 million and $102.9 million, respectively, all of which was used for capital expenditures. Capital expenditures for 2015 are expected to be approximately $233.0 million, of which $152.6 million was spent during the nine months ended September 30, 2015. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Indebtedness
OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes incurred by Westlake on behalf of the Predecessor (the "August 2013 Promissory Notes") in connection with the closing of the IPO. Using proceeds from the IPO, OpCo repaid $78.9 million of the outstanding principal amount of the August 2013 Promissory Notes during 2014. During the nine months ended September 30, 2015, OpCo repaid $135.3 million of the outstanding principal amount of the remaining August 2013 Promissory Notes. As of September 30, 2015, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.

OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of September 30, 2015, outstanding borrowings under the OpCo Revolver totaled $163.4 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In April 2015 we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2015, there were $135.3 million principal amount of borrowings outstanding under the MLP Revolver. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
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
A substantial portion of the Predecessor's and the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor's and our product margins and level of profitability tend to fluctuate with changes in the business cycle. The Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. In connection with the IPO, Westlake retained the Predecessor's open derivative positions. Since the IPO, the Partnership has not entered into any commodities derivative transaction. As such, as of September 30, 2015, we had no open derivative positions.
Interest Rate Risk
We are exposed to interest rate risk with respect to our variable rate debt. At September 30, 2015, we had variable rate debt of $330.5 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $163.4 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. Historically, neither the Partnership nor the Predecessor engaged in hedging of variable rate debt. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our variable rate debt (excluding the effectively fixed rate debt through the interest rate contract) as of September 30, 2015 was 3.20%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when these debts are refinanced. An increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 1% would increase our annual interest expense by approximately $2.6 million, based on the September 30, 2015 debt balance.
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
Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first annual report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are required to provide an assessment of the effectiveness of our internal control over financial reporting and comply with the auditor attestation requirement of Section 404 of the Sarbanes Oxley-Act as of December 31, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2014 Form 10-K and in our Quarterly Report for the quarter ended June 30, 2015. There have been no material changes from those risk factors.
Item 6. Exhibits

Exhibit No.	Description

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 4, 2015	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 4, 2015	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer, Treasurer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.