Form 10-K
period 2015-12-31
Westlake Chemical Partners LP
filed 2016-03-08
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2015, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2015 of $21.75 on the New York Stock Exchange, was approximately $275.8 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
As of March 2, 2016, the registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding.

Explanatory Note
On August 4, 2014, Westlake Chemical Partners LP completed an initial public offering (the "IPO") of 12,937,500 common units, including the 1,687,500 common units issued pursuant to the full exercise of the underwriters' option to purchase additional common units, to the public at a price of $24.00 per unit. Unless otherwise indicated, references in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms used in the present tense or prospectively, or in reference to the period subsequent to the IPO, refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the IPO. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. References to our "board of directors" or our "directors" refer to the board of directors of our general partner and such board's directors, respectively. See Note 2 to our consolidated and combined financial statements for information regarding the closing of the IPO.
Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects, such as OpCo’s plan to upgrade and expand the capacity of Petro 1;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	timing of and amount of capital expenditures;

•	potential loans from Westlake to OpCo to fund OpCo’s expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo’s cash flow;

•
compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gas emissions or to address other issues of climate change; and

•	effects of pending legal proceedings.
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Part 1. Item 1A. Risk Factors" of this report and the following:

•	general economic and business conditions;

i

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•
uncertainties associated with the United States and worldwide economies, including those due to political tensions and unrest in the Middle East, the Commonwealth of Independent States (including Ukraine) and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our product;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations;

•	technological developments;

•	our ability to integrate acquired businesses;

•	foreign currency exchange risks;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
INDUSTRY AND MARKET DATA
Industry and market data used throughout this report were obtained through internal research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications, including information from IHS Chemical and Chemical Data, Inc. We have not independently verified market and industry data from external sources. While we believe internal partnership estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2015. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

ii

PART I

Item 1. Business
General
We are a Delaware limited partnership formed by Westlake in March 2014 to operate, acquire and develop facilities for the processing of natural gas liquids and related assets. On August 4, 2014, we completed our IPO of 12,937,500 common units representing limited partner interests. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. Westlake holds a 86.7% limited partner interest in OpCo and holds a 52.2% limited partner interest in us (consisting of 1,436,115 common units and all of the subordinated units), our general partner interest and our incentive distribution rights.
OpCo's assets are comprised of three natural gas liquids processing facilities, which primarily convert ethane into ethylene and have an aggregate annual capacity of approximately 3.4 billion pounds, and a 200-mile ethylene pipeline. OpCo derives substantially all of its revenue from these processing facilities. Ethylene is the world's most widely used petrochemical in terms of volume and is a key building block used to produce a number of key derivatives, such as polyethylene ("PE") and polyvinyl chloride ("PVC"), which are used in a wide variety of end markets including packaging, construction and transportation. Westlake's downstream PE and PVC production facilities consume a substantial majority of the ethylene produced by OpCo. OpCo generates revenue primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our sole revenue generating asset is our 13.3% limited partner interest in OpCo.
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
OpCo primarily uses ethane (a component of natural gas liquids, or NGLs) to produce ethylene. OpCo currently plans to upgrade and expand by approximately 250 million pounds the capacity of one of its processing facilities at Lake Charles, beginning during the second quarter of 2016. In January 2016, we announced plans to expand by approximately 70 million pounds the capacity at our processing facility in Calvert City that is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity at Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project.
Proposed IRS Regulations
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). Failing to meet the Qualifying Income Exception would cause us to be treated as a corporation for U.S. federal income tax purposes. Prior to our initial public offering we requested and obtained a favorable private letter ruling from the IRS to the effect that income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Code.
On May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations (the "Proposed Regulations") regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide industry-specific rules regarding the Qualifying Income Exception, including whether an activity constitutes the processing or refining of a natural resource, which limit the extent to which income generated from the processing and refining of products derived from crude oil and natural gas constitutes qualifying income.

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, our cash available for distribution to you would be substantially reduced, which would likely cause a substantial reduction in the value of our common units. Proposed regulations issued in May 2015 may make it difficult or impossible for us to maintain our status as a partnership after a ten-year transition period.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2015:

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

Our Assets and Operations
Our sole revenue generating asset is our 13.3% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:

•
two natural gas liquids processing facilities at Westlake's Lake Charles, Louisiana site ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with an annual combined capacity of approximately 2.7 billion pounds;

•	one natural gas liquids processing facility at Westlake's Calvert City, Kentucky site ("Calvert City Olefins"), with an annual capacity of approximately 630 million pounds; and

•
a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas chemical site, which includes Westlake's Longview PE production facility (the "Longview Pipeline").

As the owner of the general partner interest of OpCo, we control all aspects of the management of OpCo, including its cash distribution policy. See "—OpCo's Assets."
OpCo's Assets
Natural Gas Liquids Processing Facilities. OpCo operates three natural gas liquids processing facilities that are situated on real property leased to OpCo by Westlake pursuant to two 50-year site lease agreements. See "Our Agreements with Westlake—Site Lease Agreements" for a description of the site leases. Ethylene can be produced from either NGL feedstocks, such as ethane, propane and butane, or from petroleum-derived feedstocks, such as naphtha. Lake Charles Olefins and Calvert City Olefins use primarily ethane as their feedstock. Calvert City Olefins can also use propane as a feedstock and Petro 2 can also use an ethane/propane mix, propane, butane or naphtha as a feedstock.
The following table provides information regarding OpCo's natural gas liquids processing facilities as of December 31, 2015:

Plant Location (Description)	Annual Production Capacity (millions of pounds)	Feedstock	Primary Uses of Ethylene
Lake Charles, Louisiana (Petro 1)	1,250	Ethane	PE and PVC
Lake Charles, Louisiana (Petro 2)	1,490	Ethane, ethane/propane mix, propane, butane or naphtha	PE and PVC
Calvert City, Kentucky (Calvert City Olefins)	630	Ethane or propane	PVC
Total	3,370
Lake Charles Olefins
Two of OpCo's natural gas liquids processing facilities, which we refer to as Petro 1 and Petro 2 and, collectively, as Lake Charles Olefins, are located at Westlake's Lake Charles site. The combined capacity of OpCo's two natural gas liquids processing facilities is approximately 2.7 billion pounds per year. In the first quarter of 2013, we completed the expansion of Petro 2 to increase the ethane-based ethylene capacity at the Lake Charles facility and its conversion to 100% ethane feedstock capability. The Petro 2 expansion increased ethane-based ethylene capacity by approximately 240 million pounds annually.
OpCo currently plans to begin the upgrade and capacity expansion of Petro 1 by approximately 250 million pounds during the second quarter of 2016. Along with increasing capacity, this expansion is projected to, among other things, improve ethylene recovery efficiency, improve mechanical reliability and reduce energy consumption in the processing. This expansion is being funded through borrowings from Westlake.
Within Westlake's Lake Charles site, Petro 1 and Petro 2 are connected by pipeline systems to Westlake's polyethylene plants. Westlake may use the ethylene it purchases from OpCo at its Lake Charles facility or transfer it to its Geismar facility or its Longview facility, either through physical transportation or via exchange transactions. Westlake may also use the ethylene it purchases from OpCo with chlorine to produce ethylene dichloride and transport it via barge to Westlake's Calvert City site.
In addition, OpCo produces ethylene co-products including chemical grade propylene, crude butadiene, pyrolysis gasoline and hydrogen. OpCo sells its output of these co-products to external customers.

Calvert City Olefins
One of OpCo's natural gas liquids processing facilities is located at Westlake's Calvert City site, which we refer to as Calvert City Olefins. The capacity of Calvert City Olefins is 630 million pounds per year. We completed a project in early 2014 at Calvert City Olefins to convert its feedstock from propane to ethane and increase its ethylene capacity by approximately 180 million pounds annually. This conversion enabled OpCo to access low-cost ethane produced from the Marcellus Shale versus higher cost propane historically utilized by Calvert City Olefins as a feedstock. In January 2016, we announced an expansion project to increase the ethylene capacity at Calvert City Olefins. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity at Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project. This expansion is expected to be funded through borrowings from Westlake.
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
Ethylene Sales Agreement
OpCo and Westlake entered into the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year.
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
Omnibus Agreement
We entered into the Omnibus Agreement with Westlake and OpCo, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the natural gas liquids processing facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.
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
Environmental and Other Regulations
As is common in our industry, processing natural gas liquids involves the use, storage, transportation and disposal of large quantities of toxic and hazardous materials, and our processing operations require the generation and disposal of large quantities of hazardous wastes. We are subject to extensive, evolving and increasingly stringent federal, state and local environmental laws and regulations, which address, among other things, the following:

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
In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and services agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The cost incurred by Westlake that has been invoiced to PolyOne to provide the environmental remediation services was $2.2 million and $2.8 million in 2015 and 2014, respectively. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne sought to readjust the percentage allocation of costs and to recover approximately $1.4 million from Westlake in reimbursement of previously paid remediation costs. In December 2015, the arbitration panel dismissed the proceeding with prejudice. In a separate proceeding in Ohio state court, Westlake is seeking certain insurance documents from PolyOne.
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
General. It is our policy to comply with all environmental, health and safety requirements and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2015, OpCo incurred capital expenditures of $5.4 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $9.9 million in 2016 and $9.4 million in 2017, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding our assets, and those of Westlake, for various air compliance issues. We and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. Westlake has reached a verbal agreement with the LDEQ to settle certain of the NOVs in two separate settlements for a combined $0.2 million in civil penalties.
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

Employees
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2015, 142 employees were seconded to OpCo. Of these, 21 are covered by collective bargaining agreements that expire on November 1, 2019. There have been no strikes or lockouts, and neither OpCo nor Westlake has experienced any work stoppages throughout its history. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.
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
Competition
Due to the Ethylene Sales Agreement and integration with Westlake, OpCo does not directly compete with other natural gas liquids processors for 95% of the planned volumes it produces. It is only on the 5% of planned ethylene volumes not sold to Westlake where OpCo competes with other regional merchant natural gas liquids processors, LyondellBasell Industries, N.V., Royal Dutch Shell, Williams Companies, BASF Corporation and Flint Hills Resources.
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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced since the third quarter of 2014 and continuing through 2015 (as of December 31, 2015, over 65% lower than their 2014 peak levels) lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•
severe financial hardship or bankruptcy of Westlake or one of our other customers, or the occurrence of other events affecting our ability to collect payments from Westlake or our other customers, including any of our customers' default;

•	volatility and cyclical downturns in the chemicals industry and other industries which materially and adversely impact Westlake and our other customers;

•	Westlake's inability to perform, or any other default on its obligations, under the Ethylene Sales Agreement;

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

•
changes in the marketplace that may affect supply and demand for ethane or ethylene, including decreased availability of ethane (which may result from greater restrictions on hydraulic fracturing, any reduction in hydraulic fracturing due to low crude oil prices or exports of natural gas liquids from the United States, for example), increased production of ethylene or export of ethane or ethylene from the United States;

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as those experienced since the third quarter of 2014 and continuing through 2015, and could be less than the margin we earn from ethylene sales to Westlake;

•	the level of capital expenditures we or OpCo make;

•	the cost of acquisitions;

•	construction costs;

•	fluctuations in our or OpCo's working capital needs;

•	our or OpCo's ability to borrow funds (including under our or OpCo's revolving credit facilities) and access capital markets;

•	our or OpCo's debt service requirements and other liabilities;

•	restrictions contained in our or OpCo's existing or future debt agreements; and

•	the amount of cash reserves established by our general partner.
We will require a significant amount of cash to service our debt and OpCo’s debt, including borrowings under our and OpCo’s credit facilities with Westlake. Our ability to make payments on and refinance this debt will depend on our ability to generate cash in the future, which is subject to the same factors described above in connection with our ability to pay quarterly distributions to unitholders. Cash that is used to service debt will be unavailable for distributions to our unitholders.
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
OpCo's operations are subject to significant hazards and risks inherent in natural gas liquids processing operations. These hazards and risks include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions, any of which could result in production and transportation difficulties and disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. There is also risk of mechanical failure of OpCo's facilities both in the normal course of operations and following unforeseen events. Any adverse developments at any of OpCo's facilities could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
The ethylene sales price charged under the Ethylene Sales Agreement is designed to permit OpCo to cover the substantial majority of its operating costs, but not our public partnership and other OpCo costs, which will reduce our net operating profit.
The purchase price under the Ethylene Sales Agreement is based on OpCo's actual ethane, other feedstock and natural gas costs and an annual estimate of other operating costs and maintenance capital expenditures and other turnaround expenditures. The price is designed to permit OpCo to recover the portion of its costs of feedstocks and other costs to operate the natural gas liquids processing facilities associated with the percentage of its processing capacity purchased by Westlake and generate a fixed margin per pound of ethylene purchased by Westlake. The price is not designed to allow OpCo to recover any capital expenditures related to expansion (such as our plans to upgrade and expand the capacity of Petro 1 and our facility in Calvert City), or operational efficiency. The ethylene sales price also does not increase to cover our public partnership costs. Both of these costs reduce our net operating profit.
The fee structure of the Ethylene Sales Agreement may limit OpCo's ability to take advantage of favorable market developments in the future.
The Ethylene Sales Agreement sets a $0.10 per pound margin for a substantial majority of OpCo's ethylene production, limiting OpCo's ability to take advantage of potential decreased ethane and other feedstock prices, potential increased ethylene prices or other favorable market developments. Under these circumstances, OpCo may not be in a position to enable its partners, including us, to benefit from favorable market developments (including any potential ethylene price increase in the future) through increased distributions. In addition, under these circumstances, OpCo may be disadvantaged relative to those of its competitors that are in a better position to take advantage of favorable market developments.
If OpCo is unable to renew or extend the Ethylene Sales Agreement beyond the initial 12-year term or the other agreements with Westlake upon expiration of these agreements, our ability to make distributions in the future could be materially adversely affected and the value of our units could decline.
Westlake's obligations under the Ethylene Sales Agreement, the Feedstock Supply Agreement and the related services and secondment agreement will become terminable by either party commencing December 31, 2026. If OpCo were unable to reach agreement with Westlake on an extension or replacement of these agreements, then our ability to make distributions on our common units could be materially adversely affected and the value of our common units could decline.
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
Westlake has (1) leased to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins and (2) granted OpCo rights to access and use certain other portions of Westlake's facilities that are necessary to operate OpCo's units at such facilities. The site lease agreements each have a term of 50 years and may be renewed if agreed to by the parties. If an event of default with respect to bankruptcy of OpCo occurs, if Westlake terminates the Ethylene Sales Agreement in accordance with its provisions either for cause or due to a force majeure event, or if OpCo ceases to operate Lake Charles Olefins or Calvert City Olefins for six consecutive months (other than due to force majeure or construction following a casualty loss), Westlake may terminate the applicable site lease following notice and expiration of a cure period to remedy the default. In addition, if OpCo fails to act in good faith to expeditiously restore Lake Charles Olefins or Calvert City Olefins following a casualty loss, Westlake has the ability to terminate the applicable site lease agreement, to restore Lake Charles Olefins or Calvert City Olefins, as the case may be, and to purchase such natural gas liquids processing facilities at fair market value. If OpCo is unable to renew the site lease agreements or if Westlake terminates one or both of the site lease agreements, OpCo may have to relocate Lake Charles Olefins and Calvert City Olefins, abandon the assets or sell the assets to Westlake, the result of which may have a material adverse effect on our business, results of operations and financial condition.
OpCo depends upon Westlake for numerous services and for its labor force.
Pursuant to a services and secondment agreement, Westlake is obligated to provide OpCo operating services, utility access services and other key site services. Westlake provides the services of certain of its employees, who act as OpCo's agents in operating and maintaining OpCo's natural gas liquids processing facilities. If this agreement is terminated or if Westlake or its affiliates fail to satisfactorily provide these services or employees, OpCo would be required to hire labor, provide these services internally or find a third-party provider of these services. Any services or labor OpCo chooses to provide internally may not be as cost effective as those that Westlake or its affiliates provide, particularly in light of OpCo's lack of experience as an independent organization. If OpCo is required to obtain these services or labor from a third party, it may be unable to do so in a timely, efficient and cost-effective manner, the services or labor it receives may be inferior to or more costly than those that Westlake is currently providing, or such services and labor may be unavailable. Moreover, given the integration of OpCo's natural gas liquids processing facilities and Westlake's Lake Charles and Calvert City facilities, it may not be practical for us or for a third party to provide site services or labor for OpCo's natural gas liquids processing facilities separately.
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
The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or borrowings (including any under our credit facilities,) and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods when we record net income. We may be unable to access our revolving credit facilities when we do not have sufficient cash flows to pay cash distributions.

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
Chemical manufacturing facilities may be at greater risk of terrorist attacks than other potential targets in the U.S. As a result, the chemicals industry responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the U.S. Simultaneously, local, state and federal governments began a regulatory process that led to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers' businesses could be adversely affected because of the cost of complying with these regulations.
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
Our operations produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
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
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the U.S. or other jurisdictions could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from customers or disruptions of fuel supplies and markets if North American and global utilities are direct targets or indirect casualties of an act of terror or war. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
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

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period, or may cause us not to borrow funds to pay cash distributions when we do not otherwise have the funds pay such cash distributions;

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
In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our general partner is permitted to act in its sole discretion, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee, then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 2, 2016, Westlake owned an aggregate of 52.2% of our common and subordinated units. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. Both of these conditions provide Westlake the ability to prevent the removal of our general partner.
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

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or we become subject to material entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced, which would likely cause a substantial reduction in the value of our common units. Proposed regulations issued by IRS in May 2015 may make it difficult or impossible for us to maintain our status as a partnership after a ten-year transition period.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). Failing to meet the Qualifying Income Exception would cause us to be treated as a corporation for U.S. federal income tax purposes.
Prior to our initial public offering, we requested and obtained a favorable private letter ruling from the IRS to the effect that income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Code. However, no ruling has been or will be requested from the IRS regarding our treatment as a partnership for U.S. federal income tax purposes.
On May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations (the "Proposed Regulations") regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide industry-specific rules regarding the Qualifying Income Exception, including whether an activity constitutes the processing or refining of a natural resource, which limit the extent to which income generated from the processing and refining of products derived from crude oil and natural gas constitutes qualifying income. In the event that an activity does not satisfy the Qualifying Income Exception standards set forth therein, the Proposed Regulations include a proposed ten-year transition period for partnerships like us, who already received a private letter ruling that the income from that activity was qualifying income. The U.S. Treasury Department and the IRS requested comments from industry participants regarding the standards set forth in the Proposed Regulations. We have timely submitted our comments and have had discussions with the IRS and the U.S. Treasury Department. If the Proposed Regulations become final in their current form, such final regulations would make it difficult or impossible for us to satisfy the Qualifying Income Exception after the proposed ten-year transition period. The market price of our common units may decline significantly following, or in anticipation of, the expiration of any such transition period.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Louisiana, Kentucky and Texas. Texas and Kentucky impose entity-level franchise or gross receipt taxes on partnerships. In the future, we may expand our operations. Imposition of similar entity-level taxes on us in Louisiana or other jurisdictions that we may expand to could substantially reduce our cash available for distribution to you.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes. The sale or exchange of 50% or more of the capital and profits interests in OpCo during any 12-month period will result in the termination of OpCo for federal income tax purposes.
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. As of March 2, 2016, Westlake owned 52.2% of the total interests in our capital and profits. Therefore, a transfer by Westlake of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder's taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
OpCo is treated as a partnership for federal income tax purposes and will be considered to have technically terminated and to have formed a new partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in OpCo’s capital and profits within a twelve month period. Such a termination could result in a deferral of depreciation deductions allowable in computing our taxable income.
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
We currently own assets and conduct business in Kentucky, Louisiana and Texas. Kentucky and Louisiana currently impose a personal income tax on individuals, Kentucky and Texas impose an entity-level franchise or gross receipts tax on a variety of legal entities, and Kentucky and Louisiana impose a corporate income tax on corporations and other entities treated as corporations for federal income tax purposes. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose similar taxes. It is your responsibility to file all U.S. federal, foreign, state and local tax returns.
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

	High	Low
Year Ended December 31, 2015
4th Quarter	$22.25	$15.58
3rd Quarter	24.47	17.38
2nd Quarter	28.99	19.21
1st Quarter	27.82	24.95
Year Ended December 31, 2014
4th Quarter	$30.85	$25.54
3rd Quarter (From July 30, 2014)	34.31	28.57
As of the close of business on March 2, 2016, based upon information received from our transfer agent, there were two holders of record of our common units. We have issued 12,686,115 subordinated units, for which there is no established public trading market. All of the subordinated units are held by Westlake. The principal difference between our common units and subordinated units is that for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.
Cash distributions paid to unitholders for the years ended December 31, 2015 and 2014 were as follows:

Record Date	Payment Date	Amount per Limited Partner Unit
Year Ended December 31, 2015
February 11, 2016	February 26, 2016	$0.3080
November 9, 2015	November 27, 2015	0.2994
August 13, 2015	August 27, 2015	0.2910
May 12, 2015	May 27, 2015	0.2829
Year Ended December 31, 2014
February 9, 2015	February 24, 2015	$0.2750
November 10, 2014 (1)	November 25, 2014	0.1704

______________________________

(1)	Represents initial prorated quarterly cash distribution for the period from August 4, 2014 through September 30, 2014 of $0.2750 per unit.
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
Purchase of Additional Interests in OpCo
On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. In order to fund this purchase, we entered into a revolving credit facility (the "MLP Revolver") with a subsidiary of Westlake, which has a total borrowing capacity of $300.0 million. We intend to rely on the MLP Revolver in making any additional purchases of limited partner interests in OpCo in the future. For more information on the MLP Revolver, please see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Indebtedness—MLP Revolver."

Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following information should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated and combined financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2014 (1)	2013	2012	2011
			Predecessor	Predecessor	Predecessor
	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$1,007,221	$1,749,700	$2,127,747	$2,249,098	$2,251,043
Gross profit	382,882	745,812	872,607	635,652	409,098
Selling, general and administrative expenses	23,550	29,256	25,451	24,103	24,312
Income from operations	359,332	716,556	847,156	611,549	384,786
Interest expense	(4,967)	(10,499)	(8,032)	(8,937)	(8,947)
Other income, net (2)	160	3,151	7,701	4,186	2,804
Income before income taxes	354,525	709,208	846,825	606,798	378,643
Provision for income taxes	672	199,388	300,279	210,878	131,670
Net income	$353,853	$509,820	$546,546	$395,920	$246,973
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	361,334
Net income subsequent to initial public offering	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.47	$0.50
Subordinated units	$1.47	$0.50
Balance Sheet Data (end of period):
Cash and cash equivalents	$169,559	$133,750	$—	$—	$—
Working capital (3)	167,593	164,661	43,642	40,336	90,420
Total assets	1,290,349	1,096,435	1,041,474	834,843	800,376
Total debt	384,006	227,638	252,973	253,000	253,000
Partners' equity	847,167	834,950	455,432	273,812	216,705
Distributions per unit (4)	$1.18	$0.45	$—	$—	$—
Other Operating Data:
Cash flow from:
Operating activities	$452,542	$604,012	$602,509	$496,821	$268,716
Investing activities	(231,185)	(202,956)	(230,050)	(158,008)	(71,637)
Financing activities	(185,548)	(267,306)	(372,459)	(338,813)	(197,079)
Depreciation and amortization	81,210	77,611	73,463	64,257	57,193
Capital expenditures	231,185	202,823	223,130	158,440	73,681
MLP distributable cash flow (5)	37,730	13,812	—	—	—
EBITDA (6)	$440,702	$797,318	$928,320	$679,992	$444,783

______________________________

(1)	Includes amounts for the pre-IPO period from January 1, 2014 through August 3, 2014 and post-IPO period from August 4, 2014 through December 31, 2014.

(2)	Pre-IPO 2014 and 2013 Predecessor's other income, net are composed of equity in income of joint venture, claims recovery, franchise taxes and other gains and losses.

(3)	Working capital equals current assets less current liabilities.

(4)
Distribution per unit for 2014 represents cash distributions per common and subordinated units for the initial period from August 4, 2014 to September 30, 2014 and for the quarter ended December 31, 2014. Distribution per unit for 2015 represents cash distributions per common and subordinated units for the quarters ended March 31, June 30, September 30 and December 31, 2015.

(5)
We also use MLP distributable cash flow (a non-GAAP financial measure) to analyze our performance. We define distributable cash flow as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow attributable to periods subsequent to the date of our IPO less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo. MLP distributable cash flow does not reflect changes in working capital balances. MLP distributable cash flow is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships, our ability to incur and service debt and fund capital expenditures and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities. We believe that the presentation of MLP distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. MLP distributable cash flow should not be considered an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. MLP distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. It should be noted that other limited partnerships and companies calculate MLP distributable cash flows differently, and, therefore, MLP distributable cash flows as presented for us may not be comparable to MLP distributable cash flows reported by other partnerships and companies. The following table reconciles MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2015	2014
MLP distributable cash flow	$37,730	$13,812
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	301,215	136,929
Net income attributable to the Predecessor	—	361,334
Maintenance capital expenditures (1)	67,935	17,629
Contribution to turnaround reserves (1)	28,183	11,947
Less:
Depreciation and amortization (1)	(81,210)	(31,831)
Net income	$353,853	$509,820
Changes in operating assets and liabilities and other	97,163	82,902
Equity in income of joint venture, net of dividends	—	1,073
Deferred income taxes	(456)	8,608
Loss from disposition of fixed assets	1,812	1,544
Provision for doubtful accounts	170	65
Net cash provided by operating activities	$452,542	$604,012

______________________________
1) 2014 balances include the amounts for the period from August 4, 2014 through December 31, 2014 only.

(6)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as

"GAAP." For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because, in addition to the MLP distributable cash flow measure as described above, our management considers EBITDA an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of partnerships and companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other partnerships and companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of Predecessor's operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income and to cash flows from operating activities, the most directly comparable GAAP measures.
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2015	2014	2013	2012	2011
			Predecessor	Predecessor	Predecessor
EBITDA	$440,702	$797,318	$928,320	$679,992	$444,783
Less:
Provision for income taxes	(672)	(199,388)	(300,279)	(210,878)	(131,670)
Interest expense	(4,967)	(10,499)	(8,032)	(8,937)	(8,947)
Depreciation and amortization	(81,210)	(77,611)	(73,463)	(64,257)	(57,193)
Net income	$353,853	$509,820	$546,546	$395,920	$246,973
Changes in operating assets and liabilities and other	97,163	82,902	16,562	105,804	22,907
Income from equity method investment, net of dividends	—	1,073	402	277	(364)
Deferred income taxes	(456)	8,608	37,054	(8,096)	(1,859)
Loss from disposition of fixed assets	1,812	1,544	1,905	2,834	30
Provision for doubtful accounts	170	65	40	82	1,029
Net cash provided by operating activities	$452,542	$604,012	$602,509	$496,821	$268,716

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in this report.
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
The Initial Public Offering
On August 4, 2014, the Partnership closed its IPO of 12,937,500 common units. See Note 2 to the consolidated and combined financial statements within this report for a description of the IPO, as well as the assets and liabilities contributed to us and agreements entered in connection with the IPO.
Purchase of Additional Interests in OpCo
On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. In order to fund this purchase, we entered into a revolving credit facility (the "MLP Revolver") with a subsidiary of Westlake, which has a total borrowing capacity of $300.0 million. We intend to rely on the MLP Revolver in making any additional purchases of limited partner interests in OpCo in the future. For more information on the MLP Revolver, please see "Liquidity and Capital Resources—Indebtedness—MLP Revolver."
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop facilities for the processing of natural gas liquids and related assets. Currently, our sole revenue generating asset is our 13.3% limited partner interest in OpCo. We control OpCo through our ownership of its general partner. Westlake retains the remaining 86.7% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner, 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. OpCo's assets include (1) two natural gas liquids processing facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one natural gas liquids processing facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. This agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene, plus a fixed margin per pound of $0.10 less revenue from co-products sales. Westlake has an option to take 95% of volumes in excess of the minimum commitment under the Ethylene Sales Agreement if we produce more than our planned production. Under the Ethylene Sales Agreement, the price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs.
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2015, all the third-party ethylene and co-products sales related to such third party ethylene sales have generated greater than 17% of our total revenues. The significant drop in crude oil prices since the third quarter of 2014 and continuing through 2015 may create volatility in the North American and global markets, which may result in further reduced prices and margins in third-party ethylene and such co-products sales in 2016.
Please refer to Note 2 to the consolidated and combined financial statements within this report for more information on the Ethylene Sales Agreement.
How We Source Feedstock
In connection with the IPO, OpCo entered into a 12-year feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. OpCo may purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
Please refer to Note 2 to the consolidated and combined financial statements within this report for more information on the Feedstock Supply Agreement.
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
Operating expenses, maintenance capital expenditures and turnaround costs are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures and turnaround costs directly affects our profitability and cash flows. We seek to manage our operating and maintenance expenses on our natural gas liquids processing facilities by scheduling maintenance and turnarounds over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence. The purchase price under the Ethylene Sales Agreement is not designed to cover capital expenditures for expansions.

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
Expenses
Selling, General and Administrative Expenses
The Predecessor's selling, general and administrative expenses included direct and indirect charges for the management and operation of our ethylene and other transportation assets allocated by Westlake for general corporate services such as treasury, information technology, legal, corporate tax, human resources, executive compensation, and other financial and administrative services. These expenses were charged or allocated to the Predecessor based on the nature of the expense and the Predecessor's proportionate share of fixed assets, headcount or other measure, as deemed appropriate. Subsequent to the IPO, under the Services and Secondment Agreement and the Omnibus Agreement, Westlake continues to charge us a combination of direct and allocated charges for similar general corporate services as those charged to the Predecessor historically. We also incur certain annual general and administrative expenses as a result of being a separate publicly traded partnership which were not reflected in the periods prior to the IPO.
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
Noncontrolling Interest
At the closing of the IPO, Westlake contributed a 5.8% limited partner interest and the general partner interest in OpCo to us. Immediately following the IPO, we used the IPO net proceeds to acquire an additional 4.8% limited partner interest in OpCo directly from OpCo and Westlake retained the remaining 89.4% limited partner interest in OpCo. Subsequently, in April 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. Westlake owns the remaining 86.7% limited partner interest in OpCo, which is recorded as noncontrolling interest in our consolidated financial statements.
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

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the year 2015. The consolidated and combined results of operations for the year 2014 consist of the consolidated results of the Partnership for the period from August 4, 2014 through December 31, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor's historical combined results of operations for the reasons discussed under "Factors Affecting the Comparability of Our Financial Results."

	Year Ended December 31,
	2015	2014	2013
			Predecessor
	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$834,918	$1,292,089	$1,603,043
Net co-products, ethylene and feedstock sales—third parties	172,303	457,611	524,704
Total net sales	1,007,221	1,749,700	2,127,747
Gross profit	382,882	745,812	872,607
Selling, general and administrative expenses	23,550	29,256	25,451
Income from operations	359,332	716,556	847,156
Other income (expense)
Interest expense—Westlake	(4,967)	(10,499)	(8,032)
Other income, net	160	3,151	7,701
Income before income taxes	354,525	709,208	846,825
Provision for income taxes	672	199,388	300,279
Net income	$353,853	$509,820	$546,546
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	361,334
Net income subsequent to initial public offering	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.47	$0.50
Subordinated units	$1.47	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115

	Year Ended December 31,
	2015		2014
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	-38.0%	-4.4%	-10.5%	-7.3%

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Average industry prices (1)
Ethane (cents/lb)	6.2	9.0	8.8
Propane (cents/lb)	10.7	24.7	23.7
Ethylene (cents/lb) (2)	30.6	58.4	57.1

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.
Summary
For the year ended December 31, 2015, net income was $353.9 million on net sales of $1,007.2 million. This represents a decrease in net income of $155.9 million compared to 2014 net income of $509.8 million on net sales of $1,749.7 million. Net sales for 2015 decreased by $742.5 million as compared to 2014 mainly due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement and lower average sales price of ethylene sold to third parties due to a significant decline in market prices in 2015. Co-products average sales prices were also lower in 2015 as compared to the prior year, primarily due to the decline in the market price of the co-products. Income from operations was $359.3 million in 2015 as compared to $716.6 million in 2014. Income from operations for the year ended December 31, 2015 decreased as compared to 2014 primarily as result of the overall lower margin achieved on ethylene resulting from the execution of the Ethylene Sales Agreement after the IPO and the decline in the market prices of ethylene and co-products, partially offset by lower feedstock and energy costs as well as lower selling, general and administrative expenses.
2015 Compared with 2014
Net Sales. Net sales decreased by $742.5 million, or 42.4%, to $1,007.2 million in 2015 from $1,749.7 million in 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement following the IPO, lower average sales price of ethylene sold to third parties due to the significant decline in market prices in 2015 and a lower volume of ethylene sold to third parties, partially offset by increased volume of ethylene sold to Westlake in 2015 as compared to 2014. The total ethylene sales volume in 2015 was lower as compared to 2014 due primarily to Westlake's retention of the Predecessor's ethylene procurement and reselling activities, which was partially offset by higher production in 2015 resulting from the Calvert City Olefins expansion in 2014 and other efficiency projects. Further, co-product sales prices were significantly lower in 2015 as compared to 2014, primarily due to the significant decline in market prices of co-products, which resulted in a decrease in co-product sales to third parties. This decrease in sales prices was partially offset by an increase in volume of co-product sales to third parties. Additionally, there were no excess feedstock sales subsequent to the IPO in 2014 or in 2015 as such activities were retained by Westlake. The overall average sales prices of ethylene and co-products in 2015 decreased by 38.0% as compared to 2014 and overall sales volumes in 2015 decreased by 4.4% as compared to 2014.
Gross Profit. Gross profit margin percentage decreased to 38.0% in 2015 from 42.6% in 2014 primarily due to a reduction in margin for ethylene sold to Westlake resulting from the Ethylene Sales Agreement and also due to the decline in margin from ethylene sold to third parties as a result of the significant decline in ethylene market prices during 2015. The decrease was largely offset by a drop in feedstock prices, a decrease in energy costs as well as the absence in 2015 of costs and lost production associated with the Calvert City Olefins turnaround, conversion and expansion activities that took place during the first and second quarters of 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $5.7 million, or 19.5%, to $23.6 million in 2015 from $29.3 million in 2014. The decrease was mainly attributable to the absence of an allocation from Westlake of labor costs attributable to the Predecessor's operations retained by Westlake after the IPO, partially offset by incremental selling, general and administrative expenses incurred by the Partnership subsequent to the IPO as a result of being a separate publicly-traded partnership.
Interest Expense. Interest expense decreased by $5.5 million to $5.0 million in 2015 from $10.5 million in 2014, primarily due to a lower average interest rate in 2015 as compared to the prior year. The lower average interest rate in 2015 as compared to the prior year was due to the repayment of a significant portion of the August 2013 Promissory Notes (as defined in "Liquidity and Capital Resources—Indebtedness") in April 2015, which bear a higher interest rate as compared to our other outstanding debt.

Other Income, Net. Other income, net decreased by $3.0 million to $0.2 million in 2015 from $3.2 million in 2014, primarily due to the absence of income attributable to the Predecessor's equity stake in a natural gas liquids pipeline joint venture that was not contributed to us in connection with the IPO.
Income Taxes. The effective income tax rate was 0.2% in 2015 as compared to 28.1% for 2014. The effective income tax rate in 2015 is not comparable to the effective income tax rate for 2014 as the Partnership is not subject to federal income taxes subsequent to the IPO.
2014 Compared with 2013
Net Sales. Net sales decreased by $378.0 million, or 17.8%, to $1,749.7 million in 2014 from $2,127.7 million in 2013, primarily attributable to lower average sales prices and sales volumes of ethylene sold to Westlake resulting from the Ethylene Sales Agreement, as well as the retention by Westlake of the Predecessor's ethylene procurement and reselling activities in connection with the IPO. The decrease in net sales was partially offset by an increase in average sales prices for ethylene and feedstock sold to third parties. Overall average sales prices in 2014 decreased by 10.5% as compared to 2013. Overall sales volumes in 2014 decreased by 7.3% as compared to 2013.
Gross Profit. Gross profit margin percentage of 42.6% in 2014 increased from 41.0% in 2013. The improvement in gross profit margin percentage was predominantly due to lower feedstock costs, which were attributable to an overall decrease in use of propane partially offset by an increase in ethane and energy costs. In addition, gross profit percentage in 2014 was negatively impacted by the lower margins earned on ethylene sold to Westlake as a result of the Ethylene Sales Agreement, as well as the costs and lost production associated with the Calvert City Olefins turnaround, conversion and expansion activities that took place during the first and second quarters of 2014.
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
Cash Flows
Operating Activities
Operating activities provided cash of $452.5 million in 2015 compared to cash provided of $604.0 million in 2014. The $151.5 million decrease in cash flows from operating activities was mainly due to a decrease in net income from operations as a result of the Ethylene Sales Agreement by $155.9 million, partially offset by a decrease in use of cash for working capital purposes.
Operating activities provided cash of $604.0 million in 2014 compared to cash provided of $602.5 million in 2013. The $1.5 million increase in cash flows from operating activities was mainly due to a decrease in the use of cash for working capital purposes, partially offset by a decrease in net income during 2014 and lower non-cash deferred tax adjustment in 2014.
Investing Activities
Net cash used for investing activities during 2015 was $231.2 million as compared to net cash used for investing activities of $203.0 million in 2014. Capital expenditures were $231.2 million in 2015 compared to $202.8 million in 2014. Capital expenditures in 2015 were primarily incurred in connection with the planned upgrade and expansion of OpCo's Petro 1 facility to increase ethylene production capacity as further discussed under "Liquidity and Capital Resources—Capital Expenditures" below. The remaining capital expenditures in 2015 primarily related to projects to improve production capacity or reduce costs, maintenance and safety projects and environmental projects at our facilities.
Net cash used for investing activities during 2014 was $203.0 million as compared to net cash used for investing activities of $230.1 million in 2013. Capital expenditures were $202.8 million in 2014 compared to $223.1 million in 2013. Capital expenditures in 2014 were mainly incurred on the expansion and feedstock conversion project at Calvert City Olefins and the planned upgrade and expansion of Petro 1. Capital expenditures in 2013 were mainly incurred on the expansion of Petro 2, which was completed in the first quarter of 2013.
Financing Activities
Net cash used for financing activities during 2015 was $185.5 million as compared to net cash used for financing activities of $267.3 million during 2014. The activity during 2015 was primarily related to the repayment of $135.3 million of the August 2013 Promissory Notes and the distribution of $310.8 million to our common and subordinated unitholders (including Westlake) and of $31.1 million to Westlake with respect to its noncontrolling interest in OpCo for the quarters ended December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. The repayment and distributions were partially offset by our borrowings under the MLP Revolver to fund the purchase of an additional 2.7% limited partner interest in OpCo in April 2015 for $135.3 million and borrowings under the OpCo Revolver of $156.4 million to fund the capital expenditures for the Petro 2 and Petro 1 ethylene plants.
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
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures, we expect to fund them primarily from external sources, including borrowing directly from Westlake, as well as future issuances of equity and debt interests.
The Partnership maintains separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary and possible under then current market conditions, the issuance of additional equity interests or debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time, although it is not required to do so.
In order to fund non-annual turnaround expenditures, we cause OpCo to reserve approximately $30.0 million during each twelve-month period for turnaround activities. Each of OpCo's processing facilities requires turnaround maintenance approximately every five years. By reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
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

On February 1, 2016, the board of directors of Westlake Chemical Partners GP LLC, our general partner, announced a quarterly distribution of $0.3080 per unit payable on February 26, 2016 to unitholders of record on February 11, 2016, which equates to approximately $8.3 million per quarter, or approximately $33.3 million per year in aggregate, based on the number of common and subordinated units outstanding on December 31, 2015. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
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
Capital Expenditures
In April 2011, Westlake announced an expansion program to increase the ethylene production capacity of both of OpCo's Petro 1 and Petro 2 ethylene facilities in Lake Charles. The expansion of Petro 2 was completed in the first quarter of 2013 and increased ethylene production capacity by approximately 240 million pounds annually. We currently plan to begin the upgrade and capacity expansion of Petro 1 during the second quarter of 2016. This project is currently estimated to cost in the range of $275.0 million to $335.0 million and is expected to add approximately 250 million pounds of ethylene capacity annually. As of December 31, 2015, we had incurred a total cost of approximately $201.1 million on this capital project.
In January 2016, we announced an expansion project to increase the ethylene capacity of OpCo's ethylene plant at Calvert City Olefins. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases, the total ethylene capacity of OpCo's ethylene plant at Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with borrowings under the OpCo Revolver.
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in approximately 180 million pounds of additional annual capacity and also provided OpCo with 100% ethane feedstock capability at the facility.
Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the period from January 1, 2014 through August 3, 2014, Westlake loaned the Predecessor a principal amount of approximately $121.1 million, all of which was used for capital expenditures. During the period from August 4, 2014 through December 31, 2014 and during 2015, Westlake loaned OpCo $60.5 million and $291.7 million, respectively, all of which was used for capital expenditures. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2015, our cash and cash equivalents totaled $169.6 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
Indebtedness
August 2013 Promissory Notes
OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes incurred by Westlake on behalf of the Predecessor (the "August 2013 Promissory Notes") in connection with the closing of the IPO. Using proceeds from the IPO, OpCo repaid $78.9 million of the outstanding principal amount of the August 2013 Promissory Notes during 2014. During 2015, OpCo repaid $135.3 million of the outstanding principal amount of the remaining August 2013 Promissory Notes. As of December 31, 2015, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake ("OpCo Revolver") that may be used to fund growth projects and working capital needs. As of December 31, 2015, outstanding borrowings under the OpCo Revolver totaled $216.9 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In April 2015 we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2015, the outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2015 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter

	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$384.0	$—	$135.3	$216.9	$31.8
Interest (2)	49.1	13.3	24.0	7.7	4.1
Operating leases (3)	5.6	1.3	1.9	1.4	1.0
Purchase obligations (4)	41.5	41.5	—	—	—
Total	$480.2	$56.1	$161.2	$226.0	$36.9

______________________________

(1)	Long-Term Debt. Long-term debt consists of the August 2013 Promissory Notes and the revolving credit facility.

(2)	Interest Payments. Interest payments are based on interest rates in effect at December 31, 2015 and assume contractual amortization payments.

(3)
Operating Leases. Represent noncancelable operating leases with respect to rail cars that are subleased to OpCo and two site lease agreements for various periods. Pursuant to the site lease agreements, OpCo leases the real property underlying Lake Charles Olefins and Calvert City Olefins. OpCo is also granted rights to access and use certain other portions of Westlake's natural gas liquids processing facilities that are necessary to operate OpCo's natural gas liquids processing facilities. OpCo owes Westlake one dollar per site per year. Each of the site lease agreements has a term of 50 years.

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

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated and combined financial statements and related notes and believe those policies are reasonable and appropriate.
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, fair value estimates and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the consolidated and combined financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $81.2 million, $77.6 million and $73.5 million in 2015, 2014 and 2013, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $3.2 million, $0.3 million and $59.1 million in 2015, 2014 and 2013, respectively. Amortization in 2015, 2014 and 2013 of previously deferred turnaround costs was $16.8 million, $17.0 million and $15.5 million, respectively. As of December 31, 2015, deferred turnaround costs, net of accumulated amortization, totaled $32.3 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 7 and 8 to the audited consolidated and combined financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2015, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. See Note 16 to the consolidated and combined financial statements in this report for more information.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated and combined financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 20 to the consolidated and combined financial statements appearing elsewhere in this Form 10-K.

Recent Accounting Pronouncements
See Note 3 to the consolidated and combined financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Predecessor's and the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, the Predecessor's product margins and level of profitability tended to fluctuate with changes in the business cycle, and the Predecessor tried to protect against such instability through various business strategies. These strategies included ethylene feedstock flexibility and the use of derivative instruments in certain instances to reduce price volatility risk on feedstocks. In connection with the IPO, Westlake retained the Predecessor's open derivative positions. As of December 31, 2015 and December 31, 2014, we had no open commodity derivative positions. Additional information concerning derivative commodity instruments appears in Notes 15 and 16 to the consolidated and combined financial statements within this report.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2015, our variable rate debt totaled $384.0 million, all of which was owed to a wholly owned subsidiary of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $216.9 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. Historically, neither the Partnership nor the Predecessor engaged in hedging of variable rate debt. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, was 3.24% as of December 31, 2015. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $3.1 million, based on the December 31, 2015 debt balance.

Item 8. Financial Statements and Supplementary Data

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the consolidated and combined financial statements or notes thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Westlake Chemical Partners LP (the "Partnership") is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2015 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2015 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Westlake Chemical Partners LP and Board of Directors
of Westlake Chemical Partners GP LLC:
In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income, changes in equity, and cash flows present fairly, in all material respects, the financial position of Westlake Chemical Partners LP and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 8, 2016

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$169,559	$133,750
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	39,655	18,529
Accounts receivable, net—third parties	11,927	37,520
Inventories	3,879	6,634
Prepaid expenses and other current assets	267	212
Total current assets	225,287	196,645
Property, plant and equipment, net	1,020,469	842,057
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	38,779	51,919
Total other assets, net	44,593	57,733
Total assets	$1,290,349	$1,096,435
LIABILITIES
Current liabilities
Accounts payable—Westlake	$15,550	$7,470
Accounts payable—third parties	18,737	12,614
Accrued liabilities	23,407	11,900
Total current liabilities	57,694	31,984
Long-term debt payable to Westlake	384,006	227,638
Deferred income taxes	1,392	1,848
Other liabilities	90	15
Total liabilities	443,182	261,485
Commitments and contingencies (Notes 9 and 19)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	294,565	290,377
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,502	4,038
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	39,786	35,681
General partner—Westlake	(242,572)	(242,572)
Accumulated other comprehensive income	280	—
Total Westlake Chemical Partners LP partners' capital	96,561	87,524
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	750,606	747,426
Total equity	847,167	834,950
Total liabilities and equity	$1,290,349	$1,096,435
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
			Predecessor

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$834,918	$1,292,089	$1,603,043
Net co-products, ethylene and feedstock sales—third parties	172,303	457,611	524,704
Total net sales	1,007,221	1,749,700	2,127,747
Cost of sales	624,339	1,003,888	1,255,140
Gross profit	382,882	745,812	872,607
Selling, general and administrative expenses	23,550	29,256	25,451
Income from operations	359,332	716,556	847,156
Other income (expense)
Interest expense—Westlake	(4,967)	(10,499)	(8,032)
Other income, net	160	3,151	7,701
Income before income taxes	354,525	709,208	846,825
Provision for income taxes	672	199,388	300,279
Net income	$353,853	$509,820	$546,546
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	361,334
Net income subsequent to initial public offering	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.47	$0.50
Subordinated units	$1.47	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, 2015

(in thousands of dollars)
Net income	$353,853
Other comprehensive income:
Cash flow hedge:
Interest rate contract:
Adjustments in fair value of cash flow hedge	85
Reclassification of losses to net income	195
Total other comprehensive income	280
Comprehensive income	354,133
Comprehensive income attributable to noncontrolling interest in OpCo	314,022
Comprehensive income attributable to Westlake Chemical Partners LP	$40,111
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

	Predecessor	Partnership
	Net Investment	Common Unitholders - Public	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Accumulated Other Comprehensive Income	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2012	$273,812	$—	$—	$—	$—	$—	$—	$273,812
Contribution of debt payable to Westlake into net investment	238,600	—	—	—	—	—	—	238,600
Net income	546,546	—	—	—	—	—	—	546,546
Net distributions to Westlake	(603,526)	—	—	—	—	—	—	(603,526)
Balances at December 31, 2013	455,432	—	—	—	—	—	—	455,432
Net income from January 1, 2014 through August 3, 2014	361,334	—	—	—	—	—	—	361,334
Net distributions to Westlake prior to initial public offering	(448,101)	—	—	—	—	—	—	(448,101)
Predecessor net liabilities not assumed by OpCo	239,706	—	—	—	—	—	—	239,706
Balance as of August 4, 2014 (prior to initial public offering)	608,371	—	—	—	—	—	—	608,371
Allocation of net investment to unitholders	(608,371)	—	3,563	31,479	—	—	573,329	—
Proceeds from initial public offering, net of finance and other offering costs	—	286,088	—	—	—	—	—	286,088
Distribution to the noncontrolling interest in OpCo	—	—	—	—	—	—	(151,729)	(151,729)
Purchase of additional interest in OpCo	—	—	—	—	(242,572)	—	242,572	—
Net income	—	6,493	720	6,364	—	—	134,909	148,486
Quarterly distribution to unitholders	—	(2,204)	(245)	(2,162)	—	—	—	(4,611)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	—	(51,655)	(51,655)
Balances at December 31, 2014	—	290,377	4,038	35,681	(242,572)	—	747,426	834,950
Net income	—	19,044	2,114	18,673	—	—	314,022	353,853
Net effect of cash flow hedge	—	—	—	—	—	280	—	280
Quarterly distributions to unitholders	—	(14,856)	(1,650)	(14,568)	—	—	—	(31,074)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	—	(310,842)	(310,842)
Balances at December 31, 2015	$—	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
			Predecessor

	(in thousands of dollars)
Cash flows from operating activities
Net income	$353,853	$509,820	$546,546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	81,210	77,611	73,463
Provision for doubtful accounts	170	65	40
Loss from disposition of property, plant and equipment	1,812	1,544	1,905
Deferred income taxes	(456)	8,608	37,054
Income from equity method investment, net of dividends	—	1,073	402
Changes in operating assets and liabilities
Accounts receivable—third parties	25,424	(31,551)	14,352
Net accounts receivable—Westlake	(11,836)	(11,059)	—
Inventories	2,755	24,686	(6,057)
Prepaid expenses and other current assets	(55)	(624)	(150)
Accounts payable	836	(4,915)	7,362
Accrued and other liabilities	2,317	20,166	(20,852)
Other, net	(3,488)	8,588	(51,556)
Net cash provided by operating activities	452,542	604,012	602,509
Cash flows from investing activities
Additions to property, plant and equipment	(231,185)	(202,823)	(223,130)
Settlements of derivative instruments	—	(133)	(6,920)
Net cash used for investing activities	(231,185)	(202,956)	(230,050)
Cash flows from financing activities
Proceeds from debt payable to Westlake	291,709	181,642	231,067
Repayment of debt payable to Westlake	(135,341)	—	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(310,842)	(51,655)	—
Quarterly distributions to unitholders	(31,074)	(4,611)	—
Repayment of debt payable to Westlake with proceeds from the initial public offering	—	(78,940)	—
Net proceeds from issuance of common units	—	286,088	—
Proceeds from initial public offering distributed to Westlake	—	(151,729)	—
Net distributions to Westlake prior to initial public offering	—	(448,101)	(603,526)
Net cash used for financing activities	(185,548)	(267,306)	(372,459)
Net increase in cash and cash equivalents	35,809	133,750	—
Cash and cash equivalents at beginning of the year	133,750	—	—
Cash and cash equivalents at end of the year	$169,559	$133,750	$—
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop facilities and related assets for the processing of natural gas liquids. On August 4, 2014, the Partnership completed an initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135,341, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. OpCo owns three natural gas liquids processing facilities and a common carrier ethylene pipeline (collectively, the "Contributed Assets").
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
In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which the Partnership generates a substantial majority of its revenue. For more information, see Note 2 to the consolidated and combined financial statements.
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
The Partnership's operations consist of activities relating solely to the Contributed Assets. The Predecessor's operations consisted of the entire ethylene business of Westlake, including the activities of the Contributed Assets, as well as activities which were retained by Westlake. Ethylene business activities retained by Westlake include, but are not limited to, procuring feedstock, managing inventory and commodity risk and transporting ethylene from manufacturing facilities.
Basis of Presentation
The accompanying consolidated and combined financial statements have been prepared in conformity with the accounting principles generally accepted in the United States.
The Partnership holds a 13.3% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 86.7% limited partner interest in OpCo is owned directly by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 86.7% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
All financial information presented for the periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Financial information for the periods prior to the IPO represents the combined results of operations, financial position and cash flows of the Predecessor. The consolidated and combined financial statements for the years ended December 31, 2014 and 2013 were prepared as follows:

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

•
The consolidated statement of operations for the year ended December 31, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through December 31, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014 and for the year ended December 31, 2013.

•
The consolidated statement of cash flows for the year ended December 31, 2014 consists of the consolidated results of the Partnership for the period from August 4, 2014 through December 31, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014 and for the year ended December 31, 2013.

•
The consolidated statement of changes in equity for the year ended December 31, 2014 consists of the combined activity for the Predecessor prior to August 4, 2014, and the consolidated activity for the Partnership at and subsequent to the IPO on August 4, 2014 through December 31, 2014. The combined statement of changes in equity for the year ended December 31, 2013 consists entirely of the combined activity of the Predecessor.

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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $5,116 for the year ended December 31, 2015 and $2,638 for the period from August 4, 2014 to December 31, 2014. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2015, the Partnership's recorded goodwill was $5,814. See Note 8 for more information on the Partnership's annual goodwill impairment test.
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
Net Income per Unit
The accounting guidance for earnings per unit requires the Partnership to present basic earnings per unit and diluted earnings per unit. Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted average number of common units, subordinated units and incentive distribution rights outstanding. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and subordinated units. Diluted net income per limited partner unit is the same as basic net income per limited partner unit, as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2015 and 2014. During the period presented prior to the IPO, the Predecessor was wholly owned by Westlake. Accordingly, the Predecessor has not presented net income per unit.
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
The Predecessor utilized commodity derivative instruments to reduce price risks by purchasing or selling futures on established exchanges. The Predecessor took both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. The fair value of derivative financial instruments was estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that were corroborated by market data when active markets were not available. The Predecessor assessed both counterparty as well as its own nonperformance risk when measuring the fair value of derivative liabilities. The Predecessor did not consider its nonperformance risk to be significant. The Partnership did not enter into any commodity derivative instruments since the date of the IPO on August 4, 2014. During 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rates under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance and was designated as a cash flow hedge. During 2014 and 2013, the Predecessor had no cash flow hedges. See Note 15 for more information on the derivative instruments and Note 16 for a summary of the fair value of derivative instruments.
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
Fair Value of Financial Instruments
The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The fair value of the Partnership's debt differs from the carrying value due to the long-term maturities of the debt. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. See Note 16 for more information on the fair value of financial instruments.
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
Segment Reporting
The Partnership accounts for segment reporting in accordance with the Financial Accounting Standards Board guidance, which establishes standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership only operates one segment (natural gas liquids processing) and all of its operations are located in the United States.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Net Investment
In the consolidated and combined statements of changes in equity, net investment represents Westlake's historical investment in the Predecessor, its accumulated net earnings after taxes and the net effect of transactions with, and allocations from, Westlake.
Other Assets
Certain other assets (see Note 8) are amortized over periods ranging from five to 15 years using the straight-line method.
Comprehensive Income
The Partnership has reported no comprehensive income for the years ended December 31, 2014 and 2013 due to the absence of items of other comprehensive income.
2. Initial Public Offering and Purchase of Additional Interests
Initial Public Offering
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The result of the fee structure is that OpCo should recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is recognized during the current year and is recoverable from Westlake in the subsequent year.
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
Site Lease Agreements
OpCo entered into two site lease agreements with Westlake pursuant to which Westlake leases to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins, respectively, and grants OpCo rights to access and use certain other portions of Westlake's natural gas liquids processing facilities that are necessary to operate OpCo's production facilities. OpCo owes Westlake one dollar per site per year. The site lease agreements each have a term of 50 years. Each of the site lease agreements may be renewed if agreed by the parties.
Omnibus Agreement
The Partnership entered into an Omnibus Agreement with Westlake that addresses (1) Westlake's indemnification of the Partnership for certain matters, including environmental and tax matters, (2) the provision by Westlake of certain management and other general and administrative services to the Partnership and its general partner and (3) the Partnership's reimbursement to Westlake for such services. The Omnibus Agreement also addresses Westlake's right of first refusal on any proposed transfer of the natural gas liquids processing facilities that serve Westlake's other facilities and Westlake's right of first refusal on any proposed transfer of the Partnership's equity interests in OpCo.
Purchase of Additional Interests in OpCo
On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. In order to fund this purchase, the Partnership entered into a revolving credit facility with a total borrowing capacity of $300.0 million with

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

a subsidiary of Westlake. Westlake owns the remaining 86.7% limited partner interest in OpCo, which is recorded as noncontrolling interest in the 2015 consolidated financial statements.
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
Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights; related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminate certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard will be effective for reporting periods beginning after December 15, 2015 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The accounting standard will be effective for reporting periods beginning after December 15, 2016 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.
4. Financial Instruments
Cash Equivalents
The Partnership had $150,031 and $40,003 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at December 31, 2015 and December 31, 2014, respectively. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
5. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2015	2014
Trade customers	$12,097	$37,514
Allowance for doubtful accounts	(170)	—
	11,927	37,514
Other	—	6
Accounts receivable, net—third parties	$11,927	$37,520
6. Inventories
Inventories consist of the following:

	December 31,
	2015	2014
Finished products	$3,527	$6,257
Feedstock, additives and chemicals	352	377
Inventories	$3,879	$6,634

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2015	2014
Building and improvements	$16,124	$14,961
Plant and equipment	1,231,684	1,151,091
Other	67,353	61,533
	1,315,161	1,227,585
Less: Accumulated depreciation	(601,980)	(550,568)
	713,181	677,017
Construction in progress	307,288	165,040
Property, plant and equipment, net	$1,020,469	$842,057
Depreciation expense on property, plant and equipment of $64,369, $60,004 and $57,299 is included in cost of sales in the consolidated and combined statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.
8. Other Assets
Other assets consist of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Weighted Average Life
Intangible Asset—Goodwill	$5,814	$—	$5,814	$5,814	$—	$5,814
Deferred charges and other assets
Interest rate contract	436	$—	436	—	—	—
Turnaround costs	100,020	(67,767)	32,253	96,835	(51,536)	45,299	6
Other	8,710	(2,620)	6,090	8,662	(2,042)	6,620	15
Total deferred charges and other assets	109,166	(70,387)	38,779	105,497	(53,578)	51,919
Other assets, net	$114,980	$(70,387)	$44,593	$111,311	$(53,578)	$57,733
Amortization expense on other assets of $16,841, $17,607 and $16,164 is included in the consolidated and combined statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.
Goodwill
The impairment test for the recorded goodwill was performed in October 2015 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2016 to 2024, to reflect the cyclicality of the Partnership's business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2015	2014
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$167,116
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 3.0%, original scheduled maturity of August 4, 2019)	216,890	60,522
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	—
Long-term debt payable to Westlake	$384,006	$227,638
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
In connection with the IPO on August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (the "OpCo Revolver"). The OpCo Revolver accrues interest quarterly at a rate of LIBOR plus 3.0%, which may be paid-in-kind as an addition to the principal at OpCo's option. Proceeds drawn under the OpCo Revolver during 2015 were used to fund capital expenditures at OpCo's ethylene plants.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with Westlake (the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. The interest rate contract terminates on the earlier of the MLP Revolver maturity date or in August 2018. See note 15 for additional information on the interest rate contract.
As of December 31, 2015, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 3.30% and 4.35% at December 31, 2015 and 2014, respectively.
As of December 31, 2015, the Partnership had no maturities of long-term debt until 2018. The MLP Revolver matures on April 29, 2018, the OpCo Revolver matures on August 4, 2019, and the August 2013 Promissory Notes mature on August 1, 2023.
10. Net Income Per Limited Partner Unit
On February 1, 2016, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP") announced a quarterly cash distribution for the period from October 1, 2015 to December 31, 2015 of $0.3080 per unit, or $8,335 in total. This distribution was paid on February 26, 2016 to unitholders of record on February 11, 2016.
Our distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions and the related periods pertaining to such distributions.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	Year Ended December 31
	2015	2014
Net income attributable to the Partnership	$39,831	$13,577
Less limited partners' distribution:
Common unitholders	16,980	6,403
Subordinated unitholders	14,986	5,649
Net income in excess of distribution	$7,865	$1,525
Cash distributions per unit to limited partners (1)	$1.18	$0.45
______________________________

(1)	2014 per unit amount represents cash distributions for the period since the IPO through December 31, 2014.
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, Partnership uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented. Net income per unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to August 4, 2014.

	December 31, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,980	$14,986	$—	$31,966
Net income in excess of distribution	4,178	3,687	—	7,865
Net income	$21,158	$18,673	$—	$39,831
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.47	$1.47		$1.47

	December 31, 2014
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$6,403	$5,649	$—	$12,052
Net income in excess of distribution	810	715	—	1,525
Net income	$7,213	$6,364	$—	$13,577
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.50	$0.50		$0.50

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
Sales to related parties were as follows:

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Net sales—Westlake	$834,918	$1,292,089	$1,603,043
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
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Feedstock purchased from Westlake and included in cost of sales	$307,582	$155,232	$—
Other charges from Westlake and included in cost of sales	74,050	60,264	61,770
Total	$381,632	$215,496	$61,770
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Services received from Westlake and included in selling, general and administrative expenses	$20,681	$21,302	$24,054
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2015	2014	2013
			Predecessor
Goods and services purchased from Westlake and capitalized as assets	$4,332	$5,823	$20,222
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
The related party accounts receivable and accounts payable balances were as follows:

	December 31,
	2015	2014
Accounts receivable, net—Westlake	$39,655	$18,529
Accounts payable—Westlake	15,550	7,470
Debt Payable to Related Parties
OpCo assumed the August 2013 Promissory Notes and entered into a senior unsecured revolving credit facility with Westlake in connection with the IPO. Prior to the IPO, the Predecessor funded certain capital expenditures through the August 2013 Promissory Notes payable to Westlake which were assumed by the Partnership in connection with the IPO. See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances, net of capitalized interest, for the year ended December 31, 2015 and for the period from August 4, 2014 to December 31, 2014 were $4,967 and $10,499, respectively, and are reflected as a component of other income (expense) in the consolidated and combined statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $5,116 for the year ended December 31, 2015 and was $2,638 for the period from August 4, 2014 to December 31, 2014. At December 31, 2015 and 2014, accrued interest on related party debt was $2,879 and $2,403, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets. At December 31, 2014, accrued interest of $7,506 was included as a component of the outstanding debt payable to Westlake.
Debt payable to related parties was as follows:

	December 31,
	2015	2014
Long-term debt payable to Westlake	$384,006	$227,638
General
OpCo, together with other subsidiaries of Westlake not included in these consolidated and combined financial statements, are guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. As of December 31, 2015, Westlake had outstanding letters of credit totaling $30,098 under its revolving credit facility and $754,000 principal amount outstanding under its senior notes (less the unamortized discount of $774).
The indentures governing Westlake's senior notes prevent OpCo from making distributions to the Partnership if any default or event of default (as defined in the indentures) exists. However, Westlake's credit facility does not prevent OpCo from making distributions to the Partnership.
During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. See note 15 for additional information on the interest rate contract.
During the year ended December 31, 2015, the Partnership reimbursed $1,033 to Westlake for certain state tax payments.

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
Subordinated Unit
The subordinated unitholders have similar rights as the common unitholders. However, during the subordination period, the subordinated unitholders are not entitled to receive quarterly distributions from operating surplus until the common unitholders have received the minimum quarterly distribution from operating surplus and, among other things, in certain circumstances, are subordinated in the receipt of cash distributions upon liquidation. The subordination period will end on the first business day after the Partnership has earned and paid an aggregate amount of at least the minimum quarterly distribution multiplied by the total number of outstanding common and subordinated units for each of three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2017 and there are no outstanding arrearages on the Partnership's common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least 150.0% of the minimum quarterly distribution on an annualized basis multiplied by the total number of outstanding common and subordinated units and have earned that amount plus the related distribution on the incentive distribution rights, for any four-quarter period ending on or after June 30, 2015 and there are no outstanding arrearages on Partnership's common units.
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

13. Accumulated Other Comprehensive Income
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
Changes in accumulated other comprehensive income was as follows:

Year Ended December 31, 2015
Balance at January 1	$—
Interest rate contract - Other comprehensive income before reclassifications	85
Interest rate contract - Amounts reclassified to net income	195
Balance at December 31	$280
14. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. During the year ended December 31, 2015 and the period from August 4, 2014 through December 31, 2014, 16,963 phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership, which will vest on the third anniversary of the grant date. There were no forfeitures under the Plan during 2014 and 2015.
Non-vested phantom unit awards as of December 31, 2015 and 2014 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested balance at August 4, 2014	—	$—
Granted	4,404	29.49
Non-vested balance at December 31, 2014	4,404	29.49
Granted	12,559	20.57
Non-vested balance at December 31, 2015	16,963	$22.89
Each phantom unit represents the right to receive, upon vesting, a cash payment equal to the fair market value of one Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2015 were 1,253,037. The total compensation cost recognized during the year ended December 31, 2015 was $75 and for the period from August 4, 2014 through December 31, 2014 was $15, and is included in selling, general and administrative expenses and classified as a liability in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2015 was $286 and the weighted average remaining term of the units at December 31, 2015 was 2.29 years.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

15. Derivative Instruments
Commodity Risk Management
The Predecessor used derivative instruments to reduce price volatility risk on raw materials and products, as a substantial portion of its raw materials and products were commodities whose prices fluctuate as market supply and demand fundamentals change. The Predecessor employed strategies to protect against such instability, including ethylene product feedstock flexibility. The Predecessor did not use derivative instruments to engage in speculative activities. The Contributed Assets did not include the entity engaged in commodity risk management activities or any of its open derivative positions. The Partnership has not engaged in any hedging activity and did not use any derivative instruments related to the commodities in the period subsequent to the IPO through December 31, 2014 or during the year ended December 31, 2015.
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, are included in cost of sales in the consolidated and combined statements of operations. There were no derivative instruments that were designated as fair value hedges for the years ended December 31, 2015 and 2014. The following tables reflect the impact of derivative instruments designated as fair value hedges and the related hedged item on the combined statements of operations for the year ended December 31, 2013.

Derivative in Fair Value Hedging Relationship	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2013
		Predecessor
Commodity forward contracts	Cost of sales	$(303)

Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Hedged Items	Year Ended December 31, 2013
		Predecessor
Firm commitment designated as the hedged item	Cost of sales	$143
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated and combined statements of operations for the years ended December 31, 2014 and 2013. The Partnership had no derivative instruments that were not designated as hedging instruments subsequent to the IPO through December 31, 2014 or during the year ended December 31, 2015. The impact of derivative instruments that have not been designated as hedges in the consolidated and combined statements of operations for the years ended December 31, 2014 and 2013 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2014	2013
			Predecessor
Commodity forward contracts	Gross profit	$(9,244)	$5,438
There was no open derivative position related to commodities at December 31, 2014 or 2015.

Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, neither the Partnership nor the Predecessor had any interest rate contracts.
The fair value of the derivative instrument on the Partnership's consolidated balance sheet as of December 31, 2015 was as follows:

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	Derivative Asset
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of December 31, 2015
Interest rate contract	Other assets	$436
The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the year ended December 31, 2015:

Derivative in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Statement of Operations	Year Ended December 31, 2015
Interest rate contract—Loss reclassified from accumulated other comprehensive income to net income	Interest expense	$(195)

Derivative in Cash Flow Hedging Relationship	Year Ended December 31, 2015

Interest rate contract—Adjustments to fair value recognized in other comprehensive income	$85
There was no material ineffectiveness with regard to the Partnership and Predecessor's qualifying hedges for the years ended December 31, 2015, 2014, and 2013.
See Note 16 for the fair value of derivative instruments.
16. Fair Value Measurements
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
There were no assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2014. The following table summarizes, by level within the fair value hierarchy, the Partnership's asset under the interest rate contract that was accounted for at fair value on a recurring basis at December 31, 2015.

	December 31, 2015
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$436	$436
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3 month LIBOR forward curve). There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during 2015.
In addition to the above, the Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2015 and December 31, 2014 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$167,116	$167,116
OpCo Revolver	216,890	215,738	60,522	60,522
MLP Revolver	135,341	130,439	—	—
17. Income Taxes
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
The components of income tax disaggregated between the Partnership and the Predecessor are as follows:

	Partnership		Predecessor
	Year Ended December 31, 2015	Period from August 4, 2014 to December 31, 2014	Period from January 1, 2014 to August 3, 2014	Year Ended December 31, 2013
Current
Federal	$—	$—	$168,773	$233,014
State and local	1,128	800	21,207	30,211
	1,128	800	189,980	263,225
Deferred
Federal	—	—	6,890	32,675
State and local	(456)	265	1,453	4,379
	(456)	265	8,343	37,054
Total provision	$672	$1,065	$198,323	$300,279
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense disaggregated between the Partnership and the Predecessor is as follows:

	Partnership		Predecessor
	Year Ended December 31, 2015	Period from August 4, 2014 to December 31, 2014	Period from January 1, 2014 to August 3, 2014	Year Ended December 31, 2013
Provision for federal income tax, at statutory rate	$124,083	$52,343	$195,880	$296,389
State income tax provision, net of federal income tax effect	672	1,065	14,729	22,484
Partnership income not subject to entity-level federal income tax	(124,083)	(52,343)	—	—
Manufacturing deduction	—	—	(12,214)	(18,270)
Other, net	—	—	(72)	(324)
	$672	$1,065	$198,323	$300,279

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2015	2014
Property, plant and equipment	$(1,291)	$(1,650)
Turnaround costs	(101)	(198)
Total deferred tax liabilities	$(1,392)	$(1,848)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,392)	$(1,848)
Total deferred tax liabilities	$(1,392)	$(1,848)
18. Supplemental Information
Accrued Liabilities
Accrued liabilities were $23,407 and $11,900 at December 31, 2015 and 2014, respectively. Accruals related to capital expenditures and maintenance expenses, which are components of accrued liabilities, were $14,745 and $2,949 at December 31, 2015, respectively, and were $5,026 and $1,535 at December 31, 2014, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Operating Activity
The Predecessor settled $9,315 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding in 2014.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $14,552, $418 and $7,937 for the years ended December 31, 2015, 2014 and 2013, respectively.
Non-cash Financing Activity
Related party notes payable to Westlake of $238,600 were deemed settled through net investment in 2014. The non-cash settlement was recorded as an increase in Westlake's net investment in the Predecessor. No cash was transferred in connection with the deemed settlement of these notes.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized was $9,538 and $1,366 for the years ended December 31, 2015 and 2014, respectively. Income tax paid by the Partnership was $1,264 for the year ended December 31, 2015, of which $231 was paid directly to the tax authorities and $1,033 was paid to Westlake as reimbursement. No income tax payments were made in 2014 by the Partnership. Westlake uses a centralized cash management system to finance its operations. As such, interest, net of interest capitalized, and income taxes were paid directly by Westlake and charged to the Predecessor through related party accounts receivable, net prior to the IPO. Related party accounts receivable, net were settled immediately through net investment and, therefore, the Predecessor did not pay cash for interest expense or income tax expense during the year ended December 31, 2013.
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
In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and Services and Secondment Agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by Westlake that have been invoiced to PolyOne to provide the environmental remediation services were $2,210, $2,805 and $3,284 in 2015, 2014 and 2013, respectively. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne sought to readjust the percentage allocation of costs and to recover approximately $1,400 from Westlake in reimbursement of previously paid remediation costs. In December 2015, the arbitration panel dismissed the proceeding with prejudice. In a separate proceeding in Ohio state court, Westlake is seeking certain insurance documents from PolyOne.
Westlake will indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014.
State Administrative Proceedings. There are several administrative proceedings in Kentucky involving Westlake, Goodrich and PolyOne related to the same manufacturing site in Calvert City, which includes OpCo's natural gas liquids processing facility in Calvert City. In 2003, the Kentucky Environmental and Public Protection Cabinet (the "Cabinet") re-issued Goodrich's RCRA permit which requires Goodrich to remediate contamination at the Calvert City manufacturing site. Both Goodrich and PolyOne challenged various terms of the permit in an attempt to shift Goodrich's clean-up obligations under the permit to Westlake. Westlake intervened in the proceedings. The Cabinet has suspended all corrective action under the RCRA permit in deference to a remedial investigation and feasibility study ("RIFS") being conducted, under the auspices of the U.S. Environmental Protection Agency ("EPA") pursuant to an Administrative Settlement Agreement ("AOC"), which became effective on December 9, 2009. See "Federal Administrative Proceedings" below. Periodic status conferences will be held to evaluate whether additional proceedings will be required.
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
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Partnership's assets, and those of Westlake, for various air compliance issues. The Partnership and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. While settlement may result in a total civil penalty in excess of $100, such a settlement will likely cover assets owned by the Partnership and Westlake, and to the extent it covers the Partnership's assets, Westlake has reached a verbal agreement with the LDEQ to settle various NOVs in two separate settlements for a combined $192 in civil penalties.
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
Other Commitments
The Partnership is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2015, future minimum lease commitments were as follows:

2016	$1,300
2017	1,056
2018	817
2019	749
2020	682
Thereafter	994
$5,598
Rental expense was approximately $3,125, $3,558 and $3,933 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Partnership has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business. Such commitments are at prices not in excess of market prices.
20. Major Customer and Concentration of Credit Risk
During the years ended December 31, 2015, 2014 and 2013, Westlake accounted for approximately 82.9%, 73.8% and 75.3%, respectively, of the Partnership's and the Predecessor's net sales.
21. Subsequent Events
Distribution
On February 1, 2016, the Board of Directors of the Partnership's general partner announced a quarterly distribution of $0.3080 per unit, or $8,335 in total, which was paid on February 26, 2016 to unitholders of record as of February 11, 2016.
General
The financial statements of the Partnership are substantially comprised of the financial statements of OpCo, which issued its annual financial statements on February 24, 2016. Accordingly, the Partnership has evaluated transactions for consideration as recognized subsequent events in the annual financial statements through the date of February 24, 2016. Additionally, the Partnership has evaluated transactions that occurred as of the issuance of these financial statements, on March 8, 2016, for purposes of disclosure of unrecognized subsequent events.
22. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$258,391	$251,705	$248,619	$248,506
Gross profit	96,227	94,528	94,145	97,982
Income from operations	90,227	88,533	88,314	92,258
Net income	88,389	87,243	87,046	91,175
Net income attributable to Westlake Chemical Partners LP subsequent to the limited partners' interest in net income
Basic and diluted earnings per common unitholder	$0.31	$0.39	$0.37	$0.40
Basic and diluted earnings per subordinated unitholder	$0.31	$0.39	$0.37	$0.40

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	Predecessor	Predecessor
Net sales	$560,014	$524,135	$392,008	$273,543
Gross profit	232,314	246,546	164,993	101,959
Income from operations	224,536	240,381	156,133	95,506
Net income	143,874	153,844	118,173	93,929
Net income attributable to Westlake Chemical Partners LP subsequent to the IPO and limited partners' interest in net income
Basic and diluted earnings per common unitholder (1)(2)			$0.19	$0.32
Basic and diluted earnings per subordinated unitholder (1)(2)			$0.19	$0.32

______________________________

(1)
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

(2)	Represents quarterly net income per common and subordinated unit since the completion of the Partnership's IPO on August 4, 2014. See Note 10 to the consolidated and combined financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 44 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2015, as stated in their report that appears on page 45 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2015, we paid approximately $168.7 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of December 31, 2015. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and all of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to our partnership agreement.

Name	Age (as of December 31, 2015)	Position With Our General Partner
Albert Chao	66	President, Chief Executive Officer and Director
James Chao	68	Chairman of the Board of Directors
M. Steven Bender	59	Senior Vice President, Chief Financial Officer, Treasurer and Director
L. Benjamin Ederington	45	Vice President, General Counsel and Director
George Mangieri	65	Vice President and Chief Accounting Officer
Lawrence Teel	57	Senior Vice President, Olefins
Gary K. Adams	65	Director
Max L. Lukens	67	Director
David Lumpkins	61	Director
Albert Chao. Mr. Chao has been our general partner's President and Chief Executive Officer and a director since our general partner's formation in March 2014 and a director of OpCo's general partner since its formation. Additionally, Mr. Chao has been Westlake's President since May 1996 and a director since June 2003. Mr. Chao became Westlake's Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father, T.T. Chao, and his brother, James Chao, in founding Westlake, where he served as Executive Vice President until he succeeded James Chao as President. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
James Chao. Mr. Chao has been a director since our general partner's formation in March 2014 and Chairman of the Board since July 2014 and a director of OpCo's general partner since January 2016. Mr. Chao has also been Westlake's Chairman of the Board since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as Westlake's Vice Chairman. Mr. Chao also has responsibility for the oversight of Westlake's Vinyls business. Mr. Chao has over 45 years of global experience in the chemical industry. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother, Albert Chao, assisted their father, T.T. Chao, in founding Westlake. Mr. Chao is on the board of Baylor College of Medicine and KIPP (Knowledge is Power Program). Mr. Chao received his B.S. degree from Massachusetts Institute of Technology and an M.B.A. from Columbia University.
M. Steven Bender. Mr. Bender has been our general partner's Senior Vice President, Chief Financial Officer and a director since our general partner's formation in March 2014 and our general partner's treasurer since April 2015. Mr. Bender has also been Westlake's Senior Vice President and Chief Financial Officer since February 2008. In addition, Mr. Bender has served as its Treasurer since July 2011, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as Westlake's Vice President, Chief Financial Officer and Treasurer and from June 2005 to February 2007, he served as its Vice President and Treasurer. From June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
L. Benjamin Ederington. Mr. Ederington has been our general partner's Vice President, General Counsel and Secretary and a director since our general partner's formation in March 2014. He has also been Westlake's Vice President, General Counsel and Corporate Secretary since October 2013, and Westlake's Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since December 2015. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013 and interim Director of Government Affairs from March 2010 to April 2011. He began his legal career more than 19 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.

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
Gary K. Adams. Mr. Adams has been a director of our general partner since July 2014 and serves on the audit and conflicts committees. He has over 40 years of experience in the hydrocarbon processing industry and started his career with Union Carbide Corporation, advancing through various manufacturing and commercial assignments over a 15-year period. Mr. Adams currently serves as chief advisor on chemicals to IHS Inc. ("IHS"). He previously served more than 20 years with Chemical Market Association Inc. ("CMAI"), during which he progressed to president, CEO and chairman of CMAI in 1997, serving in those roles until CMAI was acquired by IHS in 2011. He also serves as a director of Phillip 66 Partners GP LLC and is the lead director and chair of its conflicts committee and a member of its audit committee. He is also a director of Trecora Resources and a member of its compensation and nomination and governance committees. Mr. Adams holds a B.S. from the University of Arkansas.
Max L. Lukens. Mr. Lukens has been a director of our general partner since June 2014 and is the Chairman of the audit committee. He has been a director of Westlake since August 2004. Since May 2006, Mr. Lukens has managed his personal investments. Mr. Lukens served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. until May 2006 and prior to that served as its Chairman of the Board from December 2002 to March 2004, and Interim Chief Executive Officer and President from September 2003 to March 2004. He was also previously employed by Baker Hughes Incorporated from 1981 to January 2000, where he served as Baker Hughes' Chairman of the Board, President and Chief Executive Officer from 1997 to January 2000. Between 2003 and 2009, he served as a director of NCI Building Systems, Inc. He also served as a director of The Pep Boys-Manny, Moe & Jack from August 2006 until October 2007 and again from June 2009 until September 2011. He was also Chairman of the Board of that company from June 2009 until he resigned in September 2011. Mr. Lukens was a Certified Public Accountant with Deloitte Haskins & Sells for 10 years and received both his B.S. and M.B.A. degrees from Miami University.
David Lumpkins. Mr. Lumpkins has been a director of our general partner since January 2015 and serves on the audit and conflicts committees. He was the co-founder, and Executive Chairman of the general partner, of PetroLogistics LP until it was acquired by Flint Hills Resources, LLC in July 2014. Previously, Mr. Lumpkins had been affiliated with the private equity firm Lindsay Goldberg, during which time he worked on a number of investment opportunities in the petrochemical and energy midstream industries, including PetroLogistics LP. Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley's Houston office and served as head of the firm's southwest region. He is a graduate of the University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of Crestwood Midstream GP LLC.
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Adams, Lukens and Lumpkins is independent as defined under the independence standards established by the NYSE and the Exchange Act.
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
The audit committee assists the board of directors of our general partner in its oversight of the integrity of our consolidated and combined financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.
Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Messrs. Adams and Lumpkins currently serve on the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors had ten meetings, our general partner's audit committee had seven meetings and our general partner's conflicts committee had nine meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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

NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2015 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of all Forms 3, 4 and 5, including any amendments, filed with the SEC in 2015, all required report filings by the directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2015, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner and us and Mr. Steve Bender devoted approximately 12.5% of his total business time to our general partner and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2015.
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
Named Executive Officers
For 2015, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Steven Bender. The compensation allocated to us in 2015 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2015.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2015, the Westlake Compensation Committee directly engaged the services of Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Towers Watson assists the Westlake Compensation Committee by providing updated comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2015, Westlake paid Towers Watson approximately $99,000 for executive compensation advisory services and approximately $364,000 for other consulting services (primarily related to potential acquisition due diligence on behalf of Westlake). The decision to engage Towers Watson for the non-executive compensation consulting services was made by management and approved by the Westlake Compensation Committee. In November 2015, the Westlake Compensation Committee assessed whether the work of Towers Watson for Westlake during 2015 raised any conflict of interest and concluded that no conflict of interest exists.
The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2015:

Air Products and Chemicals, Inc.	International Flavors & Fragrances Inc.
Albemarle Corporation	The Mosaic Company
Ashland Inc.	Olin Corporation
Axiall Corporation	PolyOne Corporation
Cabot Corporation	RPM International Inc
Celanese Corporation	Trinseo S.A.
CF Industries Holdings, Inc.	The Valspar Corporation
Eastman Chemical Company	W.R. Grace & Co.
FMC Corporation
As a result of changes in the Peer Group (including the pending acquisition of Airgas Inc. by Air Liquide S.A.) and in order to take into account the size and complexity of Westlake, the Peer Group was adjusted in November 2015 by adding International Flavors Fragrances Inc. and Trinseo S.A. to, and removing Airgas Inc., Chemtura Corporation and Huntsman Corporation from, the Peer Group.
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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2015, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee to:

•	ensure internal equity;

•	recognize individual performance and contributions; or

•	recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2015, see the proxy statement that is expected to be filed by Westlake in connection with its 2016 annual meeting of shareholders. In February 2016, the Westlake Compensation Committee set the base salaries for the Westlake NEOs as follows: $985,000 for

Mr. Albert Chao and $525,000 for Mr. Bender. The salaries of Mr. Albert Chao and Mr. Bender were increased from $953,000 and $500,000, respectively, after consideration of the Reference Points.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
Gary K. Adams
Max L. Lukens
David Lumpkins
M. Steven Bender
L. Benjamin Ederington

Executive Compensation
The following tables provide information regarding the compensation awarded to or earned during 2015 by the NEOs.
2015 Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Chao President and Chief Executive Officer	2015	$953,000	10.0%	$95,300
M. Steven Bender Senior Vice President Chief Financial Officer and Treasurer	2015	500,000	12.5%	62,500
______________________________

(1)	See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.

(2)	See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.

(3)	Reflects the portion of base salary allocated to us by Westlake for the period from January 1, 2015 through December 31, 2015.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates receive compensation for service on our board of directors and committees thereof. Our general partner implemented an annual retainer compensation package for the non-employee directors valued at approximately $130,000, of which approximately $65,000 is paid in the form of an annual cash retainer and the remaining $65,000 retainer fee is paid in a grant of phantom unit awards under the LTIP. In addition, our general partner pays the audit committee chairman an additional annual amount of $15,000 and each of the members of our general partner's conflicts committee received an additional amount of $15,000 for their service on that committee in 2015.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement.
The following table sets forth a summary of the compensation we paid to our non-employee directors in 2015:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
Gary K. Adams	$80,000	$65,000	$3,529	$148,529
Max L. Lukens	80,000	65,000	3,529	148,529
David Lumpkins	76,593	130,000	3,912	210,505
______________________________

(1)
The amounts reflected in this column represent the grant date fair value of restricted phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2015, Messrs. Adams, Lukens and Lumpkins each held 3,341 phantom units, which will become fully vested on August 19, 2018. In addition, as of December 31, 2015, Messrs. Adams and Lukens each held 2,202 phantom units, which will become fully vested on August 20, 2017 and Mr. Lumpkins held 2,536 phantom units, which will become fully vested on January 30, 2018. In all cases, for vesting to occur, the applicable non-employee director needs to continue to serve on our general partner's board of directors through the applicable date.

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
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Westlake Chemical Corporation	1,436,115	10.0%	12,686,115	100%	52.2%
Westlake Chemical Partners GP LLC	0	0	0	0	0
Albert Chao	45,000	*	0	0	0
James Chao	45,000	*	0	0	0
M. Steven Bender	10,000	*	0	0	0
L. Benjamin Ederington	10,000	*	0	0	0
Gary K. Adams	5,000	*	0	0	0
Max L. Lukens	125,000	*	0	0	0
David Lumpkins	0	0	0	0	0
All directors and executive officers as a group (9 persons)	257,500	1.8%	0	0	1.0%

______________________________
* Less than 1% of the outstanding common units.
The following table sets forth, as of March 1, 2016, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock (1)
Directors and Named Executive Officers of Our General Partner	Direct (2)	Other		Percent of Class
Albert Chao	922,471	92,010,554	(3)(4)	71.3%
James Chao	181,581	92,010,554	(4)(5)	70.8%
M. Steven Bender	136,405	0		*
L. Benjamin Ederington	4,582	0		*
Gary K. Adams	0	0		*
Max L. Lukens	17,327	0		*
David Lumpkins	0	0		*
All directors and executive officers as a group (9 persons)	1,298,698	92,010,554		71.6%

______________________________

*	Less than 1% of the outstanding shares of common stock.

(1)	None of the shares beneficially owned by the directors or officers are pledged as security.

(2)
The amounts include shares of common stock that may be acquired within 60 days from March 1, 2016 through the exercise of options held by Mr. Albert Chao (657,769), Mr. James Chao (70,049), Mr. Bender (92,370), Mr. Ederington (2,668) and all directors and executive officers as a group (834,423). The amounts also include unvested shares of restricted stock held by Mr. Bender (15,818), and all directors and executive officers as a group (31,636), over which such persons have sole voting power but no dispositive power. The amounts also include shares of common stock that may be acquired within 60 days from March 1, 2016 through the vesting of restricted stock units held by Mr. Albert Chao (10,315), Mr. James Chao (11,406), Mr. Bender (2,868), Mr. Ederington (1,914), Mr. Lukens (1,529) and all directors and executive officers as a group (29,460).

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Oppenheimer Funds, Inc. and Oppenheimer SteelPath MLP Alpha Fund 2 World Financial Center 225 Liberty Street New York, New York 10282	3,042,683 (1)	21.2%	0	0%	11.3%
Harvest Fund Advisors LLC 100 W. Lancaster Avenue, Suite 200 Wayne, PA 19087	2,099,098 (2)	14.6%	0	0%	7.8%
____________________________

(1)
Based on an Amendment No. 1 to a Schedule 13G filed on February 9, 2016. According to the filing, Oppenheimer Funds, Inc. had shared voting and shared dispositive power over 3,042,683 common units, and Oppenheimer SteelPath MLP Alpha Fund had shared voting and shared dispositive power over 2,690,933 common units.

2)	Based on a Schedule 13G filed on February 5, 2016. According to the filing, Harvest Fund Advisors LLC had sole voting and dispositive power over 2,099,098 common units.
Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	16,963	$0	1,253,037
Equity compensation plan not approved by security holders	0	N/A	0
Total	16,963	$—	1,253,037

______________________________

(1)	Adopted by our Board of Directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.
For more information about the plan, please see Note 14 to our consolidated and combined financial statements.
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
Procedures for Review, Approval and Ratification of Transactions with Related Persons
If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement. In April 2015, in connection with our purchase of an additional 2.7% limited partner interest in OpCo with proceeds from the MLP Revolver, the Conflicts Committee had nine meetings. It also engaged its own legal counsel and financial advisor for these transactions.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common and subordinated units. During 2015, we made a $1.1483 per unit distribution to all of our unitholders, resulting in Westlake receiving approximately $16.2 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the omnibus agreement or services agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2015, we paid approximately $168.7 million for such expenses.
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

Agreements with Westlake
The agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 2 to our consolidated and combined financial statements included in "Item 8. Financial Statements and Supplementary Data."
The information required by Item 407(a) of Regulation S-K is included in "Item 10. Directors, Executive Officers and Corporate Governance."
Ethylene Sales Agreement
OpCo and Westlake entered into the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Under specified circumstances, cost underrecoveries may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake.
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
Site Lease Agreements
OpCo and Westlake entered into two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access rights related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, the lessor has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its natural gas liquids processing facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to the lessor's property or operations; provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to the lessor.
Omnibus Agreement
We entered into the Omnibus Agreement with Westlake and OpCo, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the natural gas liquids processing facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.
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
Purchase of Additional Interests in OpCo; MLP Revolver
On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo, utilizing proceeds from the MLP Revolver. For more information, please see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchase of Additional Interests in OpCo", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—MLP Revolver.”
Item 14. Principal Accountant Fees and Services.
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2015 and 2014 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2014 and December 31, 2015:

	For the year ended December 31, 2015	From August 4, 2014 to December 31, 2014
Audit fees (1)	$756,190	$653,000
Audit-related fees	—	—
Tax fees (2)	176,647	—
All other fees	—	—
Total	$932,837	$653,000

______________________________

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for the year-ended December 31, 2015 and consultations on financial accounting and reporting matters arising during the course of the audit for fiscal year 2015. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

(2)	Represents tax services with respect to the preparation of the Partnership's 2014 K-1 statements.
Audit Committee Pre-Approval Policy
The charter of the Audit Committee of the Board of Directors of our general partner, which is available on our website at www.wlkpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. Our Audit Committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See "Item 8. Financial Statements and Supplementary Data" contained elsewhere in this report.
(a)(2) Financial Statement Schedules
All schedules other than Schedule 2—Valuation and Qualifying Accounts below have been omitted because they are not required under the relevant instructions
Financial Statement Schedule
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Accounts Receivable Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Expense	Additions/ (Deductions) (1)	Balance at End of Year
2015	$—	$170	$—	$170
2014	2,105	65	(2,170)	—
2013	2,065	40	—	2,105

______________________________

(1)	2014 deduction represents adjustment for assets retained by Westlake pursuant to the IPO on August 4, 2014.

(a)(3) Exhibits

Exhibit No.	Description

2.1
Equity Purchase Agreement by and among Westlake Chemical Partners LP, Westlake Chemical OpCo LP and WPT LLC, dated as of April 29, 2015 (incorporated by reference to Exhibit 2.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No 001-36567).

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

Exhibit No.	Description
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

10.9†
Form of Phantom Unit Agreement under the Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment 4 to Westlake Chemical Partner LP's Registration Statement on Form S-1 (File No. 333-195551) filed on July 15, 2014).

10.10
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

Exhibit No.	Description
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

10.15
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 8, 2016	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer, Director (Principal Financial Officer)	March 8, 2016
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2016
George J. Mangieri

/S/ L. BENJAMIN EDERINGTON	Vice President, General Counsel, Secretary and Director	March 8, 2016
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 8, 2016
James Chao

/S/ GARY K. ADAMS	Director	March 8, 2016
Gary K. Adams

/S/ MAX L. LUKENS	Director	March 8, 2016
Max L. Lukens

/S/ DAVID LUMPKINS	Director	March 8, 2016
David Lumpkins

EXHIBIT INDEX

Exhibit No.	Description

2.1
Equity Purchase Agreement by and among Westlake Chemical Partners LP, Westlake Chemical OpCo LP and WPT LLC, dated as of April 29, 2015 (incorporated by reference to Exhibit 2.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No 001-36567).

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

Exhibit No.	Description
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

10.9†
Form of Phantom Unit Agreement under the Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment 4 to Westlake Chemical Partner LP's Registration Statement on Form S-1 (File No. 333-195551) filed on July 15, 2014).

10.10
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

Exhibit No.	Description
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

10.15
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

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