Form 10-Q
period 2016-03-31
Westlake Chemical Partners LP
filed 2016-05-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of April 29, 2016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$178,676	$169,559
Accounts receivable—Westlake Chemical Corporation ("Westlake")	56,043	39,655
Accounts receivable, net—third parties	6,066	11,927
Inventories	2,590	3,879
Prepaid expenses and other current assets	157	267
Total current assets	243,532	225,287
Property, plant and equipment, net	1,096,354	1,020,469
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	38,377	38,779
Total other assets, net	44,191	44,593
Total assets	$1,384,077	$1,290,349
LIABILITIES
Current liabilities
Accounts payable—Westlake	$7,290	$15,550
Accounts payable—third parties	29,421	18,737
Accrued liabilities	36,627	23,407
Total current liabilities	73,338	57,694
Long-term debt payable to Westlake	443,525	384,006
Deferred income taxes	1,571	1,392
Other liabilities	420	90
Total liabilities	518,854	443,182
Commitments and contingencies (Notes 9 and 16)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	296,357	294,565
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,701	4,502
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	41,543	39,786
General partner—Westlake	(242,570)	(242,572)
Accumulated other comprehensive (loss) income	(451)	280
Total Westlake Chemical Partners LP partners' capital	99,580	96,561
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	765,643	750,606
Total equity	865,223	847,167
Total liabilities and equity	$1,384,077	$1,290,349
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$231,260	$208,913
Net co-product, ethylene and feedstock sales—third parties	21,344	49,478
Total net sales	252,604	258,391
Cost of sales	142,190	162,164
Gross profit	110,414	96,227
Selling, general and administrative expenses	6,097	6,000
Income from operations	104,317	90,227
Other income (expense)
Interest expense—Westlake	(1,231)	(1,376)
Other income, net	84	5
Income before income taxes	103,170	88,856
Provision for income taxes	399	467
Net income	102,771	88,389
Less: Net income attributable to noncontrolling interest in OpCo	90,687	79,889
Net income attributable to Westlake Chemical Partners LP	$12,084	$8,500
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.45	$0.31
Subordinated units	$0.45	$0.31
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands of dollars)
Net income	$102,771	$88,389
Other comprehensive loss
Cash flow hedge:
Interest rate contract:
Change in fair value of cash flow hedge	(827)	—
Reclassification of loss to net income	96	—
Total other comprehensive loss	(731)	—
Comprehensive income	102,040	88,389
Comprehensive income attributable to noncontrolling interest in OpCo	90,687	79,889
Comprehensive income attributable to Westlake Chemical Partners LP	$11,353	$8,500
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2014	$290,377	$4,038	$35,681	$(242,572)	$—	$747,426	$834,950
Net income	4,065	451	3,984	—	—	79,889	88,389
Quarterly distribution to unitholders	(3,558)	(395)	(3,488)	—	—	—	(7,441)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(85,277)	(85,277)
Balances at March 31, 2015	$290,884	$4,094	$36,177	$(242,572)	$—	$742,038	$830,621

Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	5,777	641	5,664	2	—	90,687	102,771
Net effect of cash flow hedge	—	—	—	—	(731)	—	(731)
Quarterly distributions to unitholders	(3,985)	(442)	(3,907)	—	—	—	(8,334)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(75,650)	(75,650)
Balances at March 31, 2016	$296,357	$4,701	$41,543	$(242,570)	$(451)	$765,643	$865,223
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$102,771	$88,389
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,396	19,803
Loss from disposition of property, plant and equipment	327	1
Deferred income taxes	179	54
Changes in operating assets and liabilities
Accounts receivable—third parties	5,862	20,523
Net accounts receivable—Westlake	(24,649)	(14,500)
Inventories	1,289	2,070
Prepaid expenses and other current assets	110	90
Accounts payable	7,610	589
Accrued and other liabilities	2,575	(3,477)
Other, net	(3,895)	(307)
Net cash provided by operating activities	112,575	113,235
Cash flows from investing activities
Additions to property, plant and equipment	(79,091)	(39,540)
Proceeds from disposition of assets	98	—
Net cash used for investing activities	(78,993)	(39,540)
Cash flows from financing activities
Proceeds from debt payable to Westlake	59,519	30,191
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(75,650)	(85,277)
Quarterly distributions to unitholders	(8,334)	(7,441)
Net cash used for financing activities	(24,465)	(62,527)
Net increase in cash and cash equivalents	9,117	11,168
Cash and cash equivalents at beginning of period	169,559	133,750
Cash and cash equivalents at end of period	$178,676	$144,918
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2015 combined and consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"), filed with the SEC on March 8, 2016. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the combined and consolidated financial statements of the Partnership for the fiscal year ended December 31, 2015.
References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
The Partnership holds a 13.3% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 86.7% limited partner interest in OpCo is owned by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. The Partnership’s operations consist exclusively of the variable interest entity’s operations and, as such, no additional variable interest entity disclosures are considered necessary. Westlake's retained interest of 86.7% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015 and the changes in its cash position for the three months ended March 31, 2016 and 2015.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2016 or any other period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In March 2016, the FASB issued additional authoritative guidance to provide clarification on principal versus agent considerations included within the new revenue recognition standard. The accounting standard (including the clarification guidance issued in March 2016) will be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Leases
In February 2016, the FASB issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Stock Compensation
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. The accounting standard is effective for reporting periods beginning after December 15, 2016. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Amendments to the Consolidation Analysis
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminate certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard is effective for annual periods beginning after December 15, 2015. The Partnership adopted this accounting standard effective January 1, 2016 and the adoption did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions
In April 2015, the FASB issued an accounting standard update requiring that the earnings of transferred net assets from a general partner prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. As a result, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The accounting standard is effective for annual periods beginning after December 15, 2015. The Partnership adopted this accounting standard effective January 1, 2016 and the adoption of this accounting standard did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued an accounting standards update that requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The accounting standard is required to be adopted for reporting periods beginning after December 15, 2016; however, early adoption of this standard is permitted. The Partnership elected to early adopt this accounting standard, to be applied prospectively, effective January 1, 2016. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted. The early adoption of this accounting standard did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Partnership had $115,073 and $150,031 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at March 31, 2016 and December 31, 2015, respectively. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2016	December 31, 2015
Trade customers	$6,236	$12,097
Allowance for doubtful accounts	(170)	(170)
Accounts receivable, net—third parties	$6,066	$11,927
4. Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
Finished products	$2,243	$3,527
Feedstock, additives and chemicals	347	352
Inventories	$2,590	$3,879
5. Property, Plant and Equipment
As of March 31, 2016, the Partnership had property, plant and equipment, net totaling $1,096,354. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $16,553 and $15,593 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.
6. Other Assets
Amortization expense on other assets of $3,843 and $4,210 is included in the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

7. Distributions and Net Income Per Limited Partner Unit
On April 27, 2016, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from January 1, 2016 through March 31, 2016 of $0.3168 per unit and of $2 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution is payable on May 24, 2016 to unitholders and IDR Holders of record as of May 10, 2016.
The Partnership Agreement provides that the Partnership will distribute cash each quarter during the subordination period in the following manner: first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.2750, plus any arrearages from prior quarters; second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.2750; and third, to the holders of common and subordinated units, pro-rata, until each unit has received a distribution of $0.3163. If cash distributions to the Partnership's unitholders exceed $0.3163 per common unit and subordinated unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $0.3163 up to $0.3438	85.0%	15.0%
Above $0.3438 up to $0.4125	75.0%	25.0%
Above $0.4125	50.0%	50.0%
For the three months ended March 31, 2016, the Partnership's distribution exceeded the $0.3163 per common and subordinated unit target by $0.0005 per common and subordinated unit, which resulted in distributions to the IDR Holders.
The distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions and the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2016	2015
Net income attributable to the Partnership	$12,084	$8,500
Less:
Limited partners' distribution declared on common units	4,554	4,065
Limited partners' distribution declared on subordinated units	4,019	3,590
Distribution declared with respect to the incentive distribution rights	2	—
Net income in excess of distribution	$3,509	$845
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Net income attributable to the Partnership is allocated to the unitholders in accordance with their respective ownership percentages in preparation of the consolidated statements of equity. However, when distributions related to the incentive distribution rights are made, net income equal to the amount of those distributions is first allocated to the general partner before the remaining net income is allocated to the unitholders based on their respective ownership percentages. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended March 31, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,554	$4,019	$2	$8,575
Net income in excess of distribution	1,864	1,645	—	3,509
Net income	$6,418	$5,664	$2	$12,084
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.45	$0.45

	Three Months Ended March 31, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,065	$3,590	$—	$7,655
Net income in excess of distribution	451	394	—	845
Net income	$4,516	$3,984	$—	$8,500
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.31	$0.31
8. Related Party Transactions
The Partnership and OpCo regularly enter into related party transactions with Westlake. See below for a description of transactions with related parties.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which each charges Westlake a fee.
Sales to related parties were as follows:

	Three Months Ended March 31,
	2016	2015
Net sales—Westlake	$231,260	$208,913
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2016	2015
Feedstock purchased from Westlake and included in cost of sales	$66,108	$80,819
Other charges from Westlake and included in cost of sales	20,453	13,896
Total	$86,561	$94,715
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2016	2015
Services received from Westlake and included in selling, general and administrative expenses	$5,468	$5,148
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2016	2015
Goods and services purchased from Westlake and capitalized as assets	$2,007	$962
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
The related party accounts receivable and accounts payable balances were as follows:

	March 31, 2016	December 31, 2015
Accounts receivable—Westlake	$56,043	$39,655
Accounts payable—Westlake	(7,290)	(15,550)
Debt Payable to Related Parties
OpCo assumed promissory notes payable to Westlake ("the August 2013 Promissory Notes") and entered into a senior unsecured revolving credit facility with Westlake in connection with the IPO. The Partnership entered into an unsecured revolving credit facility with Westlake during April 2015. See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended March 31, 2016 and 2015 were $1,231 and $1,376, respectively, and is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $2,386 and $1,215 for the three months ended March

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, accrued interest on related party debt was $3,600 and $2,879, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2016	December 31, 2015
Long-term debt payable to Westlake	$443,525	$384,006
General
OpCo, together with other subsidiaries of Westlake not included in these consolidated financial statements, are guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. As of March 31, 2016 and December 31, 2015, Westlake had outstanding letters of credit totaling $30,445 and $30,098, respectively, under its revolving credit facility and $754,000 principal amount outstanding under its senior notes (less the unamortized discount and debt issuance costs of $6,589 and $6,741, as of March 31, 2016 and December 31, 2015, respectively).
The indentures governing Westlake's senior notes prevent OpCo from making distributions to the Partnership if any default or event of default (as defined in the indentures) exists. However, Westlake's credit facility does not prevent OpCo from making distributions to the Partnership.
In 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. See Note 11 for additional information on the interest rate contract.
OpCo has two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2016	December 31, 2015
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$31,775
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 3.0%, original scheduled maturity of August 4, 2019)	276,409	216,890
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	135,341
	$443,525	$384,006
The weighted average interest rate on all long-term debt was 3.41% and 3.30% at March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

10. Accumulated Other Comprehensive (Loss) Income
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
The following sets forth the changes in accumulated other comprehensive loss for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Balances at December 31, 2015	$280
Interest rate contract—Other comprehensive loss before reclassification	(827)
Interest rate contract—Amounts reclassified from accumulated other comprehensive loss into net income	96
Balances at March 31, 2016	$(451)
11. Derivative Instruments
The accounting guidance for derivative instruments and hedging activities requires that the Partnership recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the three months ended March 31, 2016. The Partnership did not have any interest rate contracts for the three months ended March 31, 2015.
The fair values of the derivative instrument on the Partnership's consolidated balance sheets were as follows:

	Derivative Assets
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		March 31, 2016	December 31, 2015
Interest rate contract	Deferred charges and other assets, net	$—	$436

	Derivative Liabilities
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		March 31, 2016	December 31, 2015
Interest rate contract	Other liabilities	$312	$—

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statement of operations and the consolidated statement of comprehensive income for the three months ended March 31, 2016:

Derivative in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Statement of Operations	Three Months Ended March 31, 2016

Interest rate contract—Loss reclassified from accumulated other comprehensive loss	Interest expense	$(96)

Derivative in cash flow hedge relationship	Three Months Ended March 31, 2016
Interest rate contract—Change in value recognized in other comprehensive loss	$827
There was no ineffective portion of the derivative instrument during the three months ended March 31, 2016.
See Note 12 for the fair value of derivative instruments.
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
The following tables summarize, by level within the fair value hierarchy, the Partnership's liability and asset under the interest rate contract that was accounted for at fair value on a recurring basis:

	March 31, 2016
	Level 2	Total
Derivative instruments
Liability—Interest rate contract	$312	$312

	December 31, 2015
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$436	$436
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3-month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2016.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2016 and December 31, 2015 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$31,775	$31,775
OpCo Revolver	276,409	273,324	216,890	215,738
MLP Revolver	135,341	130,814	135,341	130,439
13. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. The effective income tax rates were 0.4% and 0.5% for the three months ended March 31, 2016 and 2015, respectively.
14. Supplemental Information
Accrued Liabilities
Accrued liabilities were $36,627 and $23,407 at March 31, 2016 and December 31, 2015, respectively. The accrual related to capital expenditures, which is a component of accrued liabilities, was $27,004 and $14,745 at March 31, 2016 and December 31, 2015, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $13,719 for the three months ended March 31, 2016. The change in capital expenditure accrual reducing additions to property, plant and equipment was $545 for the three months ended March 31, 2015.
15. Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2016 and 2015, Westlake accounted for approximately 91.6% and 80.9%, respectively, of the Partnership's net sales.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

In 2003, litigation arose among Westlake, Goodrich and PolyOne with respect to the allocation of the cost of remediating contamination at the site. The parties settled this litigation in December 2007, and the case was dismissed. In the settlement the parties agreed that, among other things: (1) PolyOne would pay 100% of the costs (with specified exceptions), net of recoveries or credits from third parties, incurred with respect to environmental issues at the Calvert City site from August 1, 2007 forward; (2) either Westlake or PolyOne might, from time to time in the future (but not more than once every five years), institute an arbitration proceeding to adjust that percentage; and (3) Westlake and PolyOne would negotiate a new environmental remediation utilities and Services and Secondment Agreement to cover Westlake's provision to or on behalf of PolyOne of certain environmental remediation services at the site. The current environmental remediation activities at the Calvert City site do not have a specified termination date but are expected to last for the foreseeable future. The costs incurred by Westlake that have been invoiced to PolyOne to provide the environmental remediation services were $2,210 in 2015. By letter dated March 16, 2010, PolyOne notified Westlake that it was initiating an arbitration proceeding under the settlement agreement. In this proceeding, PolyOne sought to readjust the percentage allocation of costs and to recover approximately $1,400 from Westlake in reimbursement of previously paid remediation costs. In December 2015, the arbitration panel dismissed the proceeding with prejudice. In a separate proceeding in Ohio state court, Westlake is seeking certain insurance documents from PolyOne.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Partnership's assets, and those of Westlake, for various air compliance issues. The Partnership and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. While settlement may result in a total civil penalty in excess of $100, such a settlement will likely cover assets owned by the Partnership and Westlake, and to the extent it covers the Partnership's assets, Westlake will indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014. Westlake has reached a verbal agreement with the LDEQ to settle various NOVs in two separate settlements for a combined $192 in civil penalties.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
17. Subsequent Events
On April 27, 2016, the board of directors of Westlake GP declared a quarterly distribution for the period from January 1, 2016 through March 31, 2016 of $0.3168 per unit and $2 to IDR Holders. This distribution is payable on May 24, 2016 to unitholders and IDR Holders of record as of May 10, 2016.
Subsequent events were evaluated through the date on which the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated, references in this report to "we," "our," "us" or like terms used in the present tense or prospectively, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo.
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the combined and consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"), as filed with the SEC on March 8, 2016.
The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
Partnership Overview
On August 4, 2014, we closed our initial public offering (the "IPO'") of 12,937,500 common units. We are a Delaware limited partnership formed by Westlake to operate, acquire and develop facilities and related assets for the processing of natural gas liquids. Currently, our sole revenue generating asset is our 13.3% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate a natural gas liquids processing business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 86.7% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner, 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. OpCo's assets include (1) two natural gas liquids processing facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one natural gas liquids processing facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Westlake has an option to take 95% of volumes in excess of the minimum commitment on an annual basis under the Ethylene Sales Agreement if we produce more than our planned production. Under the Ethylene Sales Agreement, the price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs. In addition, under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year. The shortfall amount is recognized during the period in which the related operating, maintenance or turnaround activities occur.
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2015, all the third-party ethylene and associated co-products sales generated greater than 17% of our total revenues. However, in the first quarter of 2016, there were no third-party ethylene sales. The significant drop in crude oil prices since the third quarter of 2014 and continuing through the first quarter of 2016 may create volatility in the North American and global markets, which may result in reduced prices and margins with respect to third-party ethylene and co-products sales in 2016.
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
Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and turnaround and maintenance expenses. With the exception of feedstock, including natural gas, and utilities-related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our processing facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit.
Operating expenses, maintenance capital expenditures and turnaround costs are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures and turnaround cost may directly affect our profitability and cash flows. The impact on profitability is partially mitigated by the fact that we recognize any shortfall amount as revenue in the period such costs and expenses are incurred. We seek to manage our operating and maintenance expenses on our natural gas liquids processing facilities by scheduling maintenance and turnarounds over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence. The purchase price under the Ethylene Sales Agreement is not designed to cover capital expenditures for expansions.
MLP Distributable Cash Flow and EBITDA
We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to MLP distributable cash flow are net income and net cash provided by operating activities. MLP distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. The GAAP measures most directly comparable to EBITDA are net income and cash flow from operating activities, but EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under "Results of Operations" below.
Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
We generate a substantial majority of our revenue from the Ethylene Sales Agreement. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (1) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin of $0.10 per pound, adjusting automatically for changes in feedstock costs; and (2) Westlake is committed to purchase 95% of the annual planned production, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual production in excess of the planned production on a contract year basis. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is that portion sold to third parties, assuming Westlake exercises its option to purchase 95% of the over production, as well as to our co-products sales.
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
Recent Developments
We completed the expansion of the production capacity of our Petro 2 ethylene facility in Lake Charles in the first quarter of 2013. We commenced the upgrade and capacity expansion of our Petro 1 ethylene facility in Lake Charles in April 2016. This project is expected to add approximately 250 million pounds of ethylene capacity annually. We anticipate that the Petro 1 upgrade and expansion project will take approximately 80 days to complete.
In January 2016, we announced an expansion project to increase the ethylene capacity of our ethylene processing facility at Calvert City Olefins. The project is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. Combined with other incremental capacity increases which we have undertaken, the total ethylene capacity of Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project.

Results of Operations

	Three Months Ended March 31,
	2016	2015

	(dollars in thousands)
Revenue
Net sales—Westlake	$231,260	$208,913
Net co-product, ethylene and feedstock sales—third parties	21,344	49,478
Total net sales	252,604	258,391
Cost of sales	142,190	162,164
Gross profit	110,414	96,227
Selling, general and administrative expenses	6,097	6,000
Income from operations	104,317	90,227
Other income (expense)
Interest expense—Westlake	(1,231)	(1,376)
Other income, net	84	5
Income before income taxes	103,170	88,856
Provision for income taxes	399	467
Net income	102,771	88,389
Less: Net income attributable to noncontrolling interest in OpCo	90,687	79,889
Net income attributable to Westlake Chemical Partners LP	$12,084	$8,500
MLP distributable cash flow (1)	$9,517	$8,961
EBITDA (2)	$124,797	$110,035
____________

(1) Non GAAP financial measure. See the "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities."
(2) Non GAAP financial measure. See the "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities."

	Three Months Ended March 31, 2016
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	-3.0%	+0.8%

	Three Months Ended March 31,
	2016	2015
Average industry prices (1)
Ethane (cents/lb)	5.3	6.3
Propane (cents/lb)	9.1	12.6
Ethylene (cents/lb) (2)	21.1	36.6
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
MLP distributable cash flow	$9,517	$8,961
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	73,916	83,824
Maintenance capital expenditures (1)	33,610	8,286
Contribution to turnaround reserves	6,124	7,121
Less:
Depreciation and amortization	(20,396)	(19,803)
Net income	102,771	88,389
Changes in operating assets and liabilities and other	9,298	24,791
Deferred income taxes	179	54
Loss from disposition of property, plant and equipment	327	1
Net cash provided by operating activities	$112,575	$113,235
_____________

(1)	Higher maintenance capital expenditures in the first quarter of 2016 as compared to the first quarter of 2015 are primarily related to Petro 1 maintenance capital expenditures incurred.
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
EBITDA	$124,797	$110,035
Less:
Provision for income taxes	(399)	(467)
Interest expense	(1,231)	(1,376)
Depreciation and amortization	(20,396)	(19,803)
Net income	102,771	88,389
Changes in operating assets and liabilities and other	9,298	24,791
Deferred income taxes	179	54
Loss from disposition of property, plant and equipment	327	1
Net cash provided by operating activities	$112,575	$113,235
Summary
For the quarter ended March 31, 2016, net income was $102.8 million on net sales of $252.6 million. This represents an increase in net income of $14.4 million as compared to the quarter ended March 31, 2015 net income of $88.4 million on net sales of $258.4 million. Net sales for the first quarter of 2016 decreased by $5.8 million as compared to net sales for the first quarter of 2015 mainly attributable to a lower sales price to Westlake and the absence of ethylene sales to third parties, partially offset by a higher volume of ethylene sales to Westlake and the shortfall amount recognized for the period. Income from operations was $104.3 million for the first quarter of 2016 as compared to $90.2 million for the first quarter of 2015. Income from operations for the first quarter of 2016 increased mainly as a result of the higher volume of ethylene sales to Westlake and the shortfall amount recognized during the period, partially offset by the absence of ethylene sales to third parties.

RESULTS OF OPERATIONS
First Quarter 2016 Compared with First Quarter 2015
Net Sales. Total net sales decreased by $5.8 million, or 2.2%, to $252.6 million in the first quarter of 2016 from $258.4 million in the first quarter of 2015. The decline in average sales price of ethylene and related co-products for the first quarter of 2016 resulted in a decrease in net sales by 3.0% as compared to the first quarter of 2015. Higher sales volumes for the first quarter of 2016 contributed to an increase in net sales by 0.8% as compared to the first quarter of 2015. The decrease in average sales price was primarily due to a lower ethylene sales price, partially offset by the shortfall amount for the first quarter of 2016 as compared to the first quarter of 2015. The increase in sales volume during the first quarter of 2016 was primarily due to an increase in ethylene production. The ethylene production in the first quarter of 2016 increased by approximately 3.0% as compared to the first quarter of 2015 due to higher production rates at the Petro 2 and Calvert City Olefins processing facilities, which resulted in an increase in the sales volume to meet the higher demand by Westlake for its buildup of ethylene inventory in anticipation of the Petro 1 shut-down for the upgrade and capacity expansion project during the second quarter of 2016.
Gross Profit. Gross profit increased to $110.4 million, or 43.7%, for the first quarter of 2016 from $96.2 million, or 37.2%, for the first quarter of 2015, primarily due to the higher production rates at the Petro 2 and Calvert City Olefins processing facilities in the first quarter of 2016, which resulted in higher ethylene sales volume to Westlake, as compared to the prior-year period, and the shortfall amount recognized for the first quarter of 2016. This increase was partially offset by the absence of ethylene sales to third parties for the three months ended March 31, 2016 as compared to the prior-year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 1.7%, to $6.1 million in the first quarter of 2016 as compared to $6.0 million in the first quarter of 2015. The increase in selling, general and administrative expenses in the first quarter of 2016 as compared to the first quarter of 2015 was mainly attributable to an increase in general and administrative expense allocation from Westlake.
Interest Expense. Interest expense decreased by $0.2 million to $1.2 million in the first quarter of 2016 from $1.4 million in the first quarter of 2015, primarily due to the lower weighted average interest rate in the first quarter of 2016 as compared to the prior-year period. The lower average interest rate in the first quarter of 2016 as compared to the first quarter of 2015 was due to the repayment in April 2015 of a significant portion of the August 2013 Promissory Notes, which bear a higher interest rate as compared to our other outstanding debt. This decrease was partially offset by an increase in average debt balance during the later part of 2015 and in the first quarter of 2016 primarily to fund the capital expenditures related to the Petro 1 upgrade and expansion.
Income Taxes. The effective income tax rate was 0.4% for the first quarter of 2016 as compared to 0.5% for the first quarter of 2015.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Operating Activities
Operating activities provided cash of $112.6 million in the first three months of 2016 compared to cash provided by operating activities of $113.2 million in the first three months of 2015. The $0.6 million decrease in cash flows from operating activities was mainly due to an increase in the use of cash for working capital purposes, as compared to the prior-year period. This increase was largely offset by the increase in income from operations during the first quarter of 2016 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of cash flow discussions as net accounts receivable—Westlake and accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake and accounts payable—third parties and accrued liabilities, used cash of $7.1 million in the three months ended March 31, 2016 as compared to $5.3 million of cash provided in the first quarter of 2015 resulting in an overall unfavorable change of $12.4 million. The change in working capital is mainly attributable to unfavorable changes in Westlake and third party accounts receivable balances and favorable changes in Westlake and third party payable and accrued liabilities balances at March 31, 2016 as compared to the prior-year period. Turnaround costs and other non-current assets and liabilities also increased resulting in the net cash use of $3.9 million during the first quarter of 2016 as compared to $0.3 million of net cash used in the first quarter of 2015. The increase in income from operations by $14.1 million as compared to the prior-year period was primarily due to the higher volume of ethylene sales to Westlake, the shortfall amount recognized during the period, partially offset by the absence of ethylene sales to third parties.
Investing Activities
Net cash used for investing activities during the first quarter of 2016 was $79.0 million as compared to net cash used for investing activities of $39.5 million in the first quarter of 2015 due to increased capital expenditures as compared to the prior-year period. Capital expenditures during the first quarter of 2016 were primarily incurred with respect to the planned upgrade and expansion of the Petro 1 facility to increase ethylene production capacity as further discussed under "Liquidity and Capital Resources - Capital Expenditures" below.
Financing Activities
Net cash used for financing activities during the first quarter of 2016 was $24.5 million as compared to net cash used for financing activities of $62.5 million in the first quarter of 2015. The activity during the first quarter of 2016 was related to the distribution of $75.7 million to Westlake and of $8.3 million to other unitholders by the Partnership and OpCo as compared to the distribution of $85.3 million to Westlake and of $7.4 million to other unitholders during the first quarter of 2015. These distributions were partially offset by borrowings under the OpCo Revolver of $59.5 million and $30.2 million, primarily to fund the capital expenditures during the three months ended March 31, 2016 and 2015, respectively.
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
The Partnership maintains separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary and possible under then current market conditions, the issuance of additional equity interests or debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time although it is not required to do so.
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
On April 27, 2016, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3168 per unit payable on May 24, 2016 to unitholders of record on May 10, 2016 and a distribution to the incentive distribution rights holders ("IDR Holders"), which equates to a total amount of approximately $8.6 million per quarter, or approximately $34.4 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common and subordinated units outstanding on March 31, 2016. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
In January 2016, we announced an expansion project to increase the ethylene capacity of our ethylene processing facility at Calvert City Olefins. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded solely with borrowings under the OpCo Revolver. Combined with other incremental capacity increases which we have undertaken, the total ethylene capacity of Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project.
We commenced the upgrade and capacity expansion of the Petro 1 ethylene facility in April 2016. This project is currently estimated to cost in the range of $285.0 million to $345.0 million and is expected to add approximately 250 million pounds of ethylene capacity annually. This capital project is being funded with borrowings under the OpCo Revolver.
As of March 31, 2016, we had incurred a total cost of approximately $263.4 million on the Petro 1 and Calvert City Olefins capital projects.

Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the three months ended March 31, 2016 and 2015, Westlake loaned OpCo $59.5 million and $30.2 million, respectively, of which $56.9 million was used to fund the expansion capital expenditures and $2.6 million was used for working capital purposes in the first three months ended March 31, 2016. The total capital expenditures, including the expansion, capital maintenance and turnaround, for 2016 are expected to be approximately $293.0 million, of which $79.1 million was spent during the first quarter of 2016. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2016, our cash and cash equivalents totaled $178.7 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). As of March 31, 2016, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of March 31, 2016, outstanding borrowings under the OpCo Revolver totaled $276.4 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2016, outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
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

•
timing, funding and results of capital projects, such as OpCo’s plan to increase the ethylene capacity of the ethylene processing facility at Calvert City Olefins and upgrade and expand the capacity of Petro 1;

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
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in in "Risk Factors" in the 2015 Form 10-K and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2016, we had variable rate debt of $443.5 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $276.4 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt (excluding the effectively fixed rate portion through the interest rate contract) as of March 31, 2016 was 3.55%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $3.7 million, based on the March 31, 2016 debt balance.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2015 Form 10-K, filed on March 8, 2016, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 16 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2015 Form 10-K. There have been no material changes from those risk factors.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 4, 2016	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 4, 2016	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer, Treasurer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.