Form 10-Q
period 2016-06-30
Westlake Chemical Partners LP
filed 2016-08-09
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of August 2, 2016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$151,257	$169,559
Accounts receivable—Westlake Chemical Corporation ("Westlake")	59,118	39,655
Accounts receivable, net—third parties	9,620	11,927
Inventories	2,493	3,879
Prepaid expenses and other current assets	73	267
Total current assets	222,561	225,287
Property, plant and equipment, net	1,203,249	1,020,469
Receivable from Westlake	28,248	—
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	92,362	38,779
Total other assets, net	98,176	44,593
Total assets	$1,552,234	$1,290,349
LIABILITIES
Current liabilities
Accounts payable—Westlake	$26,558	$15,550
Accounts payable—third parties	67,167	18,737
Accrued liabilities	77,069	23,407
Total current liabilities	170,794	57,694
Long-term debt payable to Westlake	515,338	384,006
Deferred income taxes	1,712	1,392
Other liabilities	640	90
Total liabilities	688,484	443,182
Commitments and contingencies (Notes 9 and 15)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	296,704	294,565
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,739	4,502
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	41,882	39,786
General partner—Westlake	(242,526)	(242,572)
Accumulated other comprehensive (loss) income	(624)	280
Total Westlake Chemical Partners LP partners' capital	100,175	96,561
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	763,575	750,606
Total equity	863,750	847,167
Total liabilities and equity	$1,552,234	$1,290,349
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$181,635	$204,669	$412,895	$413,582
Net co-product, ethylene and other sales—third parties	29,206	47,036	50,550	96,514
Total net sales	210,841	251,705	463,445	510,096
Cost of sales	122,460	157,177	264,650	319,341
Gross profit	88,381	94,528	198,795	190,755
Selling, general and administrative expenses	5,848	5,995	11,945	11,995
Income from operations	82,533	88,533	186,850	178,760
Other income (expense)
Interest expense—Westlake	(1,203)	(1,364)	(2,434)	(2,740)
Other income, net	159	33	243	38
Income before income taxes	81,489	87,202	184,659	176,058
Provision for (benefit from) income taxes	297	(41)	696	426
Net income	81,192	87,243	183,963	175,632
Less: Net income attributable to noncontrolling interest in OpCo	71,848	76,800	162,535	156,689
Net income attributable to Westlake Chemical Partners LP	$9,344	$10,443	$21,428	$18,943
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.34	$0.39	$0.79	$0.70
Subordinated units	$0.34	$0.39	$0.79	$0.70
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115	12,686,115	12,686,115
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands of dollars)
Net income	$81,192	$87,243	$183,963	$175,632
Other comprehensive loss
Cash flow hedge
Interest rate contract
Change in fair value of cash flow hedge	(267)	—	(1,094)	—
Reclassification of loss to net income	94	—	190	—
Total other comprehensive loss	(173)	—	(904)	—
Comprehensive income	81,019	87,243	183,059	175,632
Comprehensive income attributable to noncontrolling interest in OpCo	71,848	76,800	162,535	156,689
Comprehensive income attributable to Westlake Chemical Partners LP	$9,171	$10,443	$20,524	$18,943
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2014	$290,377	$4,038	$35,681	$(242,572)	$—	$747,426	$834,950
Net income	9,057	1,005	8,881	—	—	156,689	175,632
Quarterly distributions to unitholders	(7,218)	(801)	(7,078)	—	—	—	(15,097)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(169,101)	(169,101)
Balances at June 30, 2015	$292,216	$4,242	$37,484	$(242,572)	$—	$735,014	$826,384

Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	10,222	1,135	10,023	48	—	162,535	183,963
Net effect of cash flow hedge	—	—	—	—	(904)	—	(904)
Quarterly distributions to unitholders	(8,083)	(898)	(7,927)	(2)	—	—	(16,910)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(149,566)	(149,566)
Balances at June 30, 2016	$296,704	$4,739	$41,882	$(242,526)	$(624)	$763,575	$863,750
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$183,963	$175,632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,182	40,195
Provision for doubtful accounts	37	170
Loss from disposition of property, plant and equipment	2,467	124
Deferred income taxes	320	(234)
Changes in operating assets and liabilities
Accounts receivable—third parties	2,270	15,275
Net accounts receivable—Westlake	(36,703)	(10,300)
Inventories	1,386	2,778
Prepaid expenses and other current assets	194	182
Accounts payable	24,833	4,407
Accrued and other liabilities	26,905	2,379
Other, net	(61,577)	(709)
Net cash provided by operating activities	185,277	229,899
Cash flows from investing activities
Additions to property, plant and equipment	(168,533)	(95,514)
Proceeds from disposition of assets	98	—
Net cash used for investing activities	(168,435)	(95,514)
Cash flows from financing activities
Proceeds from debt payable to Westlake	131,832	188,695
Repayment of debt payable to Westlake	(500)	(135,341)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(149,566)	(169,101)
Quarterly distributions to unitholders	(16,910)	(15,097)
Net cash used for financing activities	(35,144)	(130,844)
Net (decrease) increase in cash and cash equivalents	(18,302)	3,541
Cash and cash equivalents at beginning of period	169,559	133,750
Cash and cash equivalents at end of period	$151,257	$137,291
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015 and the changes in its cash position for the six months ended June 30, 2016 and 2015.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2016 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Leases (ASU No. 2016-02)
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
Stock Compensation (ASU No. 2016-09)
In March 2016, the FASB issued an accounting standards update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classifications of awards as either equity or liabilities and certain related classifications on the statement of cash flows. In addition, the new guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. The accounting standard is effective for reporting periods beginning after December 15, 2016 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard will be effective for reporting periods beginning after December 15, 2019. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Partnership had $29,994 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2016. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value. There were no held-to-maturity securities, classified as cash equivalents, at December 31, 2015.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2016	December 31, 2015
Trade customers	$9,827	$12,097
Allowance for doubtful accounts	(207)	(170)
Accounts receivable, net—third parties	$9,620	$11,927
4. Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
Finished products	$2,259	$3,527
Feedstock, additives and chemicals	234	352
Inventories	$2,493	$3,879
5. Property, Plant and Equipment
As of June 30, 2016, the Partnership had property, plant and equipment, net totaling $1,203,249. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $17,094 and $16,182 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense on property, plant and equipment of $33,647 and $31,775 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

6. Other Assets
Other assets consist of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible asset—Goodwill	$5,814	$—	$5,814	$5,814	$—	$5,814
Deferred charges and other assets, net
Interest rate contract	—	—	—	436	—	436
Turnaround costs	138,924	(52,347)	86,577	100,020	(67,767)	32,253
Other	8,710	(2,925)	5,785	8,710	(2,620)	6,090
Total deferred charges and other assets, net	147,634	(55,272)	92,362	109,166	(70,387)	38,779
Other assets, net	$153,448	$(55,272)	$98,176	$114,980	$(70,387)	$44,593
Amortization expense on other assets of $3,692 and $4,210 is included in the consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively. Amortization expense on other assets of $7,535 and $8,420 is included in the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.
7. Distributions and Net Income Per Limited Partner Unit
On July 27, 2016, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from April 1, 2016 through June 30, 2016 of $0.3259 per unit and of $46 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution is payable on August 23, 2016 to unitholders and IDR Holders of record as of August 9, 2016.
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
For the three months ended June 30, 2016, the Partnership's distribution exceeded the $0.3163 per common and subordinated unit target, which resulted in distributions to the IDR Holders.
The distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions and the related periods pertaining to such distributions.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to the Partnership	$9,344	$10,443	$21,428	$18,943
Less:
Limited partners' distribution declared on common units	4,684	4,183	9,238	8,248
Limited partners' distribution declared on subordinated units	4,134	3,691	8,153	7,281
Distribution declared with respect to the incentive distribution rights	46	—	48	—
Net income in excess of distribution	$480	$2,569	$3,989	$3,414
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Net income attributable to the Partnership is allocated to the unitholders in accordance with their respective ownership percentages in preparation of the consolidated statement of equity. However, when distributions related to the incentive distribution rights are made; net income equal to the amount of those distributions is first allocated to the general partner before the remaining net income is allocated to the unitholders based on their respective ownership percentages. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.

	Three Months Ended June 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,684	$4,134	$46	$8,864
Net income in excess of distribution	255	225	—	480
Net income	$4,939	$4,359	$46	$9,344
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.34	$0.34

	Three Months Ended June 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,183	$3,691	$—	$7,874
Net income in excess of distribution	1,365	1,204	—	2,569
Net income	$5,548	$4,895	$—	$10,443
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.39	$0.39

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Six Months Ended June 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$9,238	$8,153	$48	$17,439
Net income in excess of distribution	2,119	1,870	—	3,989
Net income	$11,357	$10,023	$48	$21,428
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.79	$0.79

	Six Months Ended June 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$8,248	$7,281	$—	$15,529
Net income in excess of distribution	1,816	1,598	—	3,414
Net income	$10,064	$8,879	$—	$18,943
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.70	$0.70

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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales—Westlake	$181,635	$204,669	$412,895	$413,582
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Feedstock purchased from Westlake and included in cost of sales	$51,373	$76,013	$117,481	$156,832
Other charges from Westlake and included in cost of sales	19,665	19,595	40,118	33,491
Total	$71,038	$95,608	$157,599	$190,323
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Services received from Westlake and included in selling, general and administrative expenses	$5,003	$4,971	$10,471	$10,119
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Goods and services purchased from Westlake and capitalized as assets	$11,074	$975	$13,081	$1,937
Accounts Receivable from and Accounts Payable to Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the shortfall recoverable from Westlake under the Ethylene Sales Agreement. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the year, OpCo is entitled to recover the shortfall in the subsequent year. The shortfall is recognized in the period when such production activities occur. The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts receivable and accounts payable balances were as follows:

	June 30, 2016	December 31, 2015
Accounts receivable—Westlake, current and non-current	$87,366	$39,655
Accounts payable—Westlake	(26,558)	(15,550)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt Payable to Related Parties
In connection with the IPO, OpCo assumed promissory notes payable to Westlake ("the August 2013 Promissory Notes") and entered into a senior unsecured revolving credit facility with Westlake. In April 2015, the Partnership entered into an unsecured revolving credit facility with Westlake. See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended June 30, 2016 and 2015 were $1,203 and $1,364, respectively, and for the six months ended June 30, 2016 and 2015 were $2,434 and $2,740, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of plant and equipment on related party debt was $3,050 and $895 for the three months ended June 30, 2016 and 2015, respectively, and $5,436 and $2,110 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, accrued interest on related party debt was $4,236 and $2,879, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2016	December 31, 2015
Long-term debt payable to Westlake	$515,338	$384,006
General
OpCo, together with other subsidiaries of Westlake not included in these consolidated financial statements, are guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. As of June 30, 2016 and December 31, 2015, Westlake had outstanding letters of credit totaling $18,545 and $30,098, respectively, under its revolving credit facility and $754,000 principal amount outstanding under its senior notes (less the unamortized discount and debt issuance costs of $6,436 and $6,741, as of June 30, 2016 and December 31, 2015, respectively).
The indentures governing Westlake's senior notes prevent OpCo from making distributions to the Partnership if any default or event of default (as defined in the indentures) exists. However, Westlake's credit facility does not prevent OpCo from making distributions to the Partnership.
In 2015, the Partnership entered into an interest rate contract with Westlake to fix the London Interbank Offered Rate ("LIBOR") component of the interest rate for a portion of the MLP Revolver balance. See Note 11 for additional information on the interest rate contract.
OpCo has two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2016	December 31, 2015
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$31,775
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	348,222	216,890
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	135,341
	$515,338	$384,006
The weighted average interest rate on all long-term debt was 3.45% and 3.30% at June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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
The following sets forth the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Balances at December 31, 2015	$280
Interest rate contract—Other comprehensive loss before reclassification	(1,094)
Interest rate contract—Amounts reclassified from accumulated other comprehensive loss into net income	190
Balances at June 30, 2016	$(624)
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
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the three and six months ended June 30, 2016. The Partnership did not have any interest rate contracts for the three and six months ended June 30, 2015.
The fair values of the derivative instrument on the Partnership's consolidated balance sheets were as follows:

	Derivative Assets
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		June 30, 2016	December 31, 2015
Interest rate contract	Deferred charges and other assets, net	$—	$436

	Derivative Liabilities
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		June 30, 2016	December 31, 2015
Interest rate contract	Other liabilities	$502	$—

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended June 30, 2016:

Derivative in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Statement of Operations	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest rate contract—Loss reclassified from accumulated other comprehensive loss	Interest expense	$(94)	$(190)

Derivative in Cash Flow Hedging Relationship	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest rate contract—Change in value recognized in other comprehensive loss	$267	$1,094
There was no ineffective portion of the derivative instrument during the three and six months ended June 30, 2016.
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
The following tables summarize, by level within the fair value hierarchy, the Partnership's liability and asset under the interest rate contract that was accounted for at fair value on a recurring basis:

	June 30, 2016
	Level 2	Total
Derivative instruments
Liability—Interest rate contract	$502	$502

	December 31, 2015
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$436	$436
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3-month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2016.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2016 and December 31, 2015 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$31,775	$31,775
OpCo Revolver	348,222	352,986	216,890	215,738
MLP Revolver	135,341	132,625	135,341	130,439
13. Supplemental Information
Accrued Liabilities
Accrued liabilities were $77,069 and $23,407 at June 30, 2016 and December 31, 2015, respectively. The accruals related to capital expenditures and turnaround costs, which are components of accrued liabilities, were $47,985 and $13,702, respectively, at June 30, 2016, and $14,745 and zero, respectively, at December 31, 2015. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $50,354 for the six months ended June 30, 2016. The change in capital expenditure accrual reducing additions to property, plant and equipment was $8,594 for the six months ended June 30, 2015.
14. Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2016 and 2015, Westlake accounted for approximately 86.1% and 81.3%, respectively, of the Partnership's net sales. During the six months ended June 30, 2016 and 2015, Westlake accounted for approximately 89.1% and 81.1%, respectively, of the Partnership's net sales.
15. Commitments and Contingencies
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

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
16. Subsequent Events
On July 27, 2016, the board of directors of Westlake GP declared a quarterly distribution for the period from April 1, 2016 through June 30, 2016 of $0.3259 per unit and $46 to IDR Holders. This distribution is payable on August 23, 2016 to unitholders and IDR Holders of record as of August 9, 2016.
On August 4, 2016, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide that certain of the pricing components that make up the price for ethylene sold thereunder would be grossed up to reflect the portion of OpCo’s production capacity that is used to process Westlake’s purge gas instead of producing ethylene and to clarify that costs specific to the processing of Westlake’s purge gas would be recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement.
Subsequent events were evaluated through the date on which the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the combined and consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K"), as filed with the SEC on March 8, 2016. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Westlake has an option to take 95% of volumes in excess of the minimum commitment on an annual basis under the Ethylene Sales Agreement if we produce more than our planned production. Under the Ethylene Sales Agreement, the price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs. In addition, under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). The Shortfall is recognized during the period in which the related operating, maintenance or turnaround activities occur.
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2015, all the third-party ethylene and associated co-products sales generated greater than 17% of our total revenues. In the first six months of 2016, the third-party ethylene and associated co-product sales were 11% of our total revenues. The significant drop in crude oil prices since the third quarter of 2014 and continuing through the first half of 2016 may create volatility in the North American and global markets, which may result in reduced prices and margins with respect to third-party ethylene and co-products sales in 2016.
On August 4, 2016, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide that certain of the pricing components that make up the price for ethylene sold thereunder would be grossed up to reflect the portion of OpCo’s production capacity that is used to process Westlake’s purge gas instead of producing ethylene and to clarify that costs specific to the processing of Westlake’s purge gas would be recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement.

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
Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and turnaround and maintenance expenses. With the exception of feedstock, including natural gas, and utilities-related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our processing facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected facility.
Operating expenses, maintenance capital expenditures and turnaround costs are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures and turnaround cost may directly affect our profitability and cash flows. The impact on profitability is partially mitigated by the fact that we recognize any Shortfall as revenue in the period such costs and expenses are incurred. We seek to manage our operating and maintenance expenses on our natural gas liquids processing facilities by scheduling maintenance and turnarounds over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence. The purchase price under the Ethylene Sales Agreement is not designed to cover capital expenditures for expansions.
MLP Distributable Cash Flow and EBITDA
We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to MLP distributable cash flow are net income and net cash provided by operating activities. MLP distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities, but EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under "Results of Operations" below.
Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
We generate a substantial majority of our revenue from the Ethylene Sales Agreement. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (1) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin of $0.10 per pound, adjusting automatically for changes in feedstock costs; and (2) Westlake is committed to purchase 95% of the annual planned output, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual production in excess of the planned output on a contract year basis. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene output, which is that portion sold to third parties, assuming Westlake exercises its option to purchase 95% of the over production, as well as to our co-products sales.
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
Recent Developments
In July 2016, we completed planned major maintenance activities, or a turnaround, of our Lake Charles Petro 1 ethylene unit in Lake Charles, Louisiana. In conjunction with this turnaround, we also completed an upgrade and capacity expansion of the Lake Charles Petro 1 ethylene unit. The Lake Charles Petro 1 expansion project is expected to increase ethylene capacity by approximately 250 million pounds annually.
Our Calvert City Olefins unit experienced an unexpected shutdown that occurred on June 1, 2016. We restarted the unit in mid July 2016 (after 46 days). The unplanned outage was caused by a mechanical failure, which resulted in a force majeure event under the Ethylene Sales Agreement with Westlake. Pursuant to the Ethylene Sales Agreement, Westlake’s obligation to pay for the annual minimum commitment (95% of OpCo’s budgeted ethylene production), which will be measured at the end of the year, will generally not be reduced for the first 45 days of a force majeure event, but will be reduced for the portion of a force majeure event extending beyond the 45th day.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Revenue
Net sales—Westlake	$181,635	$204,669	$412,895	$413,582
Net co-product, ethylene and other sales—third parties	29,206	47,036	50,550	96,514
Total net sales	210,841	251,705	463,445	510,096
Cost of sales	122,460	157,177	264,650	319,341
Gross profit	88,381	94,528	198,795	190,755
Selling, general and administrative expenses	5,848	5,995	11,945	11,995
Income from operations	82,533	88,533	186,850	178,760
Other income (expense)
Interest expense—Westlake	(1,203)	(1,364)	(2,434)	(2,740)
Other income, net	159	33	243	38
Income before income taxes	81,489	87,202	184,659	176,058
Provision for (benefit from) income taxes	297	(41)	696	426
Net income	81,192	87,243	183,963	175,632
Less: Net income attributable to noncontrolling interest in OpCo	71,848	76,800	162,535	156,689
Net income attributable to Westlake Chemical Partners LP	$9,344	$10,443	$21,428	$18,943
MLP distributable cash flow (1)	$4,295	$9,235	$13,810	$18,196
EBITDA (2)	$103,478	$108,958	$228,275	$218,993
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	+17.8%	-34.0%	+7.3%	-16.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average industry prices (1)
Ethane (cents/lb)	6.8	6.2	6.1	6.2
Propane (cents/lb)	11.7	10.8	10.4	11.7
Ethylene (cents/lb) (2)	25.9	36.1	23.5	36.3
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
MLP distributable cash flow	$4,295	$9,235	$13,810	$18,196
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	39,171	68,908	113,087	152,732
Incentive distribution rights	46	—	48	—
Maintenance capital expenditures (1)	48,252	22,515	81,862	30,801
Contribution to turnaround reserves	10,214	6,977	16,338	14,098
Less:
Depreciation and amortization	(20,786)	(20,392)	(41,182)	(40,195)
Net income	81,192	87,243	183,963	175,632
Changes in operating assets and liabilities and other	(10,771)	29,586	(1,473)	54,377
Deferred income taxes	141	(288)	320	(234)
Loss from disposition of property, plant and equipment	2,140	123	2,467	124
Net cash provided by operating activities	$72,702	$116,664	$185,277	$229,899
_____________

(1)
Higher maintenance capital expenditures in the second quarter of 2016 and the first six months of 2016 as compared to the second quarter of 2015 and the first six months of 2015 are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred.

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
EBITDA	$103,478	$108,958	$228,275	$218,993
Less:
(Provision for) benefit from income taxes	(297)	41	(696)	(426)
Interest expense	(1,203)	(1,364)	(2,434)	(2,740)
Depreciation and amortization	(20,786)	(20,392)	(41,182)	(40,195)
Net income	81,192	87,243	183,963	175,632
Changes in operating assets and liabilities and other	(10,771)	29,586	(1,473)	54,377
Deferred income taxes	141	(288)	320	(234)
Loss from disposition of property, plant and equipment	2,140	123	2,467	124
Net cash provided by operating activities	$72,702	$116,664	$185,277	$229,899
Summary
For the quarter ended June 30, 2016, net income was $81.2 million on net sales of $210.8 million. This represents a decrease in net income of $6.0 million as compared to the quarter ended June 30, 2015 net income of $87.2 million on net sales of $251.7 million. Net sales for the second quarter of 2016 decreased by $40.9 million as compared to net sales for the second quarter of 2015 mainly attributable to lower overall sales volumes to Westlake and third parties, partially offset by the Shortfall recognized for the period and higher ethylene sales prices to Westlake. Income from operations was $82.5 million for the second quarter of 2016 as compared to $88.5 million for the second quarter of 2015. Income from operations for the second quarter of 2016 decreased mainly as a result of the lower volume of ethylene sales to Westlake, partially offset by the Shortfall recognized during the period and higher volume of ethylene sales to third parties as compared to the second quarter of 2015.

For the six months ended June 30, 2016, net income was $184.0 million on net sales of $463.4 million. This represents an increase in net income of $8.4 million as compared to the six months ended June 30, 2015 net income of $175.6 million on net sales of $510.1 million. Net sales for the six months ended June 30, 2016 decreased by $46.7 million as compared to net sales for the second quarter of 2015 mainly attributable to lower overall sales volumes to Westlake and third parties, partially offset by the Shortfall recognized for the period and higher ethylene sales prices to Westlake. Income from operations was $186.9 million for the six months ended June 30, 2016 as compared to $178.8 million for the six months ended June 30, 2015. Income from operations for the six months ended June 30, 2016 increased mainly as a result of the Shortfall recognized during the period, partially offset by the lower volume of ethylene sales to Westlake and third parties and lower ethylene sales prices to third parties as compared to the six months ended June 30, 2015.
RESULTS OF OPERATIONS
Second Quarter 2016 Compared with Second Quarter 2015
Net Sales. Total net sales decreased by $40.9 million, or 16.2%, to $210.8 million in the second quarter of 2016 from $251.7 million in the second quarter of 2015. Lower sales volumes for the second quarter of 2016 resulted in a decrease in net sales by 34.0% as compared to the second quarter of 2015. The decrease in sales volume for the second quarter of 2016 was primarily due to a decrease in ethylene production as a result of our upgrade and capacity expansion project at the Lake Charles Petro I facility and lower ethylene production at the Calvert City Olefins facility due to an unplanned outage during the quarter. The increase in average sales price of ethylene and related co-products for the second quarter of 2016 resulted in an increase in net sales by 17.8% as compared to the second quarter of 2015. The increase in average sales price for the second quarter of 2016 was primarily due to the Shortfall of $47.3 million, resulting from the higher maintenance capital expenditures, recognized for the second quarter of 2016 and higher ethylene sales prices to Westlake, partially offset by lower ethylene sales price to third parties, as compared to the second quarter of 2015.
Gross Profit. Gross profit decreased to $88.4 million for the second quarter of 2016 from $94.5 million for the second quarter of 2015, primarily due to the lower operating rates at the Lake Charles Petro 1 and Calvert City Olefins processing facilities in the three months ended June 30, 2016, which resulted in lower ethylene sales volume to Westlake, as compared to the prior-year period. Additionally, ethylene sales prices to third parties were lower for the three months ended June 30, 2016 as compared to the prior-year period. These decreases were partially offset by the Shortfall recognized for the second quarter of 2016 as compared to the second quarter of 2015. The increase in gross profit margin to 41.9% for the second quarter of 2016 from 37.5% for the second quarter of 2015 was primarily due to the Shortfall recognized during the second quarter of 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 3.3%, to $5.8 million in the second quarter of 2016 as compared to $6.0 million in the second quarter of 2015. The decrease in selling, general and administrative expenses in the second quarter of 2016 as compared to the second quarter of 2015 was mainly attributable to lower professional fees, partially offset by an increase in general and administrative expense allocation from Westlake.
Interest Expense. Interest expense decreased by $0.2 million to $1.2 million in the second quarter of 2016 from $1.4 million in the second quarter of 2015, primarily due to the lower weighted average interest rate and increased capitalized interest on major capital projects in the second quarter of 2016 as compared to the prior-year period. The lower average interest rate in the second quarter of 2016 was due to the April 2015 repayment of a significant portion of the August 2013 Promissory Notes, which bear a higher interest rate as compared to our other outstanding debt. This decrease was mostly offset by an increase in average debt balance, primarily to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Net Sales. Total net sales decreased by $46.7 million, or 9.2%, to $463.4 million for the six months ended June 30, 2016 from $510.1 million for the six months ended June 30, 2015. Lower sales volumes for the six months ended June 30, 2016 resulted in a decrease in net sales by 16.5% as compared to the six months ended June 30, 2015. The decrease in sales volume to Westlake and third parties during the six months ended June 30, 2016 was primarily due to a decrease in ethylene production. The ethylene production in the six months ended June 30, 2016 was lower as compared to the six months ended June 30, 2015 due to our upgrade and capacity expansion project at the Lake Charles Petro 1 facility and lower ethylene production at the Calvert City Olefins facility due to an unplanned outage during the 2016 period. The increase in average sales price of ethylene and related co-products for the six months ended June 30, 2016 resulted in an increase in net sales by 7.3% as compared to the six months ended June 30, 2015. The increase in average sales price for the six months ended June 30, 2016 was primarily due to the Shortfall of $56.5 million, resulting from the higher maintenance capital expenditures, recognized for the six months ended June 30, 2016 and higher ethylene sales price to Westlake, partially offset by lower ethylene sales price to third parties, as compared to the six months ended June 30, 2015.

Gross Profit. Gross profit increased to $198.8 million, or 42.9%, for the six months ended June 30, 2016 from $190.8 million, or 37.4%, for the six months ended June 30, 2015, primarily due to the Shortfall recognized for the six months ended June 30, 2016, partially offset by the lower operating rates at the Lake Charles Petro 1 and Calvert City Olefins processing facilities during the six months ended June 30, 2016, which resulted in lower ethylene sales volumes to Westlake and third parties, as compared to the six months ended June 30, 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 0.8%, to $11.9 million for the six months ended June 30, 2016 as compared to $12.0 million for the six months ended June 30, 2015. The decrease in selling, general and administrative expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was mainly attributable to lower professional fees, partially offset by an increase in general and administrative expense allocation from Westlake.
Interest Expense. Interest expense decreased by $0.3 million to $2.4 million for the six months ended June 30, 2016 from $2.7 million for the six months ended June 30, 2015, primarily due to the lower weighted average interest rate and increased capitalized interest on major capital projects for the six months ended June 30, 2016 as compared to the prior-year period. The lower average interest rate for the six months ended June 30, 2016 was due to the April 2015 repayment of a significant portion of the August 2013 Promissory Notes, which bear a higher interest rate as compared to our other outstanding debt. This decrease was mostly offset by an increase in our average debt balance, primarily to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Operating Activities
Operating activities provided cash of $185.3 million in the first six months of 2016 compared to cash provided by operating activities of $229.9 million in the first six months of 2015. The $44.6 million decrease in cash flows from operating activities was mainly due to the Lake Charles Petro 1 facility turnaround resulting in a net cash used of $61.6 million during the first six months of 2016 as compared to $0.7 million of net cash used in the first six months of 2015. This decrease was largely offset by an increase in income from operations for the first six months of 2016 and a decrease in the use of cash for working capital purposes, as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $18.9 million in the first six months of 2016 as compared to $14.8 million of cash provided in the first six months of 2015, resulting in an overall favorable change of $4.1 million. The change in working capital is mainly attributable to favorable changes in third party payable and accrued liabilities balances at June 30, 2016 as compared to the prior-year period and unfavorable changes in Westlake and third party accounts receivable balances as compared to the prior-year period.
Investing Activities
Net cash used for investing activities during the first six months of 2016 was $168.4 million as compared to net cash used for investing activities of $95.5 million in the first six months of 2015 mainly due to increased capital expenditures in the first six months of 2016 as compared to the prior-year period. Capital expenditures during the first six months of 2016 and the first six months of 2015 were primarily incurred for our upgrade and expansion of the Lake Charles Petro 1 facility, which was completed in July 2016, to increase ethylene production capacity as further discussed under "Recent Developments" above.
Financing Activities
Net cash used for financing activities during the first six months of 2016 was $35.1 million as compared to net cash used for financing activities of $130.8 million in the first six months of 2015. The cash outflows during the first six months of 2016 were related to the distribution of $149.6 million to Westlake and of $16.9 million to other unitholders by the Partnership and OpCo and the repayment of $0.5 million of borrowings under the OpCo Revolver to fund our working capital requirement as compared to the distribution of $169.1 million to Westlake and of $15.1 million to other unitholders and the repayment of $135.3 million of the August 2013 Promissory Notes during the first six months of 2015. The distributions and repayment in the first six months of 2016 were partially offset by the borrowings under the OpCo Revolver of $131.8 million to fund capital expenditures and our working capital requirements. The repayment and distributions in the first six months of 2015 were partially offset by the borrowings under the OpCo Revolver of $53.4 million, primarily to fund capital expenditures, and by the borrowings of $135.3 million under the MLP Revolver to fund the purchase of an additional 2.7% limited partner interest in OpCo.

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
On July 27, 2016, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3259 per unit payable on August 23, 2016 to unitholders of record as of August 9, 2016 and a distribution to the incentive distribution rights holders ("IDR Holders"), which equates to a total amount of approximately $8.9 million per quarter, or approximately $35.6 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common and subordinated units outstanding on June 30, 2016. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
In January 2016, we announced an expansion project to increase the ethylene capacity of our ethylene processing facility at Calvert City Olefins. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded solely with borrowings under the OpCo Revolver. Combined with other incremental capacity increases which we have undertaken, the total ethylene capacity of Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project. As of June 30, 2016, we had incurred a total cost of approximately $21.8 million on the Calvert City Olefins expansion project.
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the six months ended June 30, 2016 and 2015, Westlake loaned OpCo $131.8 million and $188.7 million, respectively, of which $117.4 million and $53.4 million was used to fund the expansion capital expenditures in the first six months of 2016 and in the first six months of 2015, respectively. The total capital expenditures, which includes the expansion, capital maintenance and turnaround costs, for 2016 are expected to be approximately $293.0 million, of which $218.9 million was spent during the six months ended June 30, 2016. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future.
Cash and Cash Equivalents
As of June 30, 2016, our cash and cash equivalents totaled $151.3 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.

Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). As of June 30, 2016, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of June 30, 2016, outstanding borrowings under the OpCo Revolver totaled $348.2 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2016, outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects, such as OpCo’s plan to increase the ethylene capacity of the ethylene processing facility at Calvert City Olefins;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	timing of and amount of capital expenditures;

•	potential loans from Westlake to OpCo to fund OpCo’s expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo’s cash flow;

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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2016, we had variable rate debt of $515.3 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $348.2 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt (excluding the effectively fixed rate portion through the interest rate contract) as of June 30, 2016 was 3.57%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $4.5 million, based on the June 30, 2016 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2015 Form 10-K, filed on March 8, 2016, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 15 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2015 Form 10-K. There have been no material changes from those risk factors.
Item 5. Other Information.

Entry into a Material Definitive Agreement
On August 4, 2016, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide that certain of the pricing components that make up the price for ethylene sold thereunder would be grossed up to reflect the portion of OpCo’s production capacity that is used to process Westlake’s purge gas instead of producing ethylene and to clarify that costs specific to the processing of Westlake’s purge gas would be recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement. A description of the relationship between OpCo and Westlake is included under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and such description is incorporated by reference herein.
This summary of the amendment is qualified by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.1 to this report, and is incorporated herein by reference.
Item 6. Exhibits

Exhibit No.	Description

10.1†	First Amendment to Ethylene Sales Agreement

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 9, 2016	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 9, 2016	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer, Treasurer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	First Amendment to Ethylene Sales Agreement

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.