Form 10-Q
period 2016-09-30
Westlake Chemical Partners LP
filed 2016-11-09
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of November 2, 2016.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$75,006	$169,559
Accounts receivable—Westlake Chemical Corporation ("Westlake")	98,145	39,655
Accounts receivable, net—third parties	15,699	11,927
Inventories	3,428	3,879
Prepaid expenses and other current assets	—	267
Total current assets	192,278	225,287
Property, plant and equipment, net	1,217,451	1,020,469
Receivable from Westlake	20,428	—
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	100,688	38,779
Total other assets, net	106,502	44,593
Total assets	$1,536,659	$1,290,349
LIABILITIES
Current liabilities
Accounts payable—Westlake	$7,435	$15,550
Accounts payable—third parties	19,189	18,737
Accrued liabilities	20,953	23,407
Total current liabilities	47,577	57,694
Long-term debt payable to Westlake	595,083	384,006
Deferred income taxes	1,781	1,392
Other liabilities	243	90
Total liabilities	644,684	443,182
Commitments and contingencies (Notes 9 and 15)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	296,585	294,565
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,726	4,502
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	41,766	39,786
General partner—Westlake	(242,481)	(242,572)
Accumulated other comprehensive (loss) income	(224)	280
Total Westlake Chemical Partners LP partners' capital	100,372	96,561
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	791,603	750,606
Total equity	891,975	847,167
Total liabilities and equity	$1,536,659	$1,290,349
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$193,964	$207,856	$606,859	$621,438
Net co-product, ethylene and other sales—third parties	35,390	40,763	85,940	137,277
Total net sales	229,354	248,619	692,799	758,715
Cost of sales	142,553	154,474	407,203	473,815
Gross profit	86,801	94,145	285,596	284,900
Selling, general and administrative expenses	5,788	5,831	17,733	17,826
Income from operations	81,013	88,314	267,863	267,074
Other income (expense)
Interest expense—Westlake	(4,947)	(1,054)	(7,381)	(3,794)
Other (expense) income, net	(13)	(73)	230	(35)
Income before income taxes	76,053	87,187	260,712	263,245
Provision for income taxes	194	141	890	567
Net income	75,859	87,046	259,822	262,678
Less: Net income attributable to noncontrolling interest in OpCo	67,198	76,943	229,733	233,632
Net income attributable to Westlake Chemical Partners LP	$8,661	$10,103	$30,089	$29,046
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.32	$0.37	$1.11	$1.07
Subordinated units	$0.32	$0.37	$1.11	$1.07
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115	12,686,115	12,686,115
Distributions per common unit	$0.33	$0.29	$0.95	$0.85
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands of dollars)
Net income	$75,859	$87,046	$259,822	$262,678
Other comprehensive income (loss)
Cash flow hedge
Interest rate contract
Change in fair value of cash flow hedge	310	(223)	(784)	(223)
Reclassification of loss to net income	90	50	280	50
Total other comprehensive income (loss)	400	(173)	(504)	(173)
Comprehensive income	76,259	86,873	259,318	262,505
Comprehensive income attributable to noncontrolling interest in OpCo	67,198	76,943	229,733	233,632
Comprehensive income attributable to Westlake Chemical Partners LP	$9,061	$9,930	$29,585	$28,873
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2014	$290,377	$4,038	$35,681	$(242,572)	$—	$747,426	$834,950
Net income	13,887	1,542	13,617	—	—	233,632	262,678
Net effect of cash flow hedge	—	—	—	—	(173)	—	(173)
Quarterly distributions to unitholders	(10,982)	(1,220)	(10,770)	—	—	—	(22,972)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(238,009)	(238,009)
Balances at September 30, 2015	$293,282	$4,360	$38,528	$(242,572)	$(173)	$743,049	$836,474

Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	14,320	1,589	14,041	139	—	229,733	259,822
Net effect of cash flow hedge	—	—	—	—	(504)	—	(504)
Quarterly distributions to unitholders	(12,300)	(1,365)	(12,061)	(48)	—	—	(25,774)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(188,736)	(188,736)
Balances at September 30, 2016	$296,585	$4,726	$41,766	$(242,481)	$(224)	$791,603	$891,975
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$259,822	$262,678
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	67,472	60,637
Provision for doubtful accounts	228	170
Loss from disposition of property, plant and equipment	2,408	278
Deferred income taxes	389	(359)
Changes in operating assets and liabilities
Accounts receivable—third parties	(4,000)	22,871
Net accounts receivable—Westlake	(87,032)	(23,688)
Inventories	451	3,362
Prepaid expenses and other current assets	267	(170)
Accounts payable	6,026	4,851
Accrued and other liabilities	7,831	2,039
Other, net	(76,492)	(1,466)
Net cash provided by operating activities	177,370	331,203
Cash flows from investing activities
Additions to property, plant and equipment	(268,647)	(152,572)
Proceeds from disposition of assets	157	—
Net cash used for investing activities	(268,490)	(152,572)
Cash flows from financing activities
Proceeds from debt payable to Westlake	212,175	238,198
Repayment of debt payable to Westlake	(1,098)	(135,341)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(188,736)	(238,009)
Quarterly distributions to unitholders	(25,774)	(22,972)
Net cash used for financing activities	(3,433)	(158,124)
Net (decrease) increase in cash and cash equivalents	(94,553)	20,507
Cash and cash equivalents at beginning of period	169,559	133,750
Cash and cash equivalents at end of period	$75,006	$154,257
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015 and the changes in its cash position for the nine months ended September 30, 2016 and 2015.
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
Cash Flows (ASU No. 2016-15)
In August 2016, the FASB issued an accounting standards update providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In such situation, this guidance is to be applied prospectively. The accounting standard will be effective for reporting periods

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
2. Financial Instruments
Cash Equivalents
The Partnership had $65,000 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at September 30, 2016. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value. There were no held-to-maturity securities, classified as cash equivalents, at December 31, 2015.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2016	December 31, 2015
Trade customers	$16,097	$12,097
Allowance for doubtful accounts	(398)	(170)
Accounts receivable, net—third parties	$15,699	$11,927
4. Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
Finished products	$3,062	$3,527
Feedstock, additives and chemicals	366	352
Inventories	$3,428	$3,879
5. Property, Plant and Equipment
As of September 30, 2016, the Partnership had property, plant and equipment, net totaling $1,217,451. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $19,773 and $16,231 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense on property, plant and equipment of $53,420 and $48,006 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

6. Other Assets
Other assets consist of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Intangible asset—Goodwill	$5,814	$—	$5,814	$5,814	$—	$5,814
Deferred charges and other assets, net
Interest rate contract	—	—	—	436	—	436
Turnaround costs	153,767	(58,715)	95,052	100,020	(67,767)	32,253
Other	8,662	(3,026)	5,636	8,710	(2,620)	6,090
Total deferred charges and other assets, net	162,429	(61,741)	100,688	109,166	(70,387)	38,779
Other assets, net	$168,243	$(61,741)	$106,502	$114,980	$(70,387)	$44,593
Amortization expense on other assets of $6,517 and $4,211 is included in costs of sales in the consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively. Amortization expense on other assets of $14,052 and $12,631 is included in costs of sales in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.
7. Distributions and Net Income Per Limited Partner Unit
On October 31, 2016, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from July 1, 2016 through September 30, 2016 of $0.3353 per unit and of $91 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution is payable on November 29, 2016 to unitholders and IDR Holders of record as of November 14, 2016.
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
For the three months ended September 30, 2016, the Partnership's distribution exceeded the $0.3163 per common and subordinated unit target, which resulted in distributions to the IDR Holders.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to the Partnership	$8,661	$10,103	$30,089	$29,046
Less:
Limited partners' distribution declared on common units	4,819	4,304	14,057	12,552
Limited partners' distribution declared on subordinated units	4,254	3,798	12,407	11,079
Distribution declared with respect to the incentive distribution rights	91	—	139	—
Net income in excess of distribution	$(503)	$2,001	$3,486	$5,415
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

	Three Months Ended September 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,819	$4,254	$91	$9,164
Net income in excess of distribution	(267)	(236)	—	(503)
Net income	$4,552	$4,018	$91	$8,661
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.32	$0.32

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,304	$3,798	$—	$8,102
Net income in excess of distribution	1,061	940	—	2,001
Net income	$5,365	$4,738	$—	$10,103
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.37	$0.37

	Nine Months Ended September 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$14,057	$12,407	$139	$26,603
Net income in excess of distribution	1,852	1,634	—	3,486
Net income	$15,909	$14,041	$139	$30,089
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.11	$1.11

	Nine Months Ended September 30, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$12,552	$11,079	$—	$23,631
Net income in excess of distribution	2,877	2,538	—	5,415
Net income	$15,429	$13,617	$—	$29,046
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.07	$1.07

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

8. Related Party Transactions
The Partnership and OpCo regularly enter into related party transactions with Westlake. See below for a description of transactions with related parties.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Amended Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which each charges Westlake a fee.
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales—Westlake	$193,964	$207,856	$606,859	$621,438
Under the Services and Secondment Agreement, OpCo uses a portion of its production capacity to process purge gas for Westlake. On August 4, 2016, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide that certain of the pricing components that make up the price for ethylene sold thereunder would be modified to reflect the portion of OpCo's production capacity that is used to process Westlake's purge gas instead of producing ethylene and to clarify that costs specific to the processing of Westlake's purge gas would be recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Feedstock purchased from Westlake and included in cost of sales	$63,693	$75,752	$181,174	$232,584
Other charges from Westlake and included in cost of sales	22,585	20,457	62,703	53,948
Total	$86,278	$96,209	$243,877	$286,532
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Services received from Westlake and included in selling, general and administrative expenses	$5,129	$4,772	$15,600	$14,891
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Goods and services purchased from Westlake and capitalized as assets	$4,153	$1,304	$17,234	$3,241
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
The related party accounts receivable and accounts payable balances were as follows:

	September 30, 2016	December 31, 2015
Accounts receivable—Westlake, current and non-current	$118,573	$39,655
Accounts payable—Westlake	(7,435)	(15,550)
Debt Payable to Related Parties
In connection with the IPO, OpCo assumed promissory notes payable to Westlake ("the August 2013 Promissory Notes") and entered into a senior unsecured revolving credit facility with Westlake. In April 2015, the Partnership entered into an unsecured revolving credit facility with Westlake. See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended September 30, 2016 and 2015 were $4,947 and $1,054, respectively, and for the nine months ended September 30, 2016 and 2015 were $7,381 and $3,794, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of plant and equipment on related party debt was $215 and $1,284 for the three months ended September 30, 2016 and 2015, respectively, and $5,651 and $3,394 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, accrued interest on related party debt was $5,146 and $2,879, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2016	December 31, 2015
Long-term debt payable to Westlake	$595,083	$384,006
General
OpCo, together with other subsidiaries of Westlake not included in these consolidated financial statements, were guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. During August 2016, OpCo and certain subsidiaries of Westlake were released from their guarantees.
As of December 31, 2015, Westlake had outstanding letters of credit totaling $30,098, under its revolving credit facility and $754,000 principal amount outstanding under its senior notes (less the unamortized discount and debt issuance costs of $6,741, as of December 31, 2015).
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
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2016	December 31, 2015
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$31,775
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	427,967	216,890
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	135,341
	$595,083	$384,006
The weighted average interest rate on all long-term debt was 3.49% and 3.30% at September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
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
The following sets forth the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30, 2016
Balances at December 31, 2015	$280
Interest rate contract—Other comprehensive loss before reclassification	(784)
Interest rate contract—Amounts reclassified from accumulated other comprehensive loss into net income	280
Balances at September 30, 2016	$(224)

Nine Months Ended September 30, 2015
Balances at December 31, 2014	$—
Interest rate contract—Other comprehensive loss before reclassification	(223)
Interest rate contract—Amounts reclassified from accumulated other comprehensive loss into net income	50
Balances at September 30, 2015	$(173)

11. Derivative Instruments

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
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the three and nine months ended September 30, 2016 and 2015.
The fair values of the derivative instrument on the Partnership's consolidated balance sheets were as follows:

	Derivative Assets
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		September 30, 2016	December 31, 2015
Interest rate contract	Deferred charges and other assets, net	$—	$436

	Derivative Liabilities
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		September 30, 2016	December 31, 2015
Interest rate contract	Other liabilities	$118	$—
The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015:

Derivative in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Interest rate contract—Loss reclassified from accumulated other comprehensive loss	Interest expense	$(90)	$(50)	$(280)	$(50)

Derivative in Cash Flow Hedging Relationship	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate contract—Change in value recognized in other comprehensive loss	$(310)	$223	$(784)	$223
There was no ineffective portion of the derivative instrument during the three and nine months ended September 30, 2016 and 2015.
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
The following tables summarize, by level within the fair value hierarchy, the Partnership's liability and asset under the interest rate contract that was accounted for at fair value on a recurring basis:

	September 30, 2016
	Level 2	Total
Derivative instruments
Liability—Interest rate contract	$118	$118

	December 31, 2015
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$436	$436
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3-month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2016.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2016 and December 31, 2015 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$31,775	$31,775
OpCo Revolver	427,967	429,539	216,890	215,738
MLP Revolver	135,341	133,708	135,341	130,439
13. Supplemental Information
Accrued Liabilities
Accrued liabilities were $20,953 and $23,407 at September 30, 2016 and December 31, 2015, respectively. The capital expenditures accrual, accrued interest, accrued taxes and accrued maintenance, which are components of accrued liabilities, were $4,978, $5,146, $3,619 and $3,532, respectively, at September 30, 2016, and $14,745, $2,879, $1,452 and $2,949, respectively, at December 31, 2015. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $15,859 for the nine months ended September 30, 2016. The change in capital expenditure accrual reducing additions to property, plant and equipment was $15,850 for the nine months ended September 30, 2015.
14. Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2016 and 2015, Westlake accounted for approximately 84.6% and 83.6%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2016 and 2015, Westlake accounted for approximately 87.6% and 81.9%, respectively, of the Partnership's net sales.
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
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities.  The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree with that would obligate Westlake to take corrective actions relating to the alleged noncompliance. Westlake believes the resolution of these matters may require the payment of a monetary sanction in excess of $100.
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Partnership's assets, and those of Westlake, for various air and water compliance issues. The Partnership and Westlake are working with LDEQ to settle these claims, and a global settlement of all claims is being discussed. Westlake has reached a verbal agreement with the LDEQ to settle certain of the NOVs in two separate settlements for a combined $192 in civil penalties.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
16. Subsequent Events
On October 31, 2016, the board of directors of Westlake GP declared a quarterly distribution for the period from July 1, 2016 through September 30, 2016 of $0.3353 per unit and $91 to IDR Holders. This distribution is payable on November 29, 2016 to unitholders and IDR Holders of record as of November 14, 2016.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2015, all the third-party ethylene and associated co-products sales generated greater than 17% of our total revenues. In the first nine months of 2016, the third-party ethylene and associated co-product sales were 12% of our total revenues. The significant drop in crude oil prices since the third quarter of 2014 and continuing through the nine months of 2016 may create volatility in the North American and global markets, which may result in reduced prices and margins with respect to third-party ethylene and co-products sales in 2016.
Under the Services and Secondment Agreement, OpCo uses a portion of its production capacity to process purge gas for Westlake. On August 4, 2016, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide that certain of the pricing components that make up the price for ethylene sold thereunder would be modified to reflect the portion of OpCo's production capacity that is used to process Westlake's purge gas instead of producing ethylene and to clarify that costs specific to the processing of Westlake's purge gas would be recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement.

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
Recent Developments
In July 2016, we completed planned major maintenance activities, or a turnaround, of our Lake Charles Petro 1 ethylene unit in Lake Charles, Louisiana. In conjunction with this turnaround, we also completed an upgrade and capacity expansion of the Lake Charles Petro 1 ethylene unit. The Lake Charles Petro 1 expansion project increased ethylene capacity by approximately 250 million pounds annually.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Revenue
Net sales—Westlake	$193,964	$207,856	$606,859	$621,438
Net co-product, ethylene and other sales—third parties	35,390	40,763	85,940	137,277
Total net sales	229,354	248,619	692,799	758,715
Cost of sales	142,553	154,474	407,203	473,815
Gross profit	86,801	94,145	285,596	284,900
Selling, general and administrative expenses	5,788	5,831	17,733	17,826
Income from operations	81,013	88,314	267,863	267,074
Other income (expense)
Interest expense—Westlake	(4,947)	(1,054)	(7,381)	(3,794)
Other (expense) income, net	(13)	(73)	230	(35)
Income before income taxes	76,053	87,187	260,712	263,245
Provision for income taxes	194	141	890	567
Net income	75,859	87,046	259,822	262,678
Less: Net income attributable to noncontrolling interest in OpCo	67,198	76,943	229,733	233,632
Net income attributable to Westlake Chemical Partners LP	$8,661	$10,103	$30,089	$29,046
MLP distributable cash flow (1)	$6,833	$9,475	$20,643	$27,671
EBITDA (2)	$107,290	$108,683	$335,565	$327,676
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash (Used For) Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash (Used For) Provided by Operating Activities" below.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior year period	+13.3%	-21.0%	+9.7%	-18.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average industry prices (1)
Ethane (cents/lb)	6.3	6.4	6.2	6.3
Propane (cents/lb)	11.2	9.6	10.7	11.0
Ethylene (cents/lb) (2)	32.5	28.2	26.5	33.6
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash (Used for) Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash (used for) provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
MLP distributable cash flow	$6,833	$9,475	$20,643	$27,671
Add:
Distributable cash flow attributable to noncontrolling interest in OpCo	55,853	72,833	168,940	225,565
Incentive distribution rights	91	—	139
Maintenance capital expenditures (1)	21,747	18,145	103,609	48,946
Contribution to turnaround reserves	17,625	7,035	33,963	21,133
Less:
Depreciation and amortization (2)	(26,290)	(20,442)	(67,472)	(60,637)
Net income	75,859	87,046	259,822	262,678
Changes in operating assets and liabilities and other	(83,776)	14,229	(85,249)	68,606
Deferred income taxes	69	(125)	389	(359)
Loss from disposition of property, plant and equipment	(59)	154	2,408	278
Net cash (used for) provided by operating activities	$(7,907)	$101,304	$177,370	$331,203
_____________

(1)
Higher maintenance capital expenditures in the third quarter of 2016 and the first nine months of 2016 as compared to the third quarter of 2015 and the first nine months of 2015 are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred.

(2)
Higher depreciation and amortization in the third quarter of 2016 and the first nine months of 2016 as compared to the third quarter of 2015 and the first nine months of 2015 are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility expansion and turnaround project that was completed in July 2016.

Reconciliation of EBITDA to Net Income and Net Cash (Used for) Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash (used for) provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
EBITDA	$107,290	$108,683	$335,565	$327,676
Less:
(Provision for) from income taxes	(194)	(141)	(890)	(567)
Interest expense	(4,947)	(1,054)	(7,381)	(3,794)
Depreciation and amortization	(26,290)	(20,442)	(67,472)	(60,637)
Net income	75,859	87,046	259,822	262,678
Changes in operating assets and liabilities and other	(83,776)	14,229	(85,249)	68,606
Deferred income taxes	69	(125)	389	(359)
Loss from disposition of property, plant and equipment	(59)	154	2,408	278
Net cash (used for) provided by operating activities	$(7,907)	$101,304	$177,370	$331,203
Summary
For the quarter ended September 30, 2016, net income was $75.9 million on net sales of $229.4 million. This represents a decrease in net income of $11.1 million as compared to the quarter ended September 30, 2015 net income of $87.0 million on net sales of $248.6 million. Net sales for the third quarter of 2016 decreased by $19.2 million as compared to net sales for the third quarter of 2015 mainly attributable to lower overall sales volumes to Westlake and lower co-product sales volume to third parties, partially offset by the Shortfall recognized for the period. Income from operations was $81.0 million for the third quarter of 2016 as compared to $88.3 million for the third quarter of 2015. Income from operations for the third quarter of 2016 decreased mainly as a result of the lower volume of ethylene sales to Westlake, partially offset by the Shortfall recognized during the period and higher volume of ethylene sales to third parties as compared to the third quarter of 2015.
For the nine months ended September 30, 2016, net income was $259.8 million on net sales of $692.8 million. This represents a decrease in net income of $2.9 million as compared to the nine months ended September 30, 2015 net income of $262.7 million on net sales of $758.7 million. Net sales for the nine months ended September 30, 2016 decreased by $65.9 million as compared to net sales for the third quarter of 2015 mainly attributable to lower overall sales volumes to Westlake and third parties, partially offset by the Shortfall recognized for the period. Income from operations was $267.9 million for the nine months ended September 30, 2016 as compared to $267.1 million for the nine months ended September 30, 2015. Income from operations for the nine months ended September 30, 2016 increased mainly as a result of the Shortfall recognized during the period, partially offset by the lower volume of ethylene sales to Westlake and third parties and lower ethylene sales prices to third parties as compared to the nine months ended September 30, 2015.
RESULTS OF OPERATIONS
Third Quarter 2016 Compared with Third Quarter 2015
Net Sales. Total net sales decreased by $19.2 million, or 7.7%, to $229.4 million in the third quarter of 2016 from $248.6 million in the third quarter of 2015. Lower sales volumes for the third quarter of 2016 resulted in a decrease in net sales by 21.0% as compared to the third quarter of 2015. The decrease in sales volume for the third quarter of 2016 was primarily due to a decrease in ethylene production as a result of our upgrade and capacity expansion project at the Lake Charles Petro I facility that was completed during the early part of the quarter. The increase in sales price of ethylene and related co-products for the third quarter of 2016 by 13.3% was primarily due to the recognition of the Shortfall of $25.2 million as revenue for the third quarter of 2016, resulting from the higher maintenance capital expenditures, as compared to the third quarter of 2015.
Gross Profit. Gross profit decreased to $86.8 million for the third quarter of 2016 from $94.1 million for the third quarter of 2015, primarily due to the lower operating rates at the Lake Charles Petro 1 processing facility in the three months ended September 30, 2016, which resulted in lower ethylene sales volume to Westlake, as compared to the prior-year period. Additionally, ethylene sales prices to third parties were lower for the three months ended September 30, 2016 as compared to the prior-year period. These decreases were partially offset by the Shortfall of $25.2 million recognized for the third quarter of 2016 as compared to the third quarter of 2015. The gross profit margin in the third quarter of 2016 was 37.8%, which was generally consistent with 37.9% for the third quarter of 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.8 million in the third quarter of 2016 were consistent with the selling, general and administrative expenses in the third quarter of 2015.
Interest Expense. Interest expense increased by $3.8 million to $4.9 million in the third quarter of 2016 from $1.1 million in the third quarter of 2015, primarily due to lower capitalized interest on major capital projects in the third quarter of 2016 and an increase in average debt balance, primarily to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion as compared to the prior-year period.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Net Sales. Total net sales decreased by $65.9 million, or 8.7%, to $692.8 million for the nine months ended September 30, 2016 from $758.7 million for the nine months ended September 30, 2015. Lower sales volumes for the nine months ended September 30, 2016 resulted in a decrease in net sales by 18.4% as compared to the nine months ended September 30, 2015. The decrease in sales volume to Westlake and third parties during the nine months ended September 30, 2016 was primarily due to a decrease in ethylene production. The ethylene production in the nine months ended September 30, 2016 was lower as compared to the nine months ended September 30, 2015 due to our upgrade and capacity expansion project at the Lake Charles Petro 1 facility and lower ethylene production at the Calvert City Olefins facility due to an unplanned outage during the 2016 period. The increase in average sales price of ethylene and related co-products for the nine months ended September 30, 2016 resulted in an increase in net sales by 9.7% as compared to the nine months ended September 30, 2015. The increase in average sales price for the nine months ended June 30, 2016 was primarily due to the Shortfall of $81.7 million, resulting from the higher maintenance capital expenditures, recognized for the nine months ended September 30, 2016 and higher ethylene sales prices to Westlake, partially offset by lower ethylene sales price to third parties, as compared to the nine months ended September 30, 2015.
Gross Profit. Gross profit increased to $285.6 million, or 41.2%, for the nine months ended September 30, 2016 from $284.9 million, or 37.6%, for the nine months ended September 30, 2015, primarily due to the Shortfall of $81.7 million recognized for the nine months ended September 30, 2016, partially offset by the lower operating rates at the Lake Charles

Petro 1 and Calvert City Olefins processing facilities during the nine months ended September 30, 2016, which resulted in lower ethylene sales volumes to Westlake and third parties, as compared to the nine months ended September 30, 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 0.6%, to $17.7 million for the nine months ended September 30, 2016 as compared to $17.8 million for the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was mainly attributable to lower professional fees, partially offset by an increase in general and administrative expense allocation from Westlake.
Interest Expense. Interest expense increased by $3.6 million to $7.4 million for the nine months ended September 30, 2016 from $3.8 million for the nine months ended September 30, 2015, primarily due to lower capitalized interest on major capital projects and an increase in our average debt balance, primarily to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion for the nine months ended September 30, 2016 as compared to the prior-year period. This increase in interest expense was partially offset by the lower average interest rate for the nine months ended September 30, 2016 as compared to the prior-year period due to the April 2015 repayment of a significant portion of the August 2013 Promissory Notes, which bear a higher interest rate as compared to our other outstanding debt.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Operating Activities
Operating activities provided cash of $177.4 million in the first nine months of 2016 compared to cash provided by operating activities of $331.2 million in the first nine months of 2015. The $153.8 million decrease in cash flows from operating activities was mainly due to the Lake Charles Petro 1 facility turnaround, which resulted in a net cash use of $76.5 million during the first nine months of 2016 as compared to $1.5 million of net cash used in the first nine months of 2015, and an increase in the use of cash for working capital purposes, as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $76.4 million in the first nine months of 2016 as compared to $9.3 million of cash provided in the first nine months of 2015, resulting in an overall unfavorable change of $85.7 million.
Investing Activities
Net cash used for investing activities during the first nine months of 2016 was $268.5 million as compared to net cash used for investing activities of $152.6 million in the first nine months of 2015 mainly due to increased capital expenditures in the first nine months of 2016 as compared to the prior-year period. Capital expenditures during the first nine months of 2016 and the first nine months of 2015 were primarily incurred for our upgrade and expansion of the Lake Charles Petro 1 facility, which was completed in July 2016, as further discussed under "Liquidity and Capital Resources—Capital Expenditures" below.
Financing Activities
Net cash used for financing activities during the first nine months of 2016 was $3.4 million as compared to net cash used for financing activities of $158.1 million in the first nine months of 2015. The cash outflows during the first nine months of 2016 were related to the distribution of $188.7 million to Westlake and of $25.8 million to other unitholders by the Partnership and OpCo and the repayment of $1.1 million of borrowings under the OpCo Revolver to fund our working capital requirement as compared to the distribution of $238.0 million to Westlake and of $23.0 million to other unitholders and the repayment of $135.3 million of the August 2013 Promissory Notes during the first nine months of 2015. The distributions and repayment in the first nine months of 2016 were partially offset by the borrowings under the OpCo Revolver of $212.2 million to fund capital expenditures and our working capital requirements. The repayment and distributions in the first nine months of 2015 were partially offset by the borrowing under the OpCo Revolver of $102.9 million, primarily to fund capital expenditures, and by the borrowing of $135.3 million under the MLP Revolver to fund the purchase of an additional 2.7% limited partner interest in OpCo.
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
Our cash is generated from cash distributions from OpCo. OpCo was a restricted subsidiary and guarantor under Westlake's credit facility and the indentures governing its senior notes until August 2016. These guarantees were released during August 2016. The indentures governing Westlake's senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists. Westlake's credit facility does not prevent OpCo from making distributions to us.
On October 31, 2016, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3353 per unit payable on November 29, 2016 to unitholders of record as of November 14, 2016 and a distribution to the incentive distribution rights holders ("IDR Holders"), which equates to a total amount of approximately $9.2 million per quarter, or approximately $36.7 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common and subordinated units outstanding on September 30, 2016. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
In January 2016, we announced an expansion project to increase the ethylene capacity of our ethylene processing facility at Calvert City Olefins. The expansion is expected to increase ethylene capacity by approximately 70 million pounds annually and is targeted for completion during the first half of 2017. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded solely with borrowings under the OpCo Revolver. Combined with other incremental capacity increases which we have undertaken, the total ethylene capacity of Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project. As of September 30, 2016, we had incurred a total cost of approximately $30.5 million on the Calvert City Olefins expansion project.
In July 2016, we completed planned major maintenance activities, or a turnaround, of our Lake Charles Petro 1 ethylene unit in Lake Charles, Louisiana. In conjunction with this turnaround, we also completed an upgrade and capacity expansion of the Lake Charles Petro 1 ethylene unit. The Lake Charles Petro 1 expansion project increased ethylene capacity by approximately 250 million pounds annually.
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the nine months ended September 30, 2016 and 2015, Westlake loaned OpCo $212.2 million and $238.2 million, respectively, of which $157.6 million and $102.9 million was used to fund the expansion capital expenditures in the first nine months of 2016 and in the first nine months of 2015, respectively. The total capital expenditures, which includes the expansion and capital maintenance costs, for 2016 are expected to be approximately $293.0 million, of which $252.8 million was spent during the nine months ended September 30, 2016. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future.
Cash and Cash Equivalents
As of September 30, 2016, our cash and cash equivalents totaled $75 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). As of September 30, 2016, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of September 30, 2016, outstanding borrowings under the OpCo Revolver totaled $428.0 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2016, outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
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

Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2016, we had variable rate debt of $595.1 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $428.0 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt (excluding the effectively fixed rate portion through the interest rate contract) as of September 30, 2016 was 3.6%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $5.2 million, based on the September 30, 2016 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260)

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 9, 2016	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 9, 2016	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer, Treasurer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260)

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