Form 10-K
period 2016-12-31
Westlake Chemical Partners LP
filed 2017-03-07
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2016, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2016 of $19.98 on the New York Stock Exchange, was approximately $253.6 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
As of March 2, 2017, the registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding.

Explanatory Note
On August 4, 2014, Westlake Chemical Partners LP completed an initial public offering (the "IPO"). Unless otherwise indicated, references in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms used in the present tense or prospectively, or in reference to the period subsequent to the IPO, refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the IPO. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. References to our "board of directors" or our "directors" refer to the board of directors of our general partner and such board's directors, respectively. See Note 2 to our consolidated and combined financial statements for information regarding the closing of the IPO.
Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects, such as OpCo's plan to increase the ethylene capacity of the ethylene production facility at Calvert City Olefins;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	timing of and amount of capital expenditures;

•	potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo's cash flow;

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

i

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
PRODUCTION CAPACITY
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2016. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

ii

PART I

Item 1. Business
General
We are a Delaware limited partnership formed by Westlake in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we completed our IPO of 12,937,500 common units representing limited partner interests. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2016, Westlake held a 86.7% limited partner interest in OpCo and held a 52.2% limited partner interest in us (consisting of 1,436,115 common units and all of the subordinated units), our general partner interest and our incentive distribution rights.
OpCo's assets are comprised of three ethylene production facilities, which primarily convert ethane into ethylene and have an aggregate annual capacity of approximately 3.4 billion pounds, and a 200-mile ethylene pipeline. OpCo derives substantially all of its revenue from these ethylene production facilities. Ethylene is the world's most widely used petrochemical in terms of volume and is a key building block used to produce a number of key derivatives, such as polyethylene ("PE") and polyvinyl chloride ("PVC"), which are used in a wide variety of end markets including packaging, construction and transportation. Westlake's downstream PE and PVC production facilities consume a substantial majority of the ethylene produced by OpCo. OpCo generates revenue primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our sole revenue generating asset is our 13.3% limited partner interest in OpCo.
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
OpCo primarily uses ethane (a component of natural gas liquids, or NGLs) to produce ethylene. OpCo completed an upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in the third quarter of 2016. The Petro 1 expansion project increased OpCo's ethylene capacity by approximately 250 million pounds annually. In January 2016, we announced an expansion project to increase the ethylene capacity at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017. The total ethylene capacity at Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2016:

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

Our Assets and Operations
Our sole revenue generating asset is our 13.3% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:

•
two ethylene production facilities at Westlake's Lake Charles, Louisiana site ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with an annual combined capacity of approximately 3.0 billion pounds;

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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2016:

Plant Location (Description)	Annual Production Capacity (millions of pounds)	Feedstock	Primary Uses of Ethylene
Lake Charles, Louisiana (Petro 1)	1,500	Ethane	PE and PVC
Lake Charles, Louisiana (Petro 2)	1,490	Ethane, ethane/propane mix, propane, butane or naphtha	PE and PVC
Calvert City, Kentucky (Calvert City Olefins)	630	Ethane or propane	PVC
Total	3,620
Lake Charles Olefins
Two of OpCo's ethylene production facilities, which we refer to as Petro 1 and Petro 2 and, collectively, as Lake Charles Olefins, are located at Westlake's Lake Charles site. The combined capacity of these two ethylene production facilities is approximately 3.0 billion pounds per year which includes the additional annual capacity of 250 million resulting from the Lake Charles Petro 1 expansion project that was completed during 2016.
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
Calvert City Olefins
One of OpCo's ethylene production facilities is located at Westlake's Calvert City site, which we refer to as Calvert City Olefins. The capacity of Calvert City Olefins is 630 million pounds per year. We completed a project in early 2014 at Calvert City Olefins to convert its feedstock from propane to ethane and increase its ethylene capacity by approximately 180 million pounds annually. This conversion enabled OpCo to access low-cost ethane produced from the Marcellus Shale versus higher cost propane historically utilized by Calvert City Olefins as a feedstock. In January 2016, we announced an expansion project to increase the ethylene capacity at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017.

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
Exchange Agreement
OpCo and Westlake entered into an exchange agreement, which had an initial term through August 1, 2015 and is continuing year to year thereafter, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay Westlake an exchange fee of $0.006 per pound.
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
Environmental
As is common in our industry, we and OpCo are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which we do business. National, state or provincial and local standards regulating air, water and land quality affect substantially all of our manufacturing locations.  Compliance with such laws and regulations has required and will continue to require capital expenditures and increase operating costs. Pursuant to our arrangement with Westlake, Westlake will indemnify us for liabilities that occurred or existed (in connection with compliance with such laws and regulations) prior to August 4, 2014.
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2016, OpCo incurred capital expenditures of $10.0 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $5.0 million in 2017 and $6.0 million in 2018, respectively, related to environmental compliance.
See the discussion of our environmental matters contained in Item 1A. "Risk Factors" below, Item 3—Legal Proceedings below and in Note 18— Commitments and Contingencies, to the consolidated and combined financial statements within this report.

Employees
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2016, 141 employees were seconded to OpCo. Of these, 21 are covered by collective bargaining agreements that expire on November 1, 2019. There have been no strikes or lockouts, and neither OpCo nor Westlake has experienced any work stoppages throughout its history. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.
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
Competition
Due to the Ethylene Sales Agreement and integration with Westlake, OpCo does not directly compete with other ethylene producers for 95% of the planned volumes it produces. It is only on the 5% of planned ethylene volumes not sold to Westlake where OpCo competes with other regional merchant ethylene producers, including LyondellBasell Industries, N.V., Royal Dutch Shell, Williams Companies, BASF Corporation and Flint Hills Resources.
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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced since the third quarter of 2014 and continuing through 2016 (as of December 31, 2016, approximately 49% lower than their 2014 peak levels) lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as those experienced since the third quarter of 2014 and continuing through 2016, and could be less than the margin we earn from ethylene sales to Westlake;

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
We will require a significant amount of cash to service our debt and OpCo's debt, including borrowings under our and OpCo's credit facilities with Westlake. Our ability to make payments on and refinance this debt will depend on our ability to generate cash in the future, which is subject to the same factors described above in connection with our ability to pay quarterly distributions to unitholders. Cash that is used to service debt will be unavailable for distributions to our unitholders.
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
OpCo is a restricted subsidiary under Westlake's credit facility and the indentures governing its senior notes. Restrictions in the indentures could limit OpCo's ability to make distributions to us.
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
Westlake has (1) leased to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins and (2) granted OpCo rights to access and use certain other portions of Westlake's facilities that are necessary to operate OpCo's units at such facilities. The site lease agreements each have a term of 50 years and may be renewed if agreed to by the parties. If an event of default with respect to bankruptcy of OpCo occurs, if Westlake terminates the Ethylene Sales Agreement in accordance with its provisions either for cause or due to a force majeure event, or if OpCo ceases to operate Lake Charles Olefins or Calvert City Olefins for six consecutive months (other than due to force majeure or construction following a casualty loss), Westlake may terminate the applicable site lease following notice and expiration of a cure period to remedy the default. In addition, if OpCo fails to act in good faith to expeditiously restore Lake Charles Olefins or Calvert City Olefins following a casualty loss, Westlake has the ability to terminate the applicable site lease agreement, to restore Lake Charles Olefins or Calvert City Olefins, as the case may be, and to purchase such ethylene production facilities at fair market value. If OpCo is unable to renew the site lease agreements or if Westlake terminates one or both of the site lease agreements, OpCo may have to relocate Lake Charles Olefins and Calvert City Olefins, abandon the assets or sell the assets to Westlake, the result of which may have a material adverse effect on our business, results of operations and financial condition.
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
We use hazardous substances and generate hazardous wastes and emissions in our manufacturing operations. Our industry is highly regulated and monitored by various environmental regulatory authorities such as the Environmental Protection Agency (the "EPA"). As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, our petrochemical facilities may require improvements to comply with certain changes in process safety management requirements.
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
Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. The U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws impose joint and several liability for the costs of remedial investigations and actions on the entities that are deemed responsible for a release of hazardous substances into the environment, including entities that have generated hazardous substances or arranged for their transportation or disposal, as well as the past and present owners and operators of disposal sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA and similar state laws could impose liability for damages to natural resources caused by contamination.

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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 2, 2017, Westlake owned an aggregate of 52.2% of our common and subordinated units. In addition, any vote to remove our general partner during the subordination period must provide for the election of a successor general partner by the holders of a majority of the common units and a majority of the subordinated units, voting as separate classes. Both of these conditions provide Westlake the ability to prevent the removal of our general partner.
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
Tax reform that reduces corporate taxes and allows corporations to distribute more after-tax cash flow could reduce the competitive advantage of operating our business as a publicly traded partnership.
The new administration and current leaders in Congress have proposed tax reform plans that may, if enacted into law, significantly lower the U.S. federal income tax burden of businesses conducted by corporations, allowing (and potentially encouraging) corporations to distribute more after-tax cash to their investors.  The passage of any legislation that reduces the U.S. federal income tax burden on corporations without providing a corresponding reduction in U.S. federal income tax rates for individuals applicable to business income from partnerships may reduce the current competitive advantage of operating our business as a publicly traded partnership. Any such legislative changes could have a negative impact on the value of our common units.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement (the "Qualifying Income Exception") under Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). Failure to meet the Qualifying Income Exception would cause us to be treated as a corporation for U.S. federal income tax purposes.
Prior to our initial public offering, we requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Code. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failure to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
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
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations, consistent with our private letter ruling, treat our income from the production, transportation, storage and marketing of ethylene and its co-products constitutes as "qualifying income". However, there can be no assurance that there would not be further changes to the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be adopted or enacted. Any similar or future legislative or administrative changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take in the future. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Our general partner may make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
A tax gain or loss on the disposition of our common units could be more or less than unitholders expect.
If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. In addition, because the amount realized includes your share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.
A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital losses may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Any tax-exempt entity or a non-U.S. person should consult its tax advisor before investing our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Treasury Department adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We have adopted certain valuation methodologies in determining unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes. The sale or exchange of 50% or more of the capital and profits interests in OpCo during any 12-month period will result in the termination of OpCo for federal income tax purposes.
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. As of December 31, 2016, Westlake owned more than 50% of the total interests in our capital and profits. Therefore, a transfer by Westlake of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.
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
OpCo is treated as a partnership for federal income tax purposes and will be considered to have technically terminated and to have formed a new partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in OpCo's capital and profits within a twelve month period. Such a termination could result in a deferral of depreciation deductions allowable in computing our taxable income.
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
Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussion of our environmental matters contained in Note 18- Commitments and Contingencies, to the consolidated and combined financial statements within this report. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the Omnibus Agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

	High	Low
Year Ended December 31, 2016
4th Quarter	$23.12	$19.90
3rd Quarter	23.90	19.99
2nd Quarter	23.02	17.65
1st Quarter	22.08	16.39
Year Ended December 31, 2015
4th Quarter	$22.25	$15.58
3rd Quarter	24.47	17.38
2nd Quarter	28.99	19.21
1st Quarter	27.82	24.95
As of the close of business on March 2, 2017, based upon information received from our transfer agent, there were two holders of record of our common units. We have issued 12,686,115 subordinated units, for which there is no established public trading market. All of the subordinated units are held by Westlake. The principal difference between our common units and subordinated units is that for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.
Cash distributions paid to unitholders for the years ended December 31, 2016 and 2015 were as follows:

Record Date	Payment Date	Amount per Limited Partner Unit
Year Ended December 31, 2016
February 7, 2017	February 22, 2017	$0.3450
November 14, 2016	November 29, 2016	0.3353
August 9, 2016	August 23, 2016	0.3259
May 10, 2016	May 24, 2016	0.3168
Year Ended December 31, 2015
February 11, 2016	February 26, 2016	$0.3080
November 9, 2015	November 27, 2015	0.2994
August 13, 2015	August 27, 2015	0.2910
May 12, 2015	May 27, 2015	0.2829
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

	Year Ended December 31,
	2016	2015	2014(1)	2013	2012
				Predecessor	Predecessor
	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$986,736	$1,007,221	$1,749,700	$2,127,747	$2,249,098
Gross profit	391,331	382,882	745,812	872,607	635,652
Selling, general and administrative expenses	24,887	23,550	29,256	25,451	24,103
Income from operations	366,444	359,332	716,556	847,156	611,549
Interest expense	(12,607)	(4,967)	(10,499)	(8,032)	(8,937)
Other income, net (2)	601	160	3,151	7,701	4,186
Income before income taxes	354,438	354,525	709,208	846,825	606,798
Provision for income taxes	1,035	672	199,388	300,279	210,878
Net income	$353,403	$353,853	$509,820	$546,546	$395,920
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	—	361,334
Net income subsequent to initial public offering	353,403	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	312,463	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$40,940	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.50	$1.47	$0.50
Subordinated units	$1.50	$1.47	$0.50
Balance Sheet Data (end of period):
Cash and cash equivalents	$88,900	$169,559	$133,750	$—	$—
Working capital (3)	194,388	167,593	164,661	43,642	40,336
Total assets	1,555,228	1,290,349	1,096,435	1,041,474	834,843
Total debt	594,629	384,006	227,638	252,973	253,000
Partners' equity	920,963	847,167	834,950	455,432	273,812
Distributions per unit (4)	$1.32	$1.18	$0.45	$—	$—
Other Operating Data:
Cash flow from:
Operating activities	$287,726	$452,542	$604,012	$602,509	$496,821
Investing activities	(299,481)	(231,185)	(202,956)	(230,050)	(158,008)
Financing activities	(68,904)	(185,548)	(267,306)	(372,459)	(338,813)
Depreciation and amortization	98,210	81,210	77,611	73,463	64,257
Capital expenditures	299,638	231,185	202,823	223,130	158,440
MLP distributable cash flow (5)	32,405	37,730	13,812	—	—
EBITDA (6)	$465,255	$440,702	$797,318	$928,320	$679,992

______________________________

(1)	Includes amounts for the pre-IPO period from January 1, 2014 through August 3, 2014 and post-IPO period from August 4, 2014 through December 31, 2014.

(2)	Pre-IPO 2014 and 2013 Predecessor's other income, net are composed of equity in income of joint venture, claims recovery, franchise taxes and other gains and losses.

(3)	Working capital equals current assets less current liabilities.

(4)
Distribution per unit for 2014 represents cash distributions per common and subordinated units for the initial period from August 4, 2014 to September 30, 2014 and for the quarter ended December 31, 2014. Distribution per unit for 2016 and 2015 represents cash distributions per common and subordinated units for the quarters ended March 31, June 30, September 30 and December 31.

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

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$287,726	$452,542	$604,012
Provision for doubtful accounts	(394)	(170)	(65)
Loss from disposition of fixed assets	(3,021)	(1,812)	(1,544)
Deferred income taxes	(344)	456	(8,608)
Income from equity method investment, net of dividend	—	—	(1,073)
Changes in operating assets and liabilities and other	69,436	(97,163)	(82,902)
Net Income	$353,403	$353,853	$509,820
Add:
Depreciation and amortization (1) (3)	98,210	81,210	31,831
Less:
Contribution to turnaround reserves (1)	40,014	28,183	11,947
Maintenance capital expenditures (1) (2)	120,353	67,935	17,629
Net income attributable to the Predecessor	—	—	361,334
Incentive distribution rights	281	—	—
Distributable cash flow attributable to noncontrolling interest in OpCo	258,560	301,215	136,929
MLP distributable cash flow	$32,405	$37,730	$13,812

______________________________
1) 2014 balances include the amounts for the period from August 4, 2014 through December 31, 2014 only.
2) Higher maintenance capital expenditures in 2016 as compared to 2015 is primarily related to the Lake Charles

Petro 1 facility maintenance capital expenditures incurred.
3) Higher depreciation and amortization in 2016 as compared to 2015 is primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility expansion and turnaround project that was completed in the third quarter of 2016.

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

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2016	2015	2014	2013	2012
				Predecessor	Predecessor
Net cash provided by operating activities	$287,726	$452,542	$604,012	$602,509	$496,821
Provision for doubtful accounts	(394)	(170)	(65)	(40)	(82)
Loss from disposition of fixed assets	(3,021)	(1,812)	(1,544)	(1,905)	(2,834)
Deferred income taxes	(344)	456	(8,608)	(37,054)	8,096
Income from equity method investment, net of dividend	—	—	(1,073)	(402)	(277)
Changes in operating assets and liabilities and other	69,436	(97,163)	(82,902)	(16,562)	(105,804)
Net income	$353,403	$353,853	$509,820	$546,546	$395,920
Add:
Depreciation and amortization	98,210	81,210	77,611	73,463	64,257
Interest expense	12,607	4,967	10,499	8,032	8,937
Provision for income taxes	1,035	672	199,388	300,279	210,878
EBITDA	$465,255	$440,702	$797,318	$928,320	$679,992

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated and combined financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in this report.
Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the completion of our initial public offering on August 4, 2014 (the "IPO"). Unless otherwise indicated, references in this report to "we," "our," "us" or like terms refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"), and references to the Partnership for all periods prior to the IPO refer to the Predecessor. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo.
Partnership Overview
On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. Currently, our sole revenue generating asset is our 13.3% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 86.7% limited partner interest in OpCo as well as a significant interest in us through its ownership of our general partner, 52.2% of our limited partner units (consisting of 1,436,115 common units and all of the subordinated units) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
On April 29, 2015, we purchased a 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. In order to fund this purchase, we entered into a revolving credit facility (the "MLP Revolver") with a subsidiary of Westlake, which has a total borrowing capacity of $300.0 million. We intend to rely on the MLP Revolver in making any additional purchases of limited partner interests in OpCo in the future. For more information on the MLP Revolver, please see "Liquidity and Capital Resources—Indebtedness—MLP Revolver."
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. In connection with the IPO, OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured at the end of the year, is generally not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day.
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

We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2016, all the third-party ethylene and associated co-products sales generated greater than 13% of our total revenues. The significant drop in crude oil prices since the third quarter of 2014 and continuing through 2016 may create volatility in the North American and global markets, which may result in further reduced prices and margins in third-party ethylene and such co-products sales in 2017.
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
Production Volumes
The amount of profit we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to purchasing minimum volumes from us under the Ethylene Sales Agreement, our results of operations are impacted by our ability to:

•	produce sufficient volumes of ethylene to meet our commitments under the Ethylene Sales Agreement or recover our estimated costs through the pricing provisions of the Ethylene Sales Agreement;

•	contract with third parties for the remaining uncommitted production capacity;

•	add or increase capacity at our existing production facilities, or add additional production capacity via organic expansion projects and acquisitions; and

•	achieve or exceed the specified yield factors for natural gas, ethane and other feedstock under the Ethylene Sales Agreement.
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
MLP Distributable Cash Flow and EBITDA
We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation and amortization, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow attributable to periods subsequent to the date of the IPO less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to MLP distributable cash flow are net income and net cash provided by operating activities. MLP distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities, but EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of the Predecessor's operations. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under "Results of Operations" below.
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
Factors Affecting Our Business
Supply and Demand for Ethylene and Resulting Co-products
We generate a substantial majority of our revenue from the Ethylene Sales Agreement. This contract is intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations in the following ways: (1) the cost-plus pricing structure of the Ethylene Sales Agreement is expected to generate a fixed margin of $0.10 per pound, adjusting automatically for changes in feedstock costs; and (2) Westlake is committed to purchase 95% of the annual planned output, subject to a maximum commitment of 3.8 billion pounds of ethylene per year, with an option to purchase an additional 95% of actual output in excess of the planned output on a contract year basis. As a result, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is that portion sold to third parties, assuming Westlake exercises its option to purchase 95% of the over production, as well as to our co-products sales.
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

Recent Developments
On January 19, 2017, the IRS and U.S. Department of Treasury issued final regulations relating to the Qualifying Income Exception. These final regulations issued by the IRS and Treasury uphold Westlake's private letter ruling and holds that the Partnership's activities constitute "qualifying income." On January 24, 2017, these final regulations were published in the Federal Register. They are now effective.
We completed an upgrade and capacity expansion of the Lake Charles Petro 1 ethylene unit in the third quarter of 2016. The Petro 1 expansion project increased OpCo's ethylene capacity by approximately 250 million pounds annually.
Our Calvert City Olefins unit experienced an unexpected shutdown that occurred on June 1, 2016. We restarted the unit in mid July 2016 (after 46 days). The unplanned outage was caused by a mechanical failure, which resulted in a force majeure event under the Ethylene Sales Agreement with Westlake. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured at the end of the year, is generally not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day. Based on the year-end measurement as described above, a buyer deficiency fee was recognized as recoverable from Westlake in our consolidated financial statements.
In January 2016, we announced an expansion project to increase the ethylene capacity at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017. The total ethylene capacity at Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the year 2016 and 2015. The consolidated and combined results of operations for the year 2014 consist of the consolidated results of the Partnership for the period from August 4, 2014 through December 31, 2014 and the combined results of the Predecessor for the period from January 1, 2014 through August 3, 2014. Our consolidated results of operations subsequent to the IPO are not comparable to the Predecessor's historical combined results of operations for the reasons discussed under "Factors Affecting the Comparability of Our Financial Results."

	Year Ended December 31,
	2016	2015	2014

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$853,719	$834,918	$1,292,089
Net co-products, ethylene and feedstock sales—third parties	133,017	172,303	457,611
Total net sales	986,736	1,007,221	1,749,700
Gross profit	391,331	382,882	745,812
Selling, general and administrative expenses	24,887	23,550	29,256
Income from operations	366,444	359,332	716,556
Other income (expense)
Interest expense—Westlake	(12,607)	(4,967)	(10,499)
Other income, net	601	160	3,151
Income before income taxes	354,438	354,525	709,208
Provision for income taxes	1,035	672	199,388
Net income	$353,403	$353,853	$509,820
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	—	361,334
Net income subsequent to initial public offering	353,403	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	312,463	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$40,940	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.50	$1.47	$0.50
Subordinated units	$1.50	$1.47	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115	12,686,115

	Year Ended December 31,
	2016		2015
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	+10.1%	-12.1%	-38.0%	-4.4%

	Year Ended December 31,
	2016	2015	2014
Average industry prices (1)
Ethane (cents/lb)	6.6	6.2	9.0
Propane (cents/lb)	11.4	10.7	24.7
Ethylene (cents/lb) (2)	26.9	30.6	58.4

______________________________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.
Summary
For the year ended December 31, 2016, net income was $353.4 million on net sales of $986.7 million. This represents a decrease in net income of $0.5 million compared to 2015 net income of $353.9 million on net sales of $1,007.2 million. Net sales for 2016 decreased by $20.5 million as compared to 2015 mainly due to lower overall sales volumes to Westlake and third parties, partially offset by the Shortfall of $63.5 million and buyer deficiency fee of $13.1 million recognized during the year. Income from operations was $366.4 million for 2016 as compared to $359.3 million in 2015. Income from operations for year ended December 31, 2016 increased mainly as a result of the Shortfall recognized during 2016, partially offset by the lower volume of ethylene sales to Westlake and third parties and lower ethylene sales prices to third parties as compared to 2015.
2016 Compared with 2015
Net Sales. Net sales decreased by $20.5 million, or 2.0%, to $986.7 million in 2016 from $1,007.2 million in 2015, primarily due to lower sales volume that was partially offset by an increase in average sales price. Lower sales volumes in 2016 resulted in a decrease in net sales by 12.1% as compared to 2015. The decrease in sales volume to Westlake and third parties during 2016 was primarily due to a decrease in ethylene production due to our upgrade and capacity expansion project at the Lake Charles Petro 1 facility and lower ethylene production at the Calvert City Olefins facility due to the unplanned outage during 2016. The increase in average sales price of ethylene and related co-products in 2016 resulted in an increase in net sales by 10.1% as compared to 2015. The increase in average sales price in 2016 was primarily due to the Shortfall, resulting from the higher maintenance capital expenditures, the buyer deficiency fee (primarily because Westlake's obligation to pay under the Ethylene Sales Agreement was not reduced during the first 45 days of the force majeure event in Calvert City in 2016), resulting from Calvert City Olefins facility's unplanned outage, recognized during 2016 and higher ethylene sales prices to Westlake, as compared to 2015. These increases were partially offset by lower ethylene sales price to third parties, as compared to 2015.
Gross Profit. Gross profit margin percentage increased to 39.7% in 2016 from 38.0% in 2015 primarily due to the Shortfall recognized during 2016, partially offset by the lower operating rates at the Lake Charles Petro 1 and Calvert City Olefins ethylene production facilities during 2016, which resulted in lower ethylene sales volumes to Westlake and third parties, as compared to the year ended December 31, 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 5.5%, to $24.9 million in 2016 from $23.6 million in 2015. The increase was mainly attributable to an increase in general and administrative expense allocation from Westlake during 2016 as compared to the prior year, which was partially offset by lower professional fees.
Interest Expense. Interest expense increased by $7.6 million to $12.6 million in 2016 from $5.0 million in 2015, due to an increase in our average debt balance, primarily to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion and the working capital requirements. This increase in interest expense was partially offset by the lower average interest rate for the year ended December 31, 2016 as compared to the prior year due to the April 2015 repayment of a significant portion of the August 2013 Promissory Notes (as defined in "Liquidity and Capital Resources—Indebtedness"), which bear a higher interest rate as compared to our other outstanding debt.
2015 Compared with 2014
Net Sales. Net sales decreased by $742.5 million, or 42.4%, to $1,007.2 million in 2015 from $1,749.7 million in 2014, primarily due to a lower average sales price of ethylene sold to Westlake resulting from the execution of the Ethylene Sales Agreement following the IPO, lower average sales price of ethylene sold to third parties due to the significant decline in market prices in 2015 and a lower volume of ethylene sold to third parties, partially offset by increased volume of ethylene sold to

Westlake in 2015 as compared to 2014. The total ethylene sales volume in 2015 was lower as compared to 2014 due primarily to Westlake's retention of the Predecessor's ethylene procurement and reselling activities, which was partially offset by higher production in 2015 resulting from the Calvert City Olefins expansion in 2014 and other efficiency projects. Further, co-product sales prices were significantly lower in 2015 as compared to 2014, primarily due to the significant decline in market prices of coproducts, which resulted in a decrease in co-product sales to third parties. This decrease in sales prices was partially offset by an increase in volume of co-product sales to third parties. Additionally, there were no excess feedstock sales subsequent to the IPO in 2014 or in 2015 as such activities were retained by Westlake. The overall average sales prices of ethylene and co-products in 2015 decreased by 38.0% as compared to 2014 and overall sales volumes in 2015 decreased by 4.4% as compared to 2014.
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
Cash Flows
Operating Activities
Operating activities provided cash of $287.7 million in 2016 compared to cash provided of $452.5 million in 2015. The $164.8 million decrease in cash flows from operating activities was mainly due to the Lake Charles Petro 1 facility turnaround, which resulted in a net cash use of approximately $77.9 million during 2016 as compared to $3.5 million of net cash used during 2015, and an increase in the use of cash for working capital purposes, as compared to the prior year. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $89.8 million in 2016 as compared to $19.4 million of cash provided during 2015, resulting in an overall unfavorable change of $109.2 million. This change was primarily due to the Shortfall recognized as Westlake receivable in 2016.
Operating activities provided cash of $452.5 million in 2015 compared to cash provided of $604.0 million in 2014. The $151.5 million decrease in cash flows from operating activities was mainly due to a decrease in net income from operations as a result of the Ethylene Sales Agreement by $155.9 million, partially offset by a decrease in use of cash for working capital purposes.
Investing Activities
Net cash used for investing activities during 2016 was $299.5 million as compared to net cash used for investing activities of $231.2 million in 2015. Capital expenditures were $299.6 million in 2016 compared to $231.2 million in 2015. Capital expenditures during 2016 and 2015 were primarily incurred for our upgrade and expansion of the Lake Charles Petro 1 facility, which was completed in July 2016, as further discussed under "Liquidity and Capital Resources—Capital Expenditures" below.

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
Financing Activities
Net cash used for financing activities during 2016 was $68.9 million as compared to net cash used for financing activities of $185.5 million during 2015. The cash outflows during 2016 were related to the distribution of $244.6 million to Westlake and of $34.9 million to other unitholders by the Partnership and OpCo and the repayment of $1.6 million of borrowings under the OpCo Revolver to fund our working capital requirements. The distributions and repayment in 2016 were partially offset by borrowings under the OpCo Revolver of $212.2 million to fund capital expenditures and our working capital requirements.
Net cash used for financing activities during 2015 was $185.5 million as compared to net cash used for financing activities of $267.3 million during 2014. The activity during 2015 was primarily related to the repayment of $135.3 million of the August 2013 Promissory Notes and the distribution of $310.8 million to Westlake and of $31.1 million to other unitholders by the Partnership and OpCo. The repayment and distributions were partially offset by our borrowings under the MLP Revolver to fund the purchase of an additional 2.7% limited partner interest in OpCo in April 2015 for $135.3 million and borrowings under the OpCo Revolver of $156.4 million to fund the capital expenditures for the Petro 2 and Petro 1 ethylene plants.
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
On January 27, 2017, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3450 per unit payable on February 22, 2017 to unitholders of record on February 7, 2017, and a distribution to the incentive distribution rights holders ("IDR Holders") which equates to approximately $9.5 million per quarter, or approximately $37.9 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common and subordinated units outstanding on December 31, 2016. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.

Capital Expenditures
We completed an expansion of the Petro 2 ethylene facility in Lake Charles in the first quarter of 2013, which increased OpCo's ethylene production capacity by approximately 240 million pounds annually. We completed an upgrade and capacity expansion of the Lake Charles Petro 1 ethylene unit in the third quarter of 2016, which increased OpCo's ethylene production capacity by approximately 250 million pounds annually.
In January 2016, we announced an expansion project to increase the ethylene capacity at our Calvert City facility. The expansion, along with other initiatives, is expected to increase ethylene capacity by approximately 100 million pounds annually and is targeted for completion during the first half of 2017. The total ethylene capacity at Calvert City Olefins is expected to increase to 730 million pounds annually at the completion of this project. This capital project is currently estimated to cost in the range of $70.0 million to $80.0 million and is expected to be funded with borrowings under the OpCo Revolver. As of December 31, 2016, we had incurred a total cost of approximately $38.1 million on this capital project.
In April 2014, the Predecessor completed the feedstock conversion and ethylene expansion project at Calvert City Olefins that resulted in approximately 180 million pounds of additional annual capacity and also provided OpCo with 100% ethane feedstock capability at the facility.
Westlake has historically funded capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the years ended December 31, 2016 and 2015, Westlake loaned OpCo $212.2 million and $291.7 million, respectively, of which $157.6 million and $291.7 million was used for capital expenditures. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2016, our cash and cash equivalents totaled $88.9 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). As of December 31, 2016, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake ("OpCo Revolver") that may be used to fund growth projects and working capital needs. As of December 31, 2016, outstanding borrowings under the OpCo Revolver totaled $427.5 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2016, the outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.

Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2016 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter

	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$594.7	$—	$562.9	$—	$31.8
Interest (2)	58.6	22.8	30.1	3.3	2.4
Operating leases (3)	4.6	1.1	1.7	1.4	0.4
Purchase obligations (4)	31.1	31.1	—	—	—
Total	$689.0	$55.0	$594.7	$4.7	$34.6

______________________________

(1)	Long-Term Debt. Long-term debt consists of the August 2013 Promissory Notes and the revolving credit facilities.

(2)	Interest Payments. Interest payments are based on interest rates in effect at December 31, 2016 and assume contractual amortization payments.

(3)
Operating Leases. Represent noncancelable operating leases with respect to rail cars that are subleased to OpCo and two site lease agreements for various periods. Pursuant to the site lease agreements, OpCo leases the real property underlying Lake Charles Olefins and Calvert City Olefins. OpCo is also granted rights to access and use certain other portions of Westlake's production facilities that are necessary to operate OpCo's ethylene production facilities. OpCo owes Westlake one dollar per site per year. Each of the site lease agreements has a term of 50 years.

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
The estimated useful lives of long-lived assets range from three to 35 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $98.2 million, $81.2 million and $77.6 million in 2016, 2015 and 2014, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $77.1 million, $3.2 million and $0.3 million in 2016, 2015 and 2014, respectively. Amortization in 2016, 2015 and 2014 of previously deferred turnaround costs was $20.8 million, $16.8 million and $17.0 million, respectively. As of December 31, 2016, deferred turnaround costs, net of accumulated amortization, totaled $89.2 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 6 and 7 to the audited consolidated and combined financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2016, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. See Note 15 to the consolidated and combined financial statements in this report for more information.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated and combined financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 18 to the consolidated and combined financial statements appearing elsewhere in this Form 10-K.
Recent Accounting Pronouncements
See Note 3 to the consolidated and combined financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing.

Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2016, we had variable rate debt totaled $594.6 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $427.5 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, was 3.80% as of December 31, 2016. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $5.2 million, based on the December 31, 2016 debt balance.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2016 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2016 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Westlake Chemical Partners LP and Board of Directors
of Westlake Chemical Partners GP LLC:
In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income, changes in equity, and cash flows present fairly, in all material respects, the financial position of Westlake Chemical Partners LP and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 7, 2017

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$88,900	$169,559
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	126,977	39,655
Accounts receivable, net—third parties	12,085	11,927
Inventories	3,934	3,879
Prepaid expenses and other current assets	269	267
Total current assets	232,165	225,287
Property, plant and equipment, net	1,222,238	1,020,469
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	95,011	38,779
Total other assets, net	100,825	44,593
Total assets	$1,555,228	$1,290,349
LIABILITIES
Current liabilities
Accounts payable—Westlake	$12,130	$15,550
Accounts payable—third parties	9,930	18,737
Accrued liabilities	15,717	23,407
Total current liabilities	37,777	57,694
Long-term debt payable to Westlake	594,629	384,006
Deferred income taxes	1,736	1,392
Other liabilities	123	90
Total liabilities	634,265	443,182
Commitments and contingencies (Notes 8 and 18)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	297,367	294,565
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,813	4,502
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	42,534	39,786
General partner—Westlake	(242,430)	(242,572)
Accumulated other comprehensive income	200	280
Total Westlake Chemical Partners LP partners' capital	102,484	96,561
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	818,479	750,606
Total equity	920,963	847,167
Total liabilities and equity	$1,555,228	$1,290,349
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$853,719	$834,918	$1,292,089
Net co-products, ethylene and feedstock sales—third parties	133,017	172,303	457,611
Total net sales	986,736	1,007,221	1,749,700
Cost of sales	595,405	624,339	1,003,888
Gross profit	391,331	382,882	745,812
Selling, general and administrative expenses	24,887	23,550	29,256
Income from operations	366,444	359,332	716,556
Other income (expense)
Interest expense—Westlake	(12,607)	(4,967)	(10,499)
Other income, net	601	160	3,151
Income before income taxes	354,438	354,525	709,208
Provision for income taxes	1,035	672	199,388
Net income	$353,403	$353,853	$509,820
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	—	361,334
Net income subsequent to initial public offering	353,403	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	312,463	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$40,940	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.50	$1.47	$0.50
Subordinated units	$1.50	$1.47	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115	12,686,115
Distributions per common unit	$1.29	$1.15	$0.45
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
	2016	2015

	(in thousands of dollars)
Net income	$353,403	$353,853
Other comprehensive income:
Cash flow hedge:
Interest rate contract:
Adjustments in fair value of cash flow hedge	(416)	85
Reclassification of losses to net income	336	195
Total other comprehensive income	(80)	280
Comprehensive income	353,323	354,133
Comprehensive income attributable to noncontrolling interest in OpCo	312,463	314,022
Comprehensive income attributable to Westlake Chemical Partners LP	$40,860	$40,111
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

	Predecessor	Partnership
	Net Investment	Common Unitholders - Public	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Accumulated Other Comprehensive Income	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2013	$455,432	$—	$—	$—	$—	$—	$—	$455,432
Net income from January 1, 2014 through August 3, 2014	361,334	—	—	—	—	—	—	361,334
Net distributions to Westlake prior to initial public offering	(448,101)	—	—	—	—	—	—	(448,101)
Predecessor net liabilities not assumed by OpCo	239,706	—	—	—	—	—	—	239,706
Balance as of August 4, 2014 (prior to initial public offering)	$608,371	$—	$—	$—	$—	$—	$—	$608,371
Allocation of net investment to unitholders	(608,371)	—	3,563	31,479	—	—	573,329	—
Proceeds from initial public offering, net of finance and other offering costs	—	286,088	—	—	—	—	—	286,088
Distribution to the noncontrolling interest in OpCo	—	—	—	—	—	—	(151,729)	(151,729)
Purchase of additional interest in OpCo	—	—	—	—	(242,572)	—	242,572	—
Net income	—	6,493	720	6,364	—	—	134,909	148,486
Quarterly distribution to unitholders	—	(2,204)	(245)	(2,162)	—	—	—	(4,611)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	—	(51,655)	(51,655)
Balances at December 31, 2014	$—	$290,377	$4,038	$35,681	$(242,572)	$—	$747,426	$834,950
Net income	—	19,044	2,114	18,673	—	—	314,022	353,853
Net effect of cash flow hedge	—	—	—	—	—	280	—	280
Quarterly distribution to unitholders	—	(14,856)	(1,650)	(14,568)	—	—	—	(31,074)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	—	(310,842)	(310,842)
Balances at December 31, 2015	$—	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	—	19,440	2,157	19,062	281	—	312,463	353,403
Net effect of cash flow hedge	—	—	—	—	—	(80)	—	(80)
Quarterly distribution to unitholders	—	(16,638)	(1,846)	(16,314)	(139)	—	—	(34,937)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	—	(244,590)	(244,590)
Balances at December 31, 2016	$—	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
The accompanying notes are an integral part of the consolidated and combined financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014

	(in thousands of dollars)
Cash flows from operating activities
Net income	$353,403	$353,853	$509,820
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	98,210	81,210	77,611
Provision for doubtful accounts	394	170	65
Loss from disposition of property, plant and equipment	3,021	1,812	1,544
Deferred income taxes	344	(456)	8,608
Income from equity method investment, net of dividends	—	—	1,073
Changes in operating assets and liabilities
Accounts receivable—third parties	(552)	25,424	(31,551)
Net accounts receivable—Westlake	(90,742)	(11,836)	(11,059)
Inventories	(55)	2,755	24,686
Prepaid expenses and other current assets	(2)	(55)	(624)
Accounts payable	(2,175)	836	(4,915)
Accrued and other liabilities	3,791	2,317	20,166
Other, net	(77,911)	(3,488)	8,588
Net cash provided by operating activities	287,726	452,542	604,012
Cash flows from investing activities
Additions to property, plant and equipment	(299,638)	(231,185)	(202,823)
Proceeds from disposition of assets	157	—	—
Settlements of derivative instruments	—	—	(133)
Net cash used for investing activities	(299,481)	(231,185)	(202,956)
Cash flows from financing activities
Proceeds from debt payable to Westlake	212,175	291,709	181,642
Repayment of debt payable to Westlake	(1,552)	(135,341)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(244,590)	(310,842)	(51,655)
Quarterly distributions to unitholders	(34,937)	(31,074)	(4,611)
Repayment of debt payable to Westlake with proceeds from the initial public offering	—	—	(78,940)
Net proceeds from issuance of common units	—	—	286,088
Proceeds from initial public offering distributed to Westlake	—	—	(151,729)
Net distributions to Westlake prior to initial public offering	—	—	(448,101)
Net cash used for financing activities	(68,904)	(185,548)	(267,306)
Net (decrease) increase in cash and cash equivalents	(80,659)	35,809	133,750
Cash and cash equivalents at beginning of the year	169,559	133,750	—
Cash and cash equivalents at end of the year	$88,900	$169,559	$133,750
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
All financial information presented for the periods after the IPO represents the consolidated results of operations, financial position and cash flows of the Partnership. Financial information for the period prior to the IPO represents the combined results of operations, financial position and cash flows of the Predecessor. The consolidated and combined financial statements for the year ended December 31, 2014 were prepared as follows:

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $5,961, $5,116 and $2,638 for the years ended December 31, 2016, 2015 and 2014. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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
Impairment of Goodwill and Intangible Assets
The accounting guidance for goodwill and intangible assets requires that goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2016, the Partnership's recorded goodwill was $5,814. See Note 7 for more information on the Partnership's annual goodwill impairment test.
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
Net Income per Unit
The accounting guidance for earnings per unit requires the Partnership to present basic earnings per unit and diluted earnings per unit. Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted average number of common units, subordinated units and incentive distribution rights outstanding. Because the Partnership has more than one class of

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and subordinated units. Diluted net income per limited partner unit is the same as basic net income per limited partner unit, as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2016 and 2015.
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
The Predecessor utilized commodity derivative instruments to reduce price risks by purchasing or selling futures on established exchanges. The Partnership did not enter into any commodity derivative instruments since the date of the IPO on August 4, 2014. During 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rates under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance and was designated as a cash flow hedge. During 2014, the Predecessor had no cash flow hedges. See Note 14 for more information on the derivative instruments and Note 15 for a summary of the fair value of derivative instruments.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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
Other Assets
Certain other assets (see Note 7) are amortized over periods ranging from five to 15 years using the straight-line method.
Other Comprehensive Income
The Partnership has reported no comprehensive income for the year ended December 31, 2014 due to the absence of items of other comprehensive income.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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
Exchange Agreement
OpCo and Westlake entered into an exchange agreement, which had an initial term through August 1, 2015 and is continuing year to year thereafter, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay an exchange fee of $0.006 per pound.
Purchase of Additional Interests in OpCo
On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135,341, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. In order to fund this purchase, the Partnership entered into a revolving credit facility with a total borrowing capacity of $300,000 with a subsidiary of Westlake. Westlake owns the remaining 86.7% limited partner interest in OpCo, which is recorded as noncontrolling interest in the 2015 consolidated financial statements.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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
Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standard update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Going Concern (ASU No. 2014-15)
In August 2014, the FASB issued an accounting standard update providing guidance related to evaluating whether there is substantial doubt about the reporting entity's ability to continue as a going concern and about related financial statement note disclosures. Disclosures are required if there is substantial doubt as to the Partnership's continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management's plans which may alleviate doubt regarding the Partnership's ability to continue as a going concern. The accounting standard became effective for the annual reporting period ending after December 15, 2016, and all

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

annual and interim periods thereafter. The Partnership adopted this accounting standard effective December 31, 2016 and the adoption did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Amendments to the Consolidation Analysis (ASU No. 2015-02)
In February 2015, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new standard changes the consideration of substantive rights, related party interests and fees paid to the decision maker when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The accounting standard is effective for annual periods beginning after December 15, 2015. The Partnership adopted this accounting standard effective January 1, 2016, and the adoption did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (ASU No. 2015-06)
In April 2015, the FASB issued an accounting standard update requiring that the earnings of transferred net assets from a general partner prior to the dropdown date of the net assets to a master limited partnership be allocated entirely to the general partner when calculating earnings per unit under the two class method. As a result, previously reported earnings per unit of the limited partners will not change as a result of a dropdown transaction. The accounting standard is effective for annual periods beginning after December 15, 2015. The Partnership adopted this accounting standard effective January 1, 2016 and the adoption of this accounting standard did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17)
In November 2015, the FASB issued an accounting standards update that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The accounting standard is required to be adopted for reporting periods beginning after December 15, 2016; however, early adoption of this standard is permitted. The Partnership elected to early adopt this accounting standard, to be applied prospectively, effective January 1, 2016. Consistent with the prospective application of this accounting standard, prior period comparative information was not adjusted. The early adoption of this accounting standard did not have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
4. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2016	2015
Trade customers	$11,913	$12,097
Allowance for doubtful accounts	(564)	(170)
	11,349	11,927
Other	736	—
Accounts receivable, net—third parties	$12,085	$11,927

Our allowance for doubtful accounts activity during the years ended December 31, 2016, 2015 and 2014 is set forth in the table below:

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$170	$—	$2,105
Charged to Expense	394	170	65
Deductions (1)	—	—	(2,170)
Balance at December 31	$564	$170	$—
______________________________

(1) The 2014 deduction represents an adjustment for assets retained by Westlake pursuant to the IPO on August 4, 2014.
5. Inventories
Inventories consist of the following:

	December 31,
	2016	2015
Finished products	$3,610	$3,527
Feedstock, additives and chemicals	324	352
Inventories	$3,934	$3,879
6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2016	2015
Building and improvements	$16,757	$16,124
Plant and equipment	1,690,317	1,231,684
Other	72,215	67,353
	1,779,289	1,315,161
Less: Accumulated depreciation	(644,070)	(601,980)
	1,135,219	713,181
Construction in progress	87,019	307,288
Property, plant and equipment, net	$1,222,238	$1,020,469
Depreciation expense on property, plant and equipment of $77,444, $64,369 and $60,004 is included in cost of sales in the consolidated and combined statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.
7. Other Assets
Other assets consist of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Weighted Average Life
Goodwill	$5,814	$—	$5,814	$5,814	$—	$5,814
Deferred charges and other assets
Interest rate contract	290	—	290	436	—	436
Turnaround costs	154,453	(65,268)	89,185	100,020	(67,767)	32,253	6
Other	8,723	(3,187)	5,536	8,710	(2,620)	6,090	17
Total deferred charges and other assets	163,466	(68,455)	95,011	109,166	(70,387)	38,779
Other assets, net	$169,280	$(68,455)	$100,825	$114,980	$(70,387)	$44,593
Amortization expense on other assets of $20,766, $16,841 and $17,607 is included in the consolidated and combined statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.
Goodwill
The impairment test for the recorded goodwill was performed in October 2016 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2017 to 2025, to reflect the

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

cyclicality of the Partnership's business. The forecast was based on (1) prices and spreads projected by IHS Chemical, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and (2) estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on current capacities. The future cash flows were discounted to present value using a discount rate of 8.8%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
8. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2016	2015
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$31,775
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 3.0%, original scheduled maturity of August 4, 2019)	427,513	216,890
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	135,341
Long-term debt payable to Westlake	$594,629	$384,006
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
In connection with the IPO on August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (the "OpCo Revolver"). The OpCo Revolver accrues interest quarterly at a rate of LIBOR plus 3.0%, which may be paid-in-kind as an addition to the principal at OpCo's option. Proceeds drawn under the OpCo Revolver during 2016 were used to fund capital expenditures at OpCo's ethylene plants and to fund the working capital requirements.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with Westlake (the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. The interest rate contract terminates on the earlier of the MLP Revolver maturity date or in August 2018. See Note 14 for additional information on the interest rate contract.
As of December 31, 2016, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 3.72% and 3.30% at December 31, 2016 and 2015, respectively.
As of December 31, 2016, the Partnership had no maturities of long-term debt until 2018. The MLP Revolver matures on April 29, 2018, the OpCo Revolver matures on August 4, 2019, and the August 2013 Promissory Notes mature on August 1, 2023.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

9. Distributions and Net Income Per Limited Partner Unit
On January 27, 2017, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2016 to December 31, 2016 of $0.3450 per unit, and of $142 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution was paid on February 22, 2017 to unitholders of record on February 7, 2017.
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
For the three months ended December 31, 2016, the Partnership's distribution exceeded the $0.3163 per common and subordinated unit target, which resulted in distributions to the IDR Holders.
The distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31
	2016	2015	2014
Net income attributable to the Partnership	$40,940	$39,831	$13,577
Less:
Limited partners' distribution declared on common units	19,016	16,980	6,403
Limited partners' distribution declared on subordinated units	16,784	14,986	5,649
Distributions declared with respect to the incentive distribution rights	281	—	—
Net income in excess of distribution	$4,859	$7,865	$1,525
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Net income attributable to the Partnership is allocated to the unitholders in accordance with their respective ownership percentages in preparation of the consolidated and combined statements of changes in equity. However, when distributions related to the incentive distribution rights are made, net income equal to the amount of those distributions is first allocated to the general partner before the remaining net income is allocated to the unitholders based on their respective ownership percentages. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented. Net income per unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to August 4, 2014.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	December 31, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$19,016	$16,784	$281	$36,081
Net income in excess of distribution	2,581	2,278	—	4,859
Net income	$21,597	$19,062	$281	$40,940
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.50	$1.50

	December 31, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,980	$14,986	$—	$31,966
Net income in excess of distribution	4,178	3,687	—	7,865
Net income	$21,158	$18,673	$—	$39,831
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.47	$1.47

	December 31, 2014
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$6,403	$5,649	$—	$12,052
Net income in excess of distribution	810	715	—	1,525
Net income	$7,213	$6,364	$—	$13,577
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.50	$0.50

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

10. Related Party Transactions
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
Sales to related parties were as follows:

	Year Ended December 31,
	2016	2015	2014
Net sales—Westlake	$853,719	$834,918	$1,292,089
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
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2016	2015	2014
Feedstock purchased from Westlake and included in cost of sales	$287,778	$307,582	$155,232
Other charges from Westlake and included in cost of sales	85,872	74,050	60,264
Total	$373,650	$381,632	$215,496
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2016	2015	2014
Services received from Westlake and included in selling, general and administrative expenses	$21,971	$20,681	$21,302

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
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
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2016	2015	2014
Goods and services purchased from Westlake and capitalized as assets	$17,874	$4,332	$5,823
Accounts Receivable from and Accounts Payable to Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake, the shortfall recoverable from Westlake and a buyer deficiency fee, in each case under the Ethylene Sales Agreement. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the year, OpCo is entitled to recover the shortfall in the subsequent year. The shortfall is recognized in the period when such production activities occur. The shortfall recognized in 2016 is recoverable during 2017, per the Ethylene Sales Agreement. During 2016, Calvert City Olefins experienced a shutdown caused by a mechanical failure, which resulted in a force majeure event under the Ethylene Sales Agreement with Westlake. Based on the annual year-end measurement, a buyer deficiency fee of $13,106 was recognized as a receivable from Westlake and as a component of net sales in the consolidated financial statements as of and for the year ended December 31, 2016. The buyer deficiency fee was collected from Westlake in January 2017.
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts receivable and accounts payable balances were as follows:

	December 31,
	2016	2015
Accounts receivable, net—Westlake	$126,977	$39,655
Accounts payable—Westlake	12,130	15,550
Debt Payable to Related Parties
In connection with the IPO, OpCo assumed the August 2013 Promissory Notes and entered into a senior unsecured revolving credit facility with Westlake. In April 2015, the Partnership entered into an unsecured revolving credit facility with Westlake. See Note 8 for a description of related party debt payable balances. Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2016, 2015 and for the period from August 4, 2014 to December 31, 2014 was $12,607, $4,967 and $10,499, respectively, and are reflected as a component of other income (expense) in the consolidated and combined statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $5,961 and $5,116 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, accrued interest on related party debt was $5,517 and $2,879, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2016	2015
Long-term debt payable to Westlake	$594,629	$384,006
General
OpCo, together with other subsidiaries of Westlake not included in these consolidated and combined financial statements, were guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. During August 2016, OpCo and certain subsidiaries of Westlake were released from their guarantees.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

As of December 31, 2015, Westlake had outstanding letters of credit totaling $30,098 under its revolving credit facility and $754,000 principal amount outstanding under its senior notes (less the unamortized discount and debt issuance costs of$774).
During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. See Note 14 for additional information on the interest rate contract.
During the years ended December 31, 2016, 2015 and for the period from August 4, 2014 to December 31, 2014, the Partnership reimbursed $245, $1,033 and $0, respectively, to Westlake for certain state tax payments.
OpCo has entered into two site lease agreements with Westlake in connection with the IPO, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
11. Partners' Equity
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
Subordinated Unit
The subordinated unitholders have similar rights as the common unitholders. However, during the subordination period, the subordinated unitholders are not entitled to receive quarterly distributions from operating surplus until the common unitholders have received the minimum quarterly distribution from operating surplus and, among other things, in certain circumstances, are subordinated in the receipt of cash distributions upon liquidation. The subordination period will end on the first business day after the Partnership has earned and paid an aggregate amount of at least the minimum quarterly distribution multiplied by the total number of outstanding common and subordinated units for each of three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2017, and there are no outstanding arrearages on the Partnership's common units. Notwithstanding the foregoing, the subordination period will end on the first business day after the Partnership has paid an aggregate amount of at least 150.0% of the minimum quarterly distribution on an annualized basis multiplied by the total number of outstanding common and subordinated units and have earned that amount plus the related distribution on the incentive distribution rights, for any four-quarter period ending on or after June 30, 2015, and there are no outstanding arrearages on Partnership's common units.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

12. Accumulated Other Comprehensive Income
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
Changes in accumulated other comprehensive income was as follows:

	Year Ended December 31,
	2016	2015
Balance at January 1	$280	$—
Interest rate contract - Other comprehensive income before reclassifications	(416)	85
Interest rate contract - Amounts reclassified to net income	336	195
Balance at December 31	$200	$280
13. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2016, 2015 and the period from August 4, 2014 through December 31, 2014. These phantom units vest on the third anniversary of the grant date. There were no forfeitures under the Plan during 2016, 2015 and the period from August 4, 2014 through December 31, 2014. During 2016, the vesting of 5,543 phantom units was accelerated in connection with the retirement of one of our non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2016 was $123,221.
Non-vested phantom unit awards as of December 31, 2016 and 2015 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2014	4,404	$29.49
Granted	12,559	20.57
Non-vested balance at December 31, 2015	16,963	22.89
Granted	9,900	22.91
Vested	(5,543)	23.38
Non-vested balance at December 31, 2016	21,320	22.77
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2016 were 1,248,680. The total compensation cost recognized during the years ended December 31, 2016, 2015 and for the period from August 4, 2014 through December 31, 2014 was $194, $75 and $15, respectively, and is included in selling, general and administrative expenses and classified as a liability in the

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

consolidated and combined financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2016 was $300,296 and the weighted average remaining term of the units at December 31, 2016 was 1.96 years.
14. Derivative Instruments
Commodity Risk Management
The Predecessor used derivative instruments to reduce price volatility risk on raw materials and products, as a substantial portion of its raw materials and products were commodities whose prices fluctuate as market supply and demand fundamentals change. The Predecessor employed strategies to protect against such instability, including ethylene product feedstock flexibility. The Predecessor did not use derivative instruments to engage in speculative activities. The Contributed Assets did not include the entity engaged in commodity risk management activities or any of its open derivative positions. The Partnership has not engaged in any hedging activity and did not use any derivative instruments related to the commodities in the period subsequent to the IPO through December 31, 2014 or during the years ended December 31, 2015 and 2016.
For derivative instruments that are designated and qualify as fair value hedges, the gains or losses on the derivative instruments, as well as the offsetting losses or gains on the hedged items attributable to the hedged risk, are included in cost of sales in the consolidated and combined statements of operations. There were no derivative instruments that were designated as fair value hedges for the years ended December 31, 2016 and 2015.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in gross profit in the consolidated and combined statements of operations for the years ended December 31, 2015 and 2014. The Partnership had no derivative instruments that were not designated as hedging instruments subsequent to the IPO through December 31, 2014, or during 2015 and 2016. The impact of derivative instruments that have not been designated as hedges in the consolidated and combined statements of operations for the year ended December 31, 2014 was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2014
Commodity forward contracts	Cost of sales	$(9,244)
There was no open derivative position related to commodities at December 31, 2016 or 2015.

Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, neither the Partnership nor the Predecessor had any interest rate contracts.
The fair value of the derivative instrument on the Partnership's consolidated balance sheet as of December 31, 2016 and 2015 was as follows:

	Derivative Asset
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of December 31, 2016	Fair Value as of December 31, 2015
Interest rate contract	Deferred charges and other assets, net	$290	$436

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the years ended December 31, 2016 and 2015:

Derivative in Cash Flow Hedging Relationship	Location of Gain (Loss) Recognized in Statement of Operations	Year Ended December 31, 2016	Year Ended December 31, 2015
Interest rate contract—Loss reclassified from accumulated other comprehensive income to net income	Interest expense	$(336)	$(195)

Derivative in Cash Flow Hedging Relationship	Year Ended December 31, 2016	Year Ended December 31, 2015

Interest rate contract—Adjustments to fair value recognized in other comprehensive income	$(416)	$85
There was no material ineffectiveness with regard to the Partnership and Predecessor's qualifying hedges for the years ended December 31, 2016, 2015 and 2014.
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
The following table summarizes, by level within the fair value hierarchy, the Partnership's asset under the interest rate contract that was accounted for at fair value on a recurring basis at December 31, 2016.

	December 31, 2016
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$290	$290

	December 31, 2015
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$436	$436
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3 month LIBOR forward curve). There were no transfers in and out of Levels 1 and 2 of the fair value hierarchy during 2016.
In addition to the above, the Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2016 and December 31, 2015 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	31,775	31,775
OpCo Revolver	427,513	442,716	216,890	215,738
MLP Revolver	135,341	134,835	135,341	130,439
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
The components of income tax disaggregated between the Partnership and the Predecessor are as follows:

	Partnership			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from August 4, 2014 to December 31, 2014	Period from January 1, 2014 to August 3, 2014
Current
Federal	$—	$—	$—	$168,773
State and local	691	1,128	800	21,207
	691	1,128	800	189,980
Deferred
Federal	—	—	—	6,890
State and local	344	(456)	265	1,453
	344	(456)	265	8,343
Total provision	$1,035	$672	$1,065	$198,323
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense disaggregated between the Partnership and the Predecessor is as follows:

	Partnership			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from August 4, 2014 to December 31, 2014	Period from January 1, 2014 to August 3, 2014
Provision for federal income tax, at statutory rate	$124,054	$124,083	$52,343	$195,880
State income tax provision, net of federal income tax effect	1,035	672	1,065	14,729
Partnership income not subject to entity-level federal income tax	(124,054)	(124,083)	(52,343)	—
Manufacturing deduction	—	—	—	(12,214)
Other, net	—	—	—	(72)
Total provision	$1,035	$672	$1,065	$198,323

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2016	2015
Property, plant and equipment	$(1,488)	$(1,291)
Turnaround costs	(248)	(101)
Total deferred tax liabilities	$(1,736)	$(1,392)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,736)	$(1,392)
Total deferred tax liabilities	$(1,736)	$(1,392)
17. Supplemental Information
Accrued Liabilities
Accrued liabilities were $15,717 and $23,407 at December 31, 2016 and 2015, respectively. Accruals related to accrued interest, capital expenditures, and maintenance expenses, which are components of accrued liabilities, were $5,517, $2,647 and $2,586 at December 31, 2016, respectively, and were $2,879, $14,745 and $2,949 at December 31, 2015, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Operating Activity
The Predecessor settled $9,315 of its total interest expense incurred on long-term debt payable to Westlake as an addition to principal on debt outstanding in 2014.
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $18,113 for the year ended December 31, 2016 and the change in capital expenditure accrual reducing additions to property, plant and equipment was $14,552 and $418 for the years ended December 31, 2015 and 2014, respectively.
Non-cash Financing Activity
Related party notes payable to Westlake of $238,600 were deemed settled through net investment in 2014. The non-cash settlement was recorded as an increase in Westlake's net investment in the Predecessor. No cash was transferred in connection with the deemed settlement of these notes.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $9,901, $9,538 and $1,366 for the years ended December 31, 2016, 2015 and 2014, respectively. Income tax paid by the Partnership was $633 and $1,264 for the years ended December 31, 2016 and 2015, respectively, of which $388 and $231 was paid directly to the tax authorities for the years ended December 31, 2016 and 2015, and $245 and $1,033 was paid to Westlake as reimbursements for the years ended December 31, 2016 and 2015. No income tax payments were made during 2014 by the Partnership.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

18. Commitments and Contingencies
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
Other Commitments
The Partnership is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2016, future minimum lease commitments were as follows:

2017	$1,144
2018	907
2019	839
2020	771
2021	656
Thereafter	383
$4,700
Rental expense was approximately $2,542, $3,125 and $3,558 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Partnership has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business.
19. Major Customer and Concentration of Credit Risk
During the years ended December 31, 2016, 2015 and 2014, Westlake accounted for approximately 86.5%, 82.9% and 73.8%, respectively, of the Partnership's and the Predecessor's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

20. Subsequent Events
Distribution
On January 27, 2017, the Board of Directors of the Partnership's general partner announced a quarterly distribution for the period from October 1, 2016 through December 31, 2016 of $0.3450 per unit and $142 to IDR Holders, which was paid on February 22, 2017 to unitholders of record as of February 7, 2017.
General
Subsequent events were evaluated through the date on which the financial statements were issued.
21. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$252,604	$210,841	$229,354	$293,937
Gross profit	110,414	88,381	86,801	105,735
Income from operations	104,317	82,533	81,013	98,581
Net income	102,771	81,192	75,859	93,581
Net income attributable to Westlake Chemical Partners LP	12,084	9,344	8,661	10,851
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.45	$0.34	$0.32	$0.39
Basic and diluted earnings per subordinated unitholder	$0.45	$0.34	$0.32	$0.39

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Net sales	$258,391	$251,705	$248,619	$248,506
Gross profit	96,227	94,528	94,145	97,982
Income from operations	90,227	88,533	88,314	92,258
Net income	88,389	87,243	87,046	91,175
Net income attributable to Westlake Chemical Partners LP	8,500	10,443	10,103	10,785
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.31	$0.39	$0.37	$0.40
Basic and diluted earnings per subordinated unitholder	$0.31	$0.39	$0.37	$0.40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 41 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2016, as stated in their report that appears on page 42 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2016, we paid approximately $160.4 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of December 31, 2016. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and all of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to our partnership agreement.

Name	Age (as of December 31, 2016)	Position With Our General Partner
Albert Chao	67	President, Chief Executive Officer and Director
James Chao	69	Chairman of the Board of Directors
M. Steven Bender	60	Senior Vice President, Chief Financial Officer, Treasurer and Director
L. Benjamin Ederington	46	Vice President, General Counsel and Director
George Mangieri	66	Vice President and Chief Accounting Officer
Lawrence Teel	58	Senior Vice President, Olefins
Max L. Lukens	68	Director
David Lumpkins	62	Director
Angela Minas	52	Director
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
Max L. Lukens. Mr. Lukens has been a director of our general partner since June 2014 and is the Chairman of the audit committee. He has been a director of Westlake since August 2004. Since May 2006, Mr. Lukens has managed his personal investments. Mr. Lukens served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. until May 2006 and prior to that served as its Chairman of the Board from December 2002 to March 2004, and Interim Chief Executive Officer and President from September 2003 to March 2004. He was also previously employed by Baker Hughes Incorporated from 1981 to January 2000, where he served as Baker Hughes' Chairman of the Board, President and Chief Executive Officer from 1997 to January 2000. Between 2003 and 2009, he served as a director of NCI Building Systems, Inc. He also served as a director of The Pep Boys-Manny, Moe & Jack from August 2006 until October 2007 and again from June 2009 until September 2011. He was also Chairman of the Board of that company from June 2009 until he resigned in September 2011. He was a director of Blount International, Inc. from July 2015 until it was acquired in April 2016. Mr. Lukens was a Certified Public Accountant with Deloitte Haskins & Sells for 10 years and received both his B.S. and M.B.A. degrees from Miami University.
David Lumpkins. Mr. Lumpkins has been a director of our general partner since January 2015 and serves on the audit and conflicts committees. He is a partner with Stonecourt Capital LP, a private equity investment firm. He was the co-founder, and Executive Chairman of the general partner, of PetroLogistics L.P. until PetroLogistics L.P. was acquired by Flint Hills Resources, LLC in July 2014. Mr. Lumpkins previously had been affiliated with the private equity firm Lindsay Goldberg since 2000, during which time he worked on a number of investment opportunities in the petrochemical and energy midstream industries. Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley's Houston office and served as head of the firm's southwest region. He is a graduate of the University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of Crestwood Equity Partners LP.
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. Ms. Minas also currently serves on the board of directors and as the Chair of the audit committee of the general partner of CONE Midstream Partners LP and on the board of directors and as the Chair of the audit committee of the general partner of Ciner Resources LP. From March 2013 to August 2014, she was Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting.
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Lukens and Lumpkins and Ms. Minas is, and Mr. Gary K. Adams (who retired from the board in October 2016) was, independent as defined under the independence standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors of our General Partner
The board of directors of our general partner has one standing committee: the audit committee. The board of directors of our general partner may also form a conflicts committee from time to time.
Audit Committee
The audit committee of our general partner's board of directors has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Lukens and Lumpkins and Ms. Minas, all of whom are independent. Mr. Adams was also independent while he served on the audit committee. Mr. Lukens is the current Chairman of the audit committee. The board of directors of our general partner has determined that each of Messrs. Lukens and Lumpkins and Ms. Minas is, and Mr. Adams was, an "audit committee financial expert" within the meaning of the SEC rules and "financially literate" within the meaning of the NYSE regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.wlkpartners.com.
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
Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Mr. Lumpkins and Ms. Minas serve on the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors had ten meetings, and our general partner's audit committee had seven meetings. Our general partner's conflicts committee did not hold any meetings during the last fiscal year. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2016 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of all Forms 3, 4 and 5, including any amendments, filed with the SEC in 2016, all required report filings by the directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2016, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner and us and Mr. Steve Bender devoted approximately 12.5% of his total business time to our general partner and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2016.
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
Named Executive Officers
For 2016, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Steven Bender. The compensation allocated to us in 2016 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2016.
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

External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2016, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing updated comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2016, Westlake paid Willis Towers Watson approximately $157,000 for executive compensation advisory services and approximately $400,000 for other consulting services (primarily related to acquisition due diligence and integration services on behalf of Westlake). The decision to engage Willis Towers Watson for the non-executive compensation consulting services was made by management and approved by the Westlake Compensation Committee. In February 2017, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2016 raised any conflict of interest and concluded that no conflict of interest exists.
The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2016:

Air Products and Chemicals, Inc.	Huntsman Corporation
Albemarle Corporation	The Mosaic Company
Ashland Inc.	Olin Corporation
Axalta Coating Systems Ltd.	PolyOne Corporation
Celanese Corporation	Praxair, Inc.
CF Industries Holdings, Inc.	RPM International Inc
The Chemours Company	The Sherwin-Williams Company
Eastman Chemical Company	Trinseo S.A.
FMC Corporation	The Valspar Corporation
As a result of changes in the Peer Group and in order to take into account the size and complexity of Westlake (including as a result of the acquisition of Axiall Corporation), the Peer Group was adjusted in November 2016 by adding Axalta Coating Systems Ltd., The Chemours Company, Huntsman Corporation, Praxair, Inc. and The Sherwin-Williams Company to, and removing Axiall Corporation (which was acquired by Westlake), Cabot Corporation, International Flavors & Fragrances, Inc. and W.R. Grace & Co. from, the Peer Group.
The Westlake Compensation Committee may add or replace companies in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies in the Peer Group to help ensure that companies more comparable in size and business profile to Westlake are included.
In addition to referring to the Peer Group, Willis Towers Watson utilizes survey data from its proprietary general industry and chemical industry databases, including, but not limited to, the Willis Towers Watson CDB Executive Survey as well as the Hay Group Chemicals Industry survey and other relevant market information, that compare the compensation of executives at numerous companies in similar positions as the Westlake NEOs (the "Market Survey"). The Market Survey is used in conjunction with the Peer Group data (collectively, the "Reference Points") to help validate the market findings and more specifically establish market compensation rates for positions for which there are limited Peer Group data and/or for positions that are not industry-specific and for which Westlake would need to recruit on a broader basis (for instance, Chief Financial Officer). Finally, in establishing the target executive compensation, the Westlake Compensation Committee takes a total compensation view to include base pay, cash bonuses and long-term incentive and equity awards, so that as long as the composite total compensation of a Westlake NEO is competitive with the Reference Points, individual components may fall below or above the median of the Reference Points. In conducting its surveys for the Reference Points, Willis Towers Watson reports directly to the Westlake Compensation Committee on each component and on a composite total compensation basis.

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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2016, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee to:

•	ensure internal equity;

•	recognize individual performance and contributions; or

•	recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2016, see the proxy statement that is expected to be filed by Westlake in connection with its 2017 annual meeting of stockholders. In February 2017, the Westlake Compensation Committee set the base salaries for the Westlake NEOs as follows: $1,034,000 for Mr. Albert Chao and $550,000 for Mr. Bender. The salaries of Mr. Albert Chao and Mr. Bender were increased from $985,000 and $525,000, respectively, after consideration of the Reference Points.
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
Deferred Compensation Programs—Westlake has no deferred compensation programs for which its executives are eligible to participate except for the standard provisions of Westlake's 401(k) plan and provisions of Section 125 of the Internal Revenue Code whereby salary is reduced for taxation since the 401(k) contributions are made by employees on a pre-tax basis, thereby reducing their salary and taxable income. Westlake assumed certain deferred compensation programs from Axiall Corporation in connection with the acquisition. These programs are not open to new participants nor to new deferrals by existing participants.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
Max L. Lukens
David Lumpkins
Angela Minas
M. Steven Bender
L. Benjamin Ederington

Executive Compensation
The following tables provide information regarding the compensation awarded to or earned during 2016 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Chao President and Chief Executive Officer	2016	$985,000	10.0%	$98,500
	2015	953,000	10.0%	95,300
	2014	925,000	10.0%	38,104
M. Steven Bender Senior Vice President Chief Financial Officer and Treasurer	2016	525,000	12.5%	65,625
	2015	500,000	12.5%	62,500
	2014	462,000	12.5%	23,732
______________________________

(1)	See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.

(2)	See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.

(3)
Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2016 through December 31, 2016, from January 1, 2015 through December 31, 2015 and from August 4, 2014 through December 31, 2014.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates receive compensation for service on our board of directors and committees thereof. Our general partner implemented an annual retainer compensation package for the non-employee directors valued at approximately $140,000, of which approximately $65,000 is paid in the form of an annual cash retainer and the remaining $75,000 retainer fee is paid in a grant of phantom unit awards under the LTIP. In addition, our general partner pays the audit committee chairman an additional annual amount of $15,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement.
The following table sets forth a summary of the compensation we paid to our non-employee directors in 2016:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
Gary K. Adams	$48,750	$—	$128,491	$177,241
Max L. Lukens	80,000	75,000	8,212	163,212
David Lumpkins	65,000	75,000	8,212	148,642
Angela Minas	16,250	75,000	1,152	92,402
______________________________

(1)
The amounts reflected in this column represent the grant date fair value of restricted phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2016, Messrs. Lukens and Lumpkins and Ms. Minas held 8,755, 9,109 and 3,436 phantom units, respectively.

(2)
The amounts reflected in this column represent (a) the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards and (b) with respect to Mr. Adams, an amount ($123,221) awarded by our general partner’s board of directors in November 2016 in recognition of his service on the board and equivalent in value to the phantom units he surrendered upon his retirement from the board in October 2016.

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
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2017, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Westlake Chemical Corporation	1,436,115	10.0%	12,686,115	100%	52.2%
Westlake Chemical Partners GP LLC	0	0	0	0	0
Albert Chao	45,000	*	0	0	*
James Chao	45,000	*	0	0	*
M. Steven Bender	10,000	*	0	0	*
L. Benjamin Ederington	10,000	*	0	0	*
Max L. Lukens	125,000	*	0	0	*
David Lumpkins	0	0	0	0	*
Angela Minas	5,000	*	0	0	*
All directors and executive officers as a group (9 persons)	247,500	1.7%	0	0	0.9%

______________________________
* Less than 1% of the outstanding common units.
The following table sets forth, as of March 1, 2017, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock (1)
Directors and Named Executive Officers of Our General Partner	Direct (2)	Other		Percent of Class
Albert Chao	945,260	92,010,554	(3)	72.0%
James Chao	233,533	92,010,554	(3)	71.5%
M. Steven Bender	178,239	0		*
L. Benjamin Ederington	14,896	0		*
Max L. Lukens	18,875	0		*
David Lumpkins	0	0		*
Angela Minas	0	0		*
All directors and executive officers as a group (9 persons)	1,428,057	92,010,554		72.4%

______________________________

*	Less than 1% of the outstanding shares of common stock.

(1)	None of the shares beneficially owned by the directors or officers are pledged as security.

(2)
The amounts include shares of common stock that may be acquired within 60 days from March 1, 2017 through the exercise of options held by Mr. Albert Chao (671,242), Mr. James Chao (114,564), Mr. Bender (107,996), Mr. Ederington (9,172) and all directors and executive officers as a group (925,469).

(3)
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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Oppenheimer Funds, Inc. and Oppenheimer SteelPath MLP Alpha Fund 2 World Financial Center 225 Liberty Street New York, New York 10282	3,335,980 (1)	23.21%	0	0%	12.33%
Harvest Fund Advisors LLC 100 W. Lancaster Avenue, Suite 200 Wayne, PA 19087	1,983,230 (2)	13.8%	0	0%	7.3%
Energy Income Partners, LLC 100 Wright Street Westport, CT 06880	777,327 (3)	5.4%	0	0%	2.9%
____________________________

(1)
Based on an Amendment No. 2 to a Schedule 13G filed on January 25, 2017. According to the filing, Oppenheimer Funds, Inc. had shared voting and shared dispositive power over 3,335,980 common units, and Oppenheimer SteelPath MLP Alpha Fund had shared voting and shared dispositive power over 2,690,933 common units.

(2)	Based on a Schedule 13G filed on February 10, 2017. According to the filing, Harvest Fund Advisors LLC had sole voting and dispositive power over 1,983,230 common units.

(3)
Based on a Schedule 13G filed on February 14, 2017. According to the filing, Energy Income Partners, LLC had shared voting power and shared dispositive power over 77,327 common units, and each of James J. Murchie, Eva Pao, Linda A. Longville, Saul Ballesteros and John K. Tysseland had shared voting power and shared dispositive power over 777,327 common units.

Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	21,320	$0	1,248,680
Equity compensation plan not approved by security holders	0	N/A	0
Total	21,320	$—	1,248,680

______________________________

(1)
Adopted by our general partner’s board of directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.

For more information about the plan, please see Note 13 to our consolidated and combined financial statements.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common and subordinated units. During 2016, we made a $1.286 per unit distribution to all of our unitholders and a distribution of $139,000 to the IDR Holders, resulting in Westlake receiving approximately $18.1 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the omnibus agreement or services agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2016, we paid approximately $160.4 million for such expenses.
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
Agreements with Westlake
The operating agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 2 to our consolidated and combined financial statements included in "Item 8. Financial Statements and Supplementary Data."
The information required by Item 407(a) of Regulation S-K is included in "Item 10. Directors, Executive Officers and Corporate Governance."
We also entered into the MLP Revolver in 2015. OpCo entered into the OpCo Revolver and assumed various promissory notes at the closing of the IPO. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness. "
Ethylene Sales Agreement
OpCo and Westlake entered into the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Under specified circumstances, cost underrecoveries may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake.
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
Exchange Agreement
OpCo and Westlake entered into an exchange agreement, which had an initial term through August 1, 2015 and is continuing year to year thereafter, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay Westlake an exchange fee of $0.006 per pound.
Item 14. Principal Accountant Fees and Services.
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2016 and 2015 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2016 and December 31, 2015:

	For the year ended December 31,
	2016	2015
Audit fees (1)	$703,000	$756,190
Audit-related fees	—	—
Tax fees (2)	220,082	176,647
All other fees	—	—
Total	$923,082	$932,837

______________________________

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for the years ended December 31, 2016 and 2015, respectively. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

(2)
Represents tax services with respect to the preparation of the Partnership's 2015 K-1 statements in 2016, and the preparation of the Partnership’s 2014 K-1 statements in 2015, and compliance services in 2016.

Audit Committee Pre-Approval Policy
The charter of the Audit Committee of the Board of Directors of our general partner, which is available on our website at www.wlkpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. Our Audit Committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See "Item 8. Financial Statements and Supplementary Data" contained elsewhere in this report.
(a)(2) Financial Statement Schedules
All schedules are omitted because the information is not applicable, not required, or has been furnished in the Consolidated Financial Statements or Notes thereto in Item 8 of this Form 10-K.

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

4.3
Third Supplemental Indenture, dated as of July 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.4
Fourth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.5
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

4.7
Sixth Supplemental Indenture, dated as of July 17, 2012, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 16, 2012, File No. 1-32260).

4.8
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

4.9
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Quarterly Report on Form 8-K, filed on July 31, 2013, File No. 1-32260).

4.10
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Quarterly Report on Form 8-K, filed on July 31, 2013, File No. 1-32260).

Exhibit No.	Description
4.11
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Quarterly Report on Form 8-K filed on July 31, 2013, File No. 1-32260).

4.12
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

4.13
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.14
Ninth Supplemental Indenture (including the form of the Notes), dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.15
Indenture dated as of September 8, 2016, among Westlake and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Current Report on Form S-3, filed on September 8, 2016, File No. 333-213548).

4.16
Supplemental Indenture, dated as of October 25, 2016, among the Company, the Guaranteeing Subsidiaries (as defined therein) and the other Subsidiary Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, as trustee (incorporated by reference to Exhibit 4.18 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017, File No. 001-32260).

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

10.10†*	Form of Global Amendment to Phantom Unit Agreements under the Westlake Chemical Partners LP Long-Term Incentive Plan.

10.11†*	Form of Phantom Unit Agreement.

10.12
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.13
Unsecured Promissory Note between WPT LLC and Westlake Development Corporation (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on June 30, 2014).

10.14***	Unsecured Promissory Note between Westlake Vinyls, Inc. and Westlake Development Corporation.

10.15***	Unsecured Promissory Note between Westlake Petrochemicals LLC and Westlake Development Corporation.

10.16
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

10.17
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.18
Credit Agreement, dated as of August 23, 2016, by and among Westlake Chemical Corporation, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-32260).

10.19
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260)

10.20*	Exchange Agreement, effective as of August 1, 2014, by and between WPT LLC and Westlake Chemical OpCo LP.

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

***
The Unsecured Promissory Notes between Westlake Development Corporation and each of Westlake Vinyls, Inc. and Westlake Petrochemicals LLC are not filed because they are identical to Exhibit 10.13 except for the identity of the borrower.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 7, 2017	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2017
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer, Director (Principal Financial Officer)	March 7, 2017
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2017
George J. Mangieri

/S/ L. BENJAMIN EDERINGTON	Vice President, General Counsel, Secretary and Director	March 7, 2017
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 7, 2017
James Chao

/S/ MAX L. LUKENS	Director	March 7, 2017
Max L. Lukens

/S/ DAVID LUMPKINS	Director	March 7, 2017
David Lumpkins

/S/ ANGELA MINAS	Director	March 7, 2017
Angela Minas

EXHIBIT INDEX

Exhibit No.	Description

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

4.3
Third Supplemental Indenture, dated as of July 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 8, 2010, File No. 1-32260).

4.4
Fourth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.5
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

4.7
Sixth Supplemental Indenture, dated as of July 17, 2012, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 16, 2012, File No. 1-32260).

4.8
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

4.9
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Quarterly Report on Form 8-K, filed on July 31, 2013, File No. 1-32260).

4.10
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Quarterly Report on Form 8-K, filed on July 31, 2013, File No. 1-32260).

Exhibit No.	Description

4.11
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Quarterly Report on Form 8-K filed on July 31, 2013, File No. 1-32260).

4.12
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

4.13
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.14
Ninth Supplemental Indenture (including the form of the Notes), dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.15
Indenture dated as of September 8, 2016, among Westlake and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Current Report on Form S-3, filed on September 8, 2016, File No. 333-213548).

4.16
Supplemental Indenture, dated as of October 25, 2016, among the Company, the Guaranteeing Subsidiaries (as defined therein) and the other Subsidiary Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, as trustee (incorporated by reference to Exhibit 4.18 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017, File No. 001-32260).

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

10.10†*	Form of Global Amendment to Phantom Unit Agreements under the Westlake Chemical Partners LP Long-Term Incentive Plan.

10.11†*	Form of Phantom Unit Agreement.

10.12
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.13
Unsecured Promissory Note between WPT LLC and Westlake Development Corporation (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on June 30, 2014).

10.14***	Unsecured Promissory Note between Westlake Vinyls, Inc. and Westlake Development Corporation.

10.15***	Unsecured Promissory Note between Westlake Petrochemicals LLC and Westlake Development Corporation.

10.16
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

10.17
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.18
Credit Agreement, dated as of August 23, 2016, by and among Westlake Chemical Corporation, the other borrowers and guarantors referred to therein, the lenders from time to time party thereto, the issuing banks party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, relating to a $1 billion senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 24, 2016, File No. 001-32260).

10.19
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260)

10.20*	Exchange Agreement, effective as of August 1, 2014, by and between WPT LLC and Westlake Chemical OpCo LP.

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

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