Form 10-Q
period 2017-03-31
Westlake Chemical Partners LP
filed 2017-05-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of April 26, 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$122,974	$88,900
Accounts receivable—Westlake Chemical Corporation ("Westlake")	82,065	126,977
Accounts receivable, net—third parties	19,863	12,085
Inventories	4,776	3,934
Prepaid expenses and other current assets	154	269
Total current assets	229,832	232,165
Property, plant and equipment, net	1,223,239	1,222,238
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	97,915	95,011
Total other assets, net	103,729	100,825
Total assets	$1,556,800	$1,555,228
LIABILITIES
Current liabilities
Accounts payable—Westlake	$7,228	$12,130
Accounts payable—third parties	15,295	9,930
Accrued liabilities	24,122	15,717
Total current liabilities	46,645	37,777
Long-term debt payable to Westlake	600,206	594,629
Deferred income taxes	1,828	1,736
Other liabilities	136	123
Total liabilities	648,815	634,265
Commitments and contingencies (Note 14)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	297,462	297,367
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,823	4,813
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	42,626	42,534
General partner—Westlake	(242,341)	(242,430)
Accumulated other comprehensive income	289	200
Total Westlake Chemical Partners LP partners' capital	102,859	102,484
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	805,126	818,479
Total equity	907,985	920,963
Total liabilities and equity	$1,556,800	$1,555,228
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$212,930	$231,260
Net co-product, ethylene and other sales—third parties	64,518	21,344
Total net sales	277,448	252,604
Cost of sales	179,487	142,190
Gross profit	97,961	110,414
Selling, general and administrative expenses	7,828	6,097
Income from operations	90,133	104,317
Other income (expense)
Interest expense—Westlake	(5,460)	(1,231)
Other income, net	1,658	84
Income before income taxes	86,331	103,170
Provision for income taxes	303	399
Net income	86,028	102,771
Less: Net income attributable to noncontrolling interest in OpCo	76,264	90,687
Net income attributable to Westlake Chemical Partners LP	$9,764	$12,084
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.35	$0.45
Subordinated units	$0.35	$0.45
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115
Distributions per common unit	$0.3450	$0.3080
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in thousands of dollars)
Net income	$86,028	$102,771
Other comprehensive income (loss)
Cash flow hedge
Interest rate contract
Change in fair value of cash flow hedge	58	(827)
Reclassification of loss to net income	31	96
Total other comprehensive income (loss)	89	(731)
Comprehensive income	86,117	102,040
Comprehensive income attributable to noncontrolling interest in OpCo	76,264	90,687
Comprehensive income attributable to Westlake Chemical Partners LP	$9,853	$11,353
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	5,777	641	5,664	2	—	90,687	102,771
Net effect of cash flow hedge	—	—	—	—	(731)	—	(731)
Quarterly distributions to unitholders	(3,985)	(442)	(3,907)	—	—	—	(8,334)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(75,650)	(75,650)
Balances at March 31, 2016	$296,357	$4,701	$41,543	$(242,570)	$(451)	$765,643	$865,223

Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	4,559	505	4,469	231	—	76,264	86,028
Net effect of cash flow hedge	—	—	—	—	89	—	89
Quarterly distributions to unitholders	(4,464)	(495)	(4,377)	(142)	—	—	(9,478)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(89,617)	(89,617)
Balances at March 31, 2017	$297,462	$4,823	$42,626	$(242,341)	$289	$805,126	$907,985
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$86,028	$102,771
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,150	20,396
Provision for doubtful accounts	975	—
(Gain)/loss from disposition of property, plant and equipment	(127)	327
Gain on involuntary conversion of assets	(1,555)	—
Deferred income taxes	92	179
Changes in operating assets and liabilities
Accounts receivable—third parties	(8,753)	5,862
Net accounts receivable—Westlake	40,010	(24,649)
Inventories	(842)	1,289
Prepaid expenses and other current assets	115	110
Accounts payable	5,150	7,610
Accrued and other liabilities	7,461	2,575
Other, net	(9,626)	(3,895)
Net cash provided by operating activities	149,078	112,575
Cash flows from investing activities
Additions to property, plant and equipment	(23,168)	(79,091)
Proceeds from disposition of assets	127	98
Insurance recovery for involuntary conversion	1,555	—
Net cash used for investing activities	(21,486)	(78,993)
Cash flows from financing activities
Proceeds from debt payable to Westlake	17,000	59,519
Repayment of debt payable to Westlake	(11,423)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(89,617)	(75,650)
Quarterly distributions to unitholders	(9,478)	(8,334)
Net cash used for financing activities	(93,518)	(24,465)
Net increase in cash and cash equivalents	34,074	9,117
Cash and cash equivalents at beginning of period	88,900	169,559
Cash and cash equivalents at end of period	$122,974	$178,676
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2016 combined and consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"), filed with the SEC on March 7, 2017. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the combined and consolidated financial statements of the Partnership for the fiscal year ended December 31, 2016.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and the changes in its cash position for the three months ended March 31, 2017 and 2016.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2017 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting standard will have on its consolidated financial position, results of operations and cash flows.
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
Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standards update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the FASB ASC Topic 606, Revenue from contracts with customers. The accounting standard will be effective for reporting periods beginning

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASU No. 2017-05)
In February 2017, the FASB issued an accounting standards update to clarify the scope of guidance related to other income—gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new guidance clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The guidance also outlines that when an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling interest, it will measure the retained interest at fair value resulting in full gain or loss recognition upon sale of the controlling interest. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standard
Amendments to the Consolidation Analysis (ASU No. 2016-17)
In October 2016, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments became effective for annual periods beginning after December 15, 2016. The Partnership adopted this accounting standard effective January 1, 2017, and the adoption did not have any impact on the Partnership’s consolidated financial position, results of operations and cash flow.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2017	December 31, 2016
Trade customers	$21,284	$11,913
Allowance for doubtful accounts	(1,539)	(564)
	19,745	11,349
Other	118	736
Accounts receivable, net—third parties	$19,863	$12,085
3. Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016
Finished products	$4,397	$3,610
Feedstock, additives and chemicals	379	324
Inventories	$4,776	$3,934

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

4. Property, Plant and Equipment
As of March 31, 2017, the Partnership had property, plant and equipment, net totaling $1,223,239. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $23,413 and $16,553 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.
5. Other Assets
Amortization expense on other assets of $6,737 and $3,843 is included in costs of sales in the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

6. Distributions and Net Income Per Limited Partner Unit
On May 1, 2017, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from January 1, 2017 through March 31, 2017 of $0.3549 per unit and of $231 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution is payable on May 30, 2017 to unitholders and IDR Holders of record as of May 15, 2017.
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
For the three months ended March 31, 2017, the Partnership's distribution exceeded the $0.3163 per common and subordinated unit target, which resulted in distributions to the IDR Holders.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2017	2016
Net income attributable to the Partnership	$9,764	$12,084
Less:
Limited partners' distribution declared on common units	5,101	4,554
Limited partners' distribution declared on subordinated units	4,502	4,019
Distribution declared with respect to the incentive distribution rights	231	2
(Distribution in excess of net income) net income in excess of distribution	$(70)	$3,509
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

	Three Months Ended March 31, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$5,101	$4,502	$231	$9,834
Distribution in excess of net income	(37)	(33)	—	(70)
Net income	$5,064	$4,469	$231	$9,764
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.35	$0.35

	Three Months Ended March 31, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,554	$4,019	$2	$8,575
Net income in excess of distribution	1,864	1,645	—	3,509
Net income	$6,418	$5,664	$2	$12,084
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.45	$0.45

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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2017	2016
Net sales—Westlake	$212,930	$231,260
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
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2017	2016
Feedstock purchased from Westlake and included in cost of sales	$97,113	$66,108
Other charges from Westlake and included in cost of sales	25,417	20,453
Total	$122,530	$86,561
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2017	2016
Services received from Westlake and included in selling, general and administrative expenses	$6,732	$5,468
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2017	2016
Goods and services purchased from Westlake and capitalized as assets	$10,384	$2,007
Accounts Receivable from and Accounts Payable to Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the shortfall recoverable from Westlake under the Ethylene Sales Agreement. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the year, OpCo is entitled to recover the shortfall in the subsequent year. The shortfall is recognized in the period when such production activities occur. The shortfall recognized in 2016 is recoverable during 2017, per the Ethylene Sales Agreement. During 2016, Calvert City Olefins experienced a shutdown caused by a mechanical failure, which resulted in a force majeure event under the Ethylene Sales Agreement. Based on the annual year-end measurement, a buyer deficiency fee of $13,106 was recognized as a receivable from Westlake and as a component of net sales in the consolidated financial statements as of and for the year ended December 31, 2016. The buyer deficiency fee was collected from Westlake in January 2017.
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts receivable and accounts payable balances were as follows:

	March 31, 2017	December 31, 2016
Accounts receivable—Westlake	$82,065	$126,977
Accounts payable—Westlake	(7,228)	(12,130)
Debt Payable to Related Parties
In connection with the IPO, OpCo assumed promissory notes payable to Westlake ("the August 2013 Promissory Notes") and entered into a senior unsecured revolving credit facility with Westlake. In April 2015, the Partnership entered into an unsecured revolving credit facility with Westlake. See Note 8 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended March 31, 2017 and 2016 was $5,460 and $1,231, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of plant and equipment on related party debt was $398 and $2,386 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, accrued interest on related party debt was $5,842 and $5,517, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2017	December 31, 2016
Long-term debt payable to Westlake	$600,206	$594,629
General
OpCo, together with other subsidiaries of Westlake not included in these consolidated financial statements, were guarantors under Westlake's revolving credit facility and the indentures governing its senior notes. During August 2016, OpCo and certain subsidiaries of Westlake were released from their guarantees.
In 2015, the Partnership entered into an interest rate contract with Westlake to fix the London Interbank Offered Rate ("LIBOR") component of the interest rate for a portion of the MLP Revolver balance. See Note 10 for additional information on the interest rate contract.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

OpCo has two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
8. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2017	December 31, 2016
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$31,775
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	433,090	427,513
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	135,341
	$600,206	$594,629
The weighted average interest rate on all long-term debt was 3.86% and 3.72% at March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
9. Accumulated Other Comprehensive Income (Loss)
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
Changes in accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2017	2016
Balances at December 31,	$200	$280
Interest rate contract—Other comprehensive income (loss) before reclassification	58	(827)
Interest rate contract—Amounts reclassified from accumulated other comprehensive loss into net income	31	96
Balances at March 31,	$289	$(451)
10. Derivative Instruments
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
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

interest rate contract, the Partnership did not have any other derivative financial instruments during the three months ended March 31, 2017 and 2016.
The fair values of the derivative instrument on the Partnership's consolidated balance sheets were as follows:

	Derivative Assets
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		March 31, 2017	December 31, 2016
Interest rate contract	Deferred charges and other assets, net	$362	$290
The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016:

Derivative in Cash Flow Hedging Relationship	Location of Loss Recognized in Statement of Operations	Three Months Ended March 31,
		2017	2016
Interest rate contract—Loss reclassified from accumulated other comprehensive loss	Interest expense	$(31)	$(96)

Derivative in Cash Flow Hedging Relationship	Three Months Ended March 31,
	2017	2016
Interest rate contract—Adjustments to fair value recognized in other comprehensive income	$(58)	$827
There was no ineffective portion of the derivative instrument during the three months ended March 31, 2017 and 2016.
See Note 11 for the fair value of derivative instruments.
11. Fair Value Measurements
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
The following tables summarize, by level within the fair value hierarchy, the Partnership's liability and asset under the interest rate contract that was accounted for at fair value on a recurring basis:

	March 31, 2017
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$362	$362

	December 31, 2016
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$290	$290

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3-month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2017.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2017 and December 31, 2016 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$31,775	$31,775
OpCo Revolver	433,090	449,408	427,513	442,716
MLP Revolver	135,341	135,218	135,341	134,835
12. Supplemental Information
Accrued Liabilities
Accrued liabilities were $24,122 and $15,717 at March 31, 2017 and December 31, 2016, respectively. The capital expenditures accrual, accrued interest, accrued taxes, turnaround costs accrual and accrued maintenance, which are components of accrued liabilities, were $6,729, $5,842, $2,227, $4,162 and $3,115, respectively, at March 31, 2017, and $2,647, $5,517, $1,497, $945 and $2,586, respectively, at December 31, 2016. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $1,159 for the three months ended March 31, 2017. The change in capital expenditure accrual reducing additions to property, plant and equipment was $13,719 for the three months ended March 31, 2016.
Insurance Recovery
During the three months ended March 31, 2017, the Partnership received an insurance recovery of approximately $1,555 related to the Calvert City Olefins unplanned shut-down during 2016. The insurance recovery is included in other income in the consolidated statement of operations for the three months ended March 31, 2017.
13. Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2017 and 2016, Westlake accounted for approximately 76.7% and 91.6%, respectively, of the Partnership's net sales.

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
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate Westlake to take corrective actions relating to the alleged noncompliance. Westlake believes the resolution of these matters may require the payment of a monetary sanction in excess of $100.
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Partnership's assets, and those of Westlake, for various air and water compliance issues. The Partnership and Westlake negotiated two settlement agreements with the LDEQ fully resolving the NOVs as well as additional violations alleged by the LDEQ though not made the subject of any specific NOV for a combined $192 in civil penalties.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
15. Subsequent Events
Distribution
On May 1, 2017, the board of directors of Westlake GP declared a quarterly distribution for the period from January 1, 2017 through March 31, 2017 of $0.3549 per unit and $231 to IDR Holders. This distribution is payable on May 30, 2017 to unitholders and IDR Holders of record as of May 15, 2017.
General
Subsequent events were evaluated through the date on which the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the combined and consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K"), as filed with the SEC on March 7, 2017. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales.
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
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to MLP distributable cash flow are net income and net cash provided by operating activities. MLP distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities, but EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of the operations of our predecessor. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under "Results of Operations" below.
Recent Developments
We completed the upgrade and capacity expansion of our Calvert City Olefins facility in April 2017. The expansion, along with other initiatives, is expected to increase ethylene capacity of Calvert City Olefins by approximately 100 million pounds annually to a total annual ethylene capacity of 730 million pounds.

Results of Operations

	Three Months Ended March 31,
	2017	2016

	(dollars in thousands)
Revenue
Net sales—Westlake	$212,930	$231,260
Net co-product, ethylene and other sales—third parties	64,518	21,344
Total net sales	277,448	252,604
Cost of sales	179,487	142,190
Gross profit	97,961	110,414
Selling, general and administrative expenses	7,828	6,097
Income from operations	90,133	104,317
Other income (expense)
Interest expense—Westlake	(5,460)	(1,231)
Other income, net	1,658	84
Income before income taxes	86,331	103,170
Provision for income taxes	303	399
Net income	86,028	102,771
Less: Net income attributable to noncontrolling interest in OpCo	76,264	90,687
Net income attributable to Westlake Chemical Partners LP	$9,764	$12,084
MLP distributable cash flow (1)	$11,447	$9,515
EBITDA (2)	$121,941	$124,797
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2017
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+9.3%	+0.5%

	Three Months Ended March 31,
	2017	2016
Average industry prices (1)
Ethane (cents/lb)	7.8	5.3
Propane (cents/lb)	16.9	9.1
Ethylene (cents/lb) (2)	31.2	21.1
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$149,078	$112,575
Changes in operating assets and liabilities and other	(62,110)	(9,298)
Provision for doubtful accounts	(975)	—
Gain/(loss) from disposition of fixed assets	127	(327)
Deferred income taxes	(92)	(179)
Net Income	86,028	102,771
Add:
Depreciation and amortization (1)	30,150	20,396
Less:
Contribution to turnaround reserves	(7,239)	(6,124)
Maintenance capital expenditures (2)	(8,490)	(33,610)
Incentive distribution rights	(231)	(2)
Distributable cash flow attributable to noncontrolling interest in OpCo	(88,771)	(73,916)
MLP distributable cash flow	$11,447	$9,515
_____________

(1)
Lower maintenance capital expenditures in the first three months of 2017 as compared to the first three months of 2016 are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred in the first three months of 2016.

(2)
Higher depreciation and amortization in the first three months of 2017 as compared to the first three months of 2016 are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility expansion and turnaround project that was completed in July 2016.

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$149,078	$112,575
Changes in operating assets and liabilities and other	(62,110)	(9,298)
Provision for doubtful accounts	(975)	—
Gain/(loss) from disposition of fixed assets	127	(327)
Deferred income taxes	(92)	(179)
Net Income	86,028	102,771
Add:
Depreciation and amortization	30,150	20,396
Interest expense	5,460	1,231
Provision for income taxes	303	399
EBITDA	$121,941	$124,797

Summary
For the quarter ended March 31, 2017, net income was $86.0 million on net sales of $277.4 million. This represents a decrease in net income of $16.8 million as compared to the quarter ended March 31, 2016 net income of $102.8 million on net sales of $252.6 million. Net income attributable to Westlake Chemical Partners LP for the quarter ended March 31, 2017 was $9.8 million as compared to $12.1 million for the quarter ended March 31, 2016, a decline of $2.3 million which was consistent with the decline in net income. Net sales for the first quarter of 2017 increased by $24.8 million as compared to net sales for the first quarter of 2016 mainly attributable to higher sales prices to third parties and to Westlake, partially offset by the Shortfall of approximately $11.8 million recognized in the first quarter of 2016 as compared to the first quarter of 2017. Income from operations was $90.1 million for the first quarter of 2017 as compared to $104.3 million for the first quarter of 2016. Income from operations and net income for the first quarter of 2017 decreased mainly as a result of the Shortfall of approximately $11.8 million recognized in the first quarter of 2016 as compared to the first quarter of 2017, higher depreciation and amortization expense and higher selling, general and administrative expenses in the first quarter of 2017 as compared to the first quarter of 2016.
RESULTS OF OPERATIONS
First Quarter 2017 Compared with First Quarter 2016
Net Sales. Total net sales increased by $24.8 million, or 9.8%, to $277.4 million in the first quarter of 2017 from $252.6 million in the first quarter of 2016. The overall increase in sales price of ethylene and related co-products for the first quarter of 2017 by 9.3% was primarily due to higher third party sales prices, partially offset by the Shortfall recognized as a component of net sales for the first quarter of 2016, as compared to the first quarter of 2017. Sales volumes for the first quarter of 2017 contributed an increase in net sales of 0.5%, as compared to the first quarter of 2016, due to higher third party sales, partially offset by lower sales volume to Westlake. Ethylene production at the Lake Charles Petro I facility increased during the first quarter of 2017 as a result of the upgrade and capacity expansion that was completed in July 2016, partially offset by lower production rates at the Lake Charles Petro 2 facility and at the Calvert City Olefins facility due to the upgrade and expansion that began at the facility in March 2017, as compared to the first quarter of 2016.
Gross Profit. Gross profit decreased to $98.0 million for the first quarter of 2017 from $110.4 million for the first quarter of 2016. The gross profit margin in the first quarter of 2017 was 35.3%, as compared with 43.7% for the first quarter of 2016. The first quarter 2017 gross profit margin was lower due to the recognition of the Shortfall in the first quarter of 2016 and higher depreciation and amortization expense in the first quarter of 2017 as a result of the 2016 Lake Charles Petro 1 facility expansion and turnaround, partially offset by a higher sales volume to third parties, as compared to the first quarter of 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 27.9%, to $7.8 million in the first quarter of 2017 as compared to $6.1 million in the first quarter of 2016. The increase was mainly attributable to an increase in the allowance for bad debt accounts and general and administrative expense allocation from Westlake during the first quarter 2017, as compared to the prior-year period.
Interest Expense. Interest expense increased by $4.3 million to $5.5 million in the first quarter of 2017 from $1.2 million in the first quarter of 2016, largely due to decreased capitalized interest on major projects in the first quarter of 2017 as compared to the first quarter of 2016 and a higher average debt balance to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion in 2016 and Calvert City Olefins upgrade and expansion that began in March 2017, as compared to the first quarter of 2016.
Other Income. The increase in other income in the first quarter of 2017 as compared to the first quarter of 2016, was primarily due to the recognition of an insurance recovery received for the Calvert City Olefins unplanned shut-down in 2016.
CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
Operating Activities
Operating activities provided cash of $149.1 million in the first three months of 2017 compared to cash provided by operating activities of $112.6 million in the first three months of 2016. The $36.5 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital as compared to the prior-year period. These increases were largely offset by the decrease in net income and increase in outflows related to the turnaround for the first three months of 2017, as compared to the first three months of 2016. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $43.2 million in the first three months of 2017 as compared to $7.1 million of cash used in the first three months of 2016, resulting in an overall favorable change of $50.3 million. The change in working capital is mainly attributable to the favorable change in the Westlake accounts receivable balance offset by an unfavorable change in third party accounts receivable balance at March 31, 2017, as compared to the prior-year period. The increase in depreciation and amortization expense as compared to the same period in 2016 is directly related to the upgrade, expansion, and turnaround project for the Lake Charles Petro 1 facility that was completed in 2016.
Investing Activities
Net cash used for investing activities during the first three months of 2017 was $21.5 million as compared to net cash used for investing activities of $79.0 million in the first three months of 2016, mainly due to decreased capital expenditures in the first three months of 2017 as compared to the prior-year period. Capital expenditures during the first quarter of 2017 were primarily incurred for the Calvert City expansion while the same period in 2016 primarily reflected capital expenditures for the Lake Charles Petro 1 facility expansions and upgrade. The Lake Charles Petro 1 facility expansion and turnaround project was completed in July 2016.
Financing Activities
Net cash used for financing activities during the first three months of 2017 was $93.5 million as compared to net cash used for financing activities of $24.5 million in the first three months of 2016. The cash outflows during the first three months of 2017 were related to the distribution of $89.6 million to Westlake and of $9.5 million to other unitholders by the Partnership and the repayment of $11.4 million of borrowings under the OpCo Revolver as compared to the distribution of $75.7 million to Westlake and of $8.3 million to other unitholders during the first three months of 2016. The distributions and repayment in the first three months of 2017 were partially offset by borrowings under the OpCo Revolver of $17.0 million to fund capital expenditures. The distributions in the first three months of 2016 were partially offset by borrowing under the OpCo Revolver of $59.5 million primarily to fund capital expenditures and our working capital requirements.
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
The Partnership maintains separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary and possible under then current market conditions, the issuance of additional common units representing limited partner interests of the Partnership, other classes of units representing limited partners interests of the Partnership or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time although it is not required to do so.
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

On May 1, 2017, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3549 per unit payable on May 30, 2017 to unitholders of record as of May 15, 2017 and a distribution to the incentive distribution rights holders ("IDR Holders"), which equates to a total amount of approximately $9.8 million per quarter, or approximately $39.2 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common and subordinated units outstanding on March 31, 2017. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
We completed the upgrade and capacity expansion of Calvert City Olefins in April 2017. The expansion, along with other initiatives, is expected to increase ethylene capacity of Calvert City Olefins by approximately 100 million pounds annually to an annual ethylene capacity of 730 million pounds.
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the three months ended March 31, 2017 and 2016, Westlake loaned OpCo $17.0 million and $59.5 million, respectively, of which $17.0 million and $56.9 million was used to fund the expansion capital expenditures in the first three months of 2017 and 2016, respectively, while the additional $2.6 million borrowed during the first quarter of 2016 was used for working capital purposes. The total capital expenditures, which includes expansion and capital maintenance costs, for 2017 are expected to be approximately $71.2 million, of which $23.2 million was spent during the three months ended March 31, 2017. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2017, our cash and cash equivalents totaled $123 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). As of March 31, 2017, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of March 31, 2017, outstanding borrowings under the OpCo Revolver totaled $433.1 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver is scheduled to mature on April 29, 2018. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2017, outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us. We are evaluating refinancing alternatives as we approach the maturity of the MLP Revolver.

Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects, such as OpCo's plan to increase the ethylene capacity of the ethylene production facility at Calvert City Olefins;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs, including refinancing alternatives related to the MLP Revolver;

•	timing of and amount of capital expenditures;

•	potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo's cash flow;

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
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in in "Risk Factors" in the 2016 Form 10-K and the following:

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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2017, we had variable rate debt of $600.2 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $433.1 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, as of March 31, 2017 was 4.0%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $5.3 million, based on the March 31, 2017 debt balance.

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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2016 Form 10-K, filed on March 7, 2017, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 14 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2016 Form 10-K. There have been no material changes from those risk factors.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 3, 2017	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 3, 2017	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1†	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.