Form 10-Q
period 2017-06-30
Westlake Chemical Partners LP
filed 2017-08-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 14,373,615 common units and 12,686,115 subordinated units outstanding as of July 27, 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$104,939	$88,900
Accounts receivable—Westlake Chemical Corporation ("Westlake")	79,367	126,977
Accounts receivable, net—third parties	14,720	12,085
Inventories	4,558	3,934
Prepaid expenses and other current assets	45	269
Total current assets	203,629	232,165
Property, plant and equipment, net	1,220,393	1,222,238
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	92,741	95,011
Total other assets, net	98,555	100,825
Total assets	$1,522,577	$1,555,228
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,058	$12,130
Accounts payable—third parties	7,102	9,930
Accrued liabilities	15,230	15,717
Total current liabilities	36,390	37,777
Long-term debt payable to Westlake	588,280	594,629
Deferred income taxes	1,936	1,736
Other liabilities	168	123
Total liabilities	626,774	634,265
Commitments and contingencies (Note 15)
EQUITY
Common unitholders—public (12,937,500 units issued and outstanding)	297,486	297,367
Common unitholder—Westlake (1,436,115 units issued and outstanding)	4,825	4,813
Subordinated unitholder—Westlake (12,686,115 units issued and outstanding)	42,649	42,534
General partner—Westlake	(242,250)	(242,430)
Accumulated other comprehensive income	243	200
Total Westlake Chemical Partners LP partners' capital	102,953	102,484
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	792,850	818,479
Total equity	895,803	920,963
Total liabilities and equity	$1,522,577	$1,555,228
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$240,989	$181,635	$453,919	$412,895
Net co-product, ethylene and other sales—third parties	49,124	29,206	113,642	50,550
Total net sales	290,113	210,841	567,561	463,445
Cost of sales	190,542	122,460	370,029	264,650
Gross profit	99,571	88,381	197,532	198,795
Selling, general and administrative expenses	6,886	5,848	14,714	11,945
Income from operations	92,685	82,533	182,818	186,850
Other income (expense)
Interest expense—Westlake	(5,942)	(1,203)	(11,402)	(2,434)
Other income, net	24	159	1,682	243
Income before income taxes	86,767	81,489	173,098	184,659
Provision for income taxes	297	297	600	696
Net income	86,470	81,192	172,498	183,963
Less: Net income attributable to noncontrolling interest in OpCo	76,495	71,848	152,759	162,535
Net income attributable to Westlake Chemical Partners LP	$9,975	$9,344	$19,739	$21,428
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.36	$0.34	$0.71	$0.79
Subordinated units	$0.36	$0.34	$0.71	$0.79
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	12,937,500	12,937,500	12,937,500	12,937,500
Common units—Westlake	1,436,115	1,436,115	1,436,115	1,436,115
Subordinated units—Westlake	12,686,115	12,686,115	12,686,115	12,686,115
Distributions per common unit	$0.3549	$0.3168	$0.6999	$0.6248
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands of dollars)
Net income	$86,470	$81,192	$172,498	$183,963
Other comprehensive income (loss)
Cash flow hedge
Interest rate contract
Change in fair value of cash flow hedge	(51)	(267)	7	(1,094)
Reclassification of loss to net income	5	94	36	190
Total other comprehensive income (loss)	(46)	(173)	43	(904)
Comprehensive income	86,424	81,019	172,541	183,059
Comprehensive income attributable to noncontrolling interest in OpCo	76,495	71,848	152,759	162,535
Comprehensive income attributable to Westlake Chemical Partners LP	$9,929	$9,171	$19,782	$20,524
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	10,222	1,135	10,023	48	—	162,535	183,963
Net effect of cash flow hedge	—	—	—	—	(904)	—	(904)
Quarterly distributions to unitholders	(8,083)	(898)	(7,927)	(2)	—	—	(16,910)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(149,566)	(149,566)
Balances at June 30, 2016	$296,704	$4,739	$41,882	$(242,526)	$(624)	$763,575	$863,750

Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	9,174	1,017	8,994	554	—	152,759	172,498
Net effect of cash flow hedge	—	—	—	—	43	—	43
Quarterly distributions to unitholders	(9,055)	(1,005)	(8,879)	(374)	—	—	(19,313)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(178,388)	(178,388)
Balances at June 30, 2017	$297,486	$4,825	$42,649	$(242,250)	$243	$792,850	$895,803
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$172,498	$183,963
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,449	41,182
Provision for doubtful accounts	475	37
(Gain) loss from disposition of property, plant and equipment	(107)	2,467
Gain on involuntary conversion of assets	(1,672)	—
Deferred income taxes	200	320
Changes in operating assets and liabilities
Accounts receivable—third parties	(3,110)	2,270
Net accounts receivable—Westlake	49,538	(36,703)
Inventories	(624)	1,386
Prepaid expenses and other current assets	224	194
Accounts payable	(2,355)	24,833
Accrued and other liabilities	(667)	26,905
Other, net	(9,563)	(61,577)
Net cash provided by operating activities	262,286	185,277
Cash flows from investing activities
Additions to property, plant and equipment	(43,996)	(168,533)
Proceeds from disposition of assets	127	98
Proceeds from involuntary conversion of assets	1,672	—
Net cash used for investing activities	(42,197)	(168,435)
Cash flows from financing activities
Proceeds from debt payable to Westlake	20,384	131,832
Repayment of debt payable to Westlake	(26,733)	(500)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(178,388)	(149,566)
Quarterly distributions to unitholders	(19,313)	(16,910)
Net cash used for financing activities	(204,050)	(35,144)
Net increase (decrease) in cash and cash equivalents	16,039	(18,302)
Cash and cash equivalents at beginning of period	88,900	169,559
Cash and cash equivalents at end of period	$104,939	$151,257
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and the changes in its cash position for the six months ended June 30, 2017 and 2016.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In 2016, the FASB issued various additional authoritative guidance for the new revenue recognition standard. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The Partnership is in the process of performing a detailed analysis of its contracts with customer to evaluate the potential impact that the new accounting standard will have on its consolidated financial position, results of operations and cash flows. The Partnership intends to elect the modified retrospective method of adoption.
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
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard will be effective for reporting periods beginning after December 15, 2019 and is not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
Cash Flows (ASU No. 2016-15)
In August 2016, the FASB issued an accounting standards update providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In such situation, this guidance is to be applied prospectively. The accounting standard will be effective for reporting periods beginning after December 15, 2017 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standards update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the FASB ASC Topic 606, Revenue from contracts with customers.The accounting standard will be effective for reporting periods beginning after December 15, 2017 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASU No. 2017-05)
In February 2017, the FASB issued an accounting standards update to clarify the scope of guidance related to other income—gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new guidance clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The guidance also outlines that when an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling interest, it will measure the retained interest at fair value resulting in full gain or loss recognition upon sale of the controlling interest. The accounting standard will be effective for reporting periods beginning after December 15, 2017 and is not expected to have an impact on the Partnership's consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standard
Amendments to the Consolidation Analysis (ASU No. 2016-17)
In October 2016, the FASB issued an accounting standards update making certain changes to the current consolidation guidance. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments became effective for annual periods beginning after December 15, 2016. The Partnership adopted this accounting standard effective January 1, 2017, and the adoption did not have any impact on the Partnership's consolidated financial position, results of operations and cash flow.
2. Financial Instruments
Cash Equivalents
The Partnership had $9,996 of held-to-maturity securities with original maturities of three months or less, primarily consisting of corporate debt securities, classified as cash equivalents at June 30, 2017. The Partnership's investments in held-to-maturity securities are held at amortized cost, which approximates fair value. There were no held-to-maturity securities, classified as cash equivalents, at December 31, 2016.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2017	December 31, 2016
Trade customers	$15,759	$11,913
Allowance for doubtful accounts	(1,039)	(564)
	14,720	11,349
Other	—	736
Accounts receivable, net—third parties	$14,720	$12,085

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

4. Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016
Finished products	$4,223	$3,610
Feedstock, additives and chemicals	335	324
Inventories	$4,558	$3,934
5. Property, Plant and Equipment
As of June 30, 2017, the Partnership had property, plant and equipment, net totaling $1,220,393. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $22,251 and $17,094 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense on property, plant and equipment of $45,664 and $33,647 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively.
6. Other Assets
Amortization expense on other assets of $5,047 and $3,692 is included in costs of sales in the consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively. Amortization expense on other assets of $11,785 and $7,535 is included in costs of sales in the consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively.

7. Distributions and Net Income Per Limited Partner Unit
On August 1, 2017, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from April 1, 2017 through June 30, 2017 of $0.3650 per unit and of $323 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution is payable on August 29, 2017 to unitholders and IDR Holders of record as of August 15, 2017.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

For the three months ended June 30, 2017, the Partnership's distribution exceeded the $0.3163 per common and subordinated unit target, which resulted in distributions to the IDR Holders.
The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to the Partnership	$9,975	$9,344	$19,739	$21,428
Less:
Limited partners' distribution declared on common units	5,246	4,684	10,347	9,238
Limited partners' distribution declared on subordinated units	4,631	4,134	9,133	8,153
Distribution declared with respect to the incentive distribution rights	323	46	554	48
(Distribution in excess of net income) net income in excess of distribution	$(225)	$480	$(295)	$3,989
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

	Three Months Ended June 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$5,246	$4,631	$323	$10,200
Distribution in excess of net income	(119)	(106)	—	(225)
Net income	$5,127	$4,525	$323	$9,975
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.36	$0.36

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,684	$4,134	$46	$8,864
Net income in excess of distribution	255	225	—	480
Net income	$4,939	$4,359	$46	$9,344
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.34	$0.34

	Six Months Ended June 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$10,347	$9,133	$554	$20,034
Distribution in excess of net income	(156)	(139)	—	(295)
Net income	$10,191	$8,994	$554	$19,739
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.71	$0.71

	Six Months Ended June 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$9,238	$8,153	$48	$17,439
Net income in excess of distribution	2,119	1,870	—	3,989
Net income	$11,357	$10,023	$48	$21,428
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.79	$0.79
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales—Westlake	$240,989	$181,635	$453,919	$412,895
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
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Feedstock purchased from Westlake and included in cost of sales	$105,877	$51,373	$202,990	$117,481
Other charges from Westlake and included in cost of sales	25,525	19,665	50,942	40,118
Total	$131,402	$71,038	$253,932	$157,599
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Services received from Westlake and included in selling, general and administrative expenses	$6,946	$5,003	$13,678	$10,471
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Goods and services purchased from Westlake and capitalized as assets	$3,239	$11,074	$7,324	$13,081

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
The related party accounts receivable and accounts payable balances were as follows:

	June 30, 2017	December 31, 2016
Accounts receivable—Westlake	$79,367	$126,977
Accounts payable—Westlake	(14,058)	(12,130)
Debt Payable to Related Parties
In connection with the IPO, OpCo assumed promissory notes payable to Westlake ("the August 2013 Promissory Notes") and entered into a senior unsecured revolving credit facility with Westlake. In April 2015, the Partnership entered into an unsecured revolving credit facility with Westlake. See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended June 30, 2017 and 2016 was $5,942 and $1,203, respectively, and for the six months ended June 30, 2017 and 2016 was $11,402 and $2,434, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of plant and equipment on related party debt was $20 and $3,050 for the three months ended June 30, 2017 and 2016, respectively, and $418 and $5,436 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, accrued interest on related party debt was $2,967 and $5,517, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2017	December 31, 2016
Long-term debt payable to Westlake	$588,280	$594,629
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2017	December 31, 2016
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$31,775	$31,775
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	421,164	427,513
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2018)	135,341	135,341
	$588,280	$594,629
The weighted average interest rate on all long-term debt was 4.00% and 3.72% at June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
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

	Six Months Ended June 30,
	2017	2016
Balances at December 31,	$200	$280
Interest rate contract—Other comprehensive income (loss) before reclassification	7	(1,094)
Interest rate contract—Amounts reclassified from accumulated other comprehensive loss into net income	36	190
Balances at June 30,	$243	$(624)
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
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this interest rate contract, the Partnership did not have any other derivative financial instruments during the three and six months ended June 30, 2017 and 2016.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The fair values of the derivative instrument on the Partnership's consolidated balance sheets were as follows:

	Derivative Assets
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		June 30, 2017	December 31, 2016
Interest rate contract	Deferred charges and other assets, net	$299	$290
The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016:

Derivative in Cash Flow Hedging Relationship	Location of Loss Recognized in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate contract—Loss reclassified from accumulated other comprehensive loss	Interest expense	$(5)	$(94)	$(36)	$(190)

Derivative in Cash Flow Hedging Relationship	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate contract—Adjustments to fair value recognized in other comprehensive income	$51	$267	$(7)	$1,094
There was no ineffective portion of the derivative instrument during the three and six months ended June 30, 2017 and 2016.
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

	June 30, 2017
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$299	$299

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	December 31, 2016
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$290	$290
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3-month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2017.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2017 and December 31, 2016 are summarized in the table below. The Partnership's long-term debt includes the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$31,775	$31,775	$31,775	$31,775
OpCo Revolver	421,164	437,088	427,513	442,716
MLP Revolver	135,341	135,526	135,341	134,835
13. Supplemental Information
Accrued Liabilities
Accrued liabilities were $15,230 and $15,717 at June 30, 2017 and December 31, 2016, respectively. The capital expenditures accrual, accrued interest, accrued taxes, and accrued maintenance, which are components of accrued liabilities, were $2,776, $2,967, $3,461, and $2,906, respectively, at June 30, 2017, and $2,647, $5,517, $1,497, and $2,586, respectively, at December 31, 2016. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $293 for the six months ended June 30, 2017. The change in capital expenditure accrual reducing additions to property, plant and equipment was $50,354 for the six months ended June 30, 2016.
Insurance Recovery
During the six months ended June 30, 2017, the Partnership received an insurance recovery of approximately $1,672 representing involuntary conversion of assets related to the Calvert City Olefins unplanned shut-down during 2016. The insurance recovery is included in other income in the consolidated statement of operations for the six months ended June 30, 2017.
14. Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2017 and 2016, Westlake accounted for approximately 83.1% and 86.1%, respectively, of the Partnership's net sales. During the six months ended June 30, 2017 and 2016, Westlake accounted for approximately 80.0% and 89.1%, respectively, of the Partnership's net sales.

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
Louisiana Notice of Violations. The Louisiana Department of Environmental Quality ("LDEQ") has issued notices of violations ("NOVs") regarding the Partnership's assets, and those of Westlake, for various air and water compliance issues. The Partnership and Westlake negotiated two settlement agreements with the LDEQ fully resolving the NOVs as well as additional violations alleged by the LDEQ though not made the subject of any specific NOV for a combined $192 in civil penalties. The penalties have been paid and upon submission of a letter withdrawing Westlake's request for administrative hearing, this matter is expected to be resolved.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
16. Subsequent Events
Distribution
On August 1, 2017, the board of directors of Westlake GP declared a quarterly distribution for the period from April 1, 2017 through June 30, 2017 of $0.3650 per unit and $323 to IDR Holders. This distribution is payable on August 29, 2017 to unitholders and IDR Holders of record as of August 15, 2017.
MLP Revolver Amendment
On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021.
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
Recent Developments
On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021.
We completed the upgrade and capacity expansion of our Calvert City Olefins facility in April 2017. The expansion, along with other initiatives, is expected to increase ethylene capacity of Calvert City Olefins by approximately 100 million pounds annually to a total annual ethylene capacity of 730 million pounds.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Revenue
Net sales—Westlake	$240,989	$181,635	$453,919	$412,895
Net co-product, ethylene and other sales—third parties	49,124	29,206	113,642	50,550
Total net sales	290,113	210,841	567,561	463,445
Cost of sales	190,542	122,460	370,029	264,650
Gross profit	99,571	88,381	197,532	198,795
Selling, general and administrative expenses	6,886	5,848	14,714	11,945
Income from operations	92,685	82,533	182,818	186,850
Other income (expense)
Interest expense—Westlake	(5,942)	(1,203)	(11,402)	(2,434)
Other income, net	24	159	1,682	243
Income before income taxes	86,767	81,489	173,098	184,659
Provision for income taxes	297	297	600	696
Net income	86,470	81,192	172,498	183,963
Less: Net income attributable to noncontrolling interest in OpCo	76,495	71,848	152,759	162,535
Net income attributable to Westlake Chemical Partners LP	$9,975	$9,344	$19,739	$21,428
MLP distributable cash flow (1)	$10,967	$4,295	$22,414	$13,810
EBITDA (2)	$120,008	$103,478	$241,949	$228,275
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	-26.4%	+64.0%	-1.0%	+23.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average industry prices (1)
Ethane (cents/lb)	8.3	6.8	8.1	6.1
Propane (cents/lb)	14.9	11.7	15.9	10.4
Ethylene (cents/lb) (2)	27.6	25.9	29.4	23.5
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$113,208	$72,702	$262,286	$185,277
Changes in operating assets and liabilities and other	(26,630)	8,631	(89,588)	(994)
Deferred income taxes	(108)	(141)	(200)	(320)
Net Income	86,470	81,192	172,498	183,963
Add:
Depreciation and amortization (1)	27,299	20,786	57,449	41,182
Less:
Contribution to turnaround reserves	(7,624)	(10,214)	(14,863)	(16,338)
Maintenance capital expenditures (2)	(9,764)	(48,252)	(18,254)	(81,862)
Incentive distribution rights	(323)	(46)	(554)	(48)
Distributable cash flow attributable to noncontrolling interest in OpCo	(85,091)	(39,171)	(173,862)	(113,087)
MLP distributable cash flow	$10,967	$4,295	$22,414	$13,810
_____________

(1)
Higher depreciation and amortization in the second quarter and first six months of 2017 as compared to the second quarter and first six months of 2016 are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility expansion and turnaround project that was completed in July 2016.

(2)
Lower maintenance capital expenditures in the second quarter and first six months of 2017 as compared to the second quarter and first six months of 2016 are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred in the first six months of 2016.

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net cash provided by operating activities	$113,208	$72,702	$262,286	$185,277
Changes in operating assets and liabilities and other	(26,630)	8,631	(89,588)	(994)
Deferred income taxes	(108)	(141)	(200)	(320)
Net Income	86,470	81,192	172,498	183,963
Add:
Depreciation and amortization	27,299	20,786	57,449	41,182
Interest expense	5,942	1,203	11,402	2,434
Provision for income taxes	297	297	600	696
EBITDA	$120,008	$103,478	$241,949	$228,275

Summary
For the quarter ended June 30, 2017, net income was $86.5 million on net sales of $290.1 million. This represents an increase in net income of $5.3 million as compared to the quarter ended June 30, 2016 net income of $81.2 million on net sales of $210.8 million. Net income attributable to Westlake Chemical Partners LP for the quarter ended June 30, 2017 was $10.0 million as compared to $9.3 million for the quarter ended June 30, 2016, an increase of $0.6 million, which was consistent with the increase in net income. Net sales for the second quarter of 2017 increased by $79.3 million as compared to net sales for the second quarter of 2016 mainly attributable to higher sales volumes to Westlake and third parties, partially offset by lower internal sales prices to Westlake and the Shortfall of approximately $44.7 million recognized in the second quarter of 2016. Income from operations was $92.7 million for the second quarter of 2017 as compared to $82.5 million for the second quarter of 2016. Income from operations and net income for the second quarter of 2017 increased mainly as a result of higher sales volume to Westlake and third parties, partially offset by the Shortfall of approximately $44.7 million recognized in the second quarter of 2016, higher depreciation and amortization expense and higher selling, general and administrative expenses in the second quarter of 2017 as compared to the second quarter of 2016. Net income for the second quarter of 2017 was also lower due to decreased capitalized interest on major projects in the second quarter of 2017 as compared to the second quarter of 2016.
For the six months ended June 30, 2017, net income was $172.5 million on net sales of $567.6 million. This represents a decrease in net income of $11.5 million as compared to the six months ended June 30, 2016 net income of $184.0 million on net sales of $463.4 million. Net income attributable to Westlake Chemical Partners LP for the six months ended June 30, 2017 was $19.7 million as compared to $21.4 million for the six months ended June 30, 2016, a decline of $1.7 million, which was consistent with the decline in net income. Net sales for the six months ended June 30, 2017 increased by $104.2 million as compared to net sales for the six months ended June 30, 2016 mainly attributable to higher overall sales volumes to Westlake and third parties, partially offset by the Shortfall of approximately $56.5 million recognized during the first six months of 2016. Income from operations was $182.8 million for the six months ended June 30, 2017 as compared to $186.9 million for the six months ended June 30, 2016. Income from operations and net income for the six months ended June 30, 2017 decreased mainly as a result of the Shortfall recognized for the six months ended June 30, 2016, higher depreciation and amortization expense and higher selling, general and administrative expenses, partially offset by higher sales volume to Westlake and third parties in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Net income for the six months ended June 30, 2017 was also lower due to decreased capitalized interest on major projects in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
RESULTS OF OPERATIONS
Second Quarter 2017 Compared with Second Quarter 2016
Net Sales. Total net sales increased by $79.3 million, or 37.6%, to $290.1 million in the second quarter of 2017 from $210.8 million in the second quarter of 2016. The overall increase in sales volumes for the second quarter of 2017 contributed to an increase in net sales of 64.0%, as compared to the second quarter of 2016, which was primarily due to higher sales volumes to Westlake. This increase was partially offset by a 26.4% lower sales price of ethylene for the second quarter of 2017 compared to the sales price for the second quarter of 2016, which was primarily due to the Shortfall recognized as a component of net sales for the second quarter of 2016. Ethylene production at the Lake Charles Petro I facility increased during the second quarter of 2017 as a result of the upgrade and capacity expansion that was completed in July 2016. The production rates at the Lake Charles Petro 2 facility and at the Calvert City Olefins facility were higher during the second quarter of 2017 as compared to the second quarter of 2016.
Gross Profit. Gross profit increased to $99.6 million for the second quarter of 2017 from $88.4 million for the second quarter of 2016. The gross profit margin in the second quarter of 2017 was 34.3%, as compared to 41.9% for the second quarter of 2016. The second quarter of 2017 gross profit margin was lower due to the recognition of the Shortfall in the second quarter of 2016 and higher depreciation and amortization expense in the second quarter of 2017 as a result of the 2016 Lake Charles Petro 1 facility expansion and turnaround, partially offset by higher sales volume to Westlake, as compared to the second quarter of 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 19.0%, to $6.9 million in the second quarter of 2017 as compared to $5.8 million in the second quarter of 2016. The increase was mainly attributable to the general and administrative expense allocation from Westlake, partially offset by a decrease in the allowance for bad debt accounts in the second quarter of 2017, as compared to the prior-year period.
Interest Expense. Interest expense increased by $4.7 million to $5.9 million in the second quarter of 2017 from $1.2 million in the second quarter of 2016, largely due to decreased capitalized interest on major projects in the second quarter of 2017 as compared to the second quarter of 2016 and a higher average debt balance to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion in 2016 and Calvert City Olefins upgrade and expansion in March and April 2017, as compared to the second quarter of 2016.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Net Sales. Total net sales increased by $104.2 million, or 22.5%, to $567.6 million in the six months ended June 30, 2017 from $463.4 million in the six months ended June 30, 2016. The overall sales volumes for the six months ended June 30, 2017 contributed to an increase in net sales of 23.5%, as compared to the six months ended June 30, 2016, due to higher sales volumes to Westlake and third parties. The overall ethylene and co-product sales price for the six months ended June 30, 2017 decreased by 1.0%, which was primarily due to lower sales prices to Westlake due to the recognition of the Shortfall in the six months ended June 30, 2016, partially offset by the increase in sales prices to third parties, as compared to the six months ended June 30, 2016. Ethylene production at the Lake Charles Petro I facility increased during the six months ended June 30, 2017 as a result of the upgrade and capacity expansion that was completed in July 2016 and a higher production rate at the Lake Charles Petro 2 facility, partially offset by a lower production rate at the Calvert City Olefins facility due to the upgrade and expansion at the facility during March and April 2017, as compared to the six months ended June 30, 2016.
Gross Profit. Gross profit decreased to $197.5 million for the six months ended June 30, 2017 from $198.8 million for the six months ended June 30, 2016. The gross profit margin in the six months ended June 30, 2017 was 34.8%, as compared with 42.9% for the six months ended June 30, 2016. The six months ended June 30, 2017 gross profit margin was lower due to the recognition of the Shortfall in the six months ended June 30, 2016 and higher depreciation and amortization expense in the six months ended June 30, 2017 as a result of the 2016 Lake Charles Petro 1 facility expansion and turnaround, partially offset by a higher sales volume to third parties and Westlake, as compared to the six months ended June 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million, or 23.5%, to $14.7 million in the six months ended June 30, 2017 as compared to $11.9 million in the six months ended June 30, 2016. The increase was mainly attributable to the general and administrative expense allocation from Westlake and an increase in the allowance for bad debt accounts in the six months ended June 30, 2017, as compared to the prior-year period.
Interest Expense. Interest expense increased by $9.0 million to $11.4 million in the six months ended June 30, 2017 from $2.4 million in the six months ended June 30, 2016, largely due to decreased capitalized interest on major projects in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 and a higher average debt balance in the six months ended June 30, 2017, to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion in 2016 and Calvert City Olefins upgrade and expansion during March and April 2017, as compared to the six months ended June 30, 2016.
Other Income. The increase in other income in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, was primarily due to the recognition of an insurance recovery with respect to the involuntary conversion of asset related to the Calvert City Olefins unplanned shut-down in 2016.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
Operating Activities
Operating activities provided cash of $262.3 million in the first six months of 2017 compared to cash provided by operating activities of $185.3 million in the first six months of 2016. The $77.0 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital and lower turnaround related expenditures during the six months ended June 30, 2017 as compared to the prior-year period. These increases were largely offset by the decrease in net income for the first six months of 2017, as compared to the first six months of 2016. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $42.9 million in the first six months of 2017 as compared to $18.9 million of cash provided in the first six months of 2016, resulting in an overall favorable change of $24.0 million. The favorable change in working capital is mainly attributable to the favorable change in the Westlake accounts receivable balance offset by unfavorable changes in third party accounts payable and accrued liabilities.
Investing Activities
Net cash used for investing activities during the first six months of 2017 was $42.2 million as compared to net cash used for investing activities of $168.4 million in the first six months of 2016, mainly due to decreased capital expenditures in the first six months of 2017 as compared to the prior-year period. Capital expenditures during the first six months of 2017 were primarily incurred for the Calvert City expansion while the same period in 2016 primarily reflected capital expenditures for the Lake Charles Petro 1 facility expansions and upgrade. The Lake Charles Petro 1 facility expansion and turnaround project was completed in July 2016.

Financing Activities
Net cash used for financing activities during the first six months of 2017 was $204.1 million as compared to net cash used for financing activities of $35.1 million in the first six months of 2016. The cash outflows during the first six months of 2017 were related to the distribution of $178.4 million to Westlake and of $19.3 million to other unitholders by the Partnership and the repayment of $26.7 million of borrowings under the OpCo Revolver as compared to the distribution of $149.6 million to Westlake and of $16.9 million to other unitholders during the first six months of 2016. The distributions and repayment in the first six months of 2017 were partially offset by borrowings under the OpCo Revolver of $20.4 million to fund capital expenditures. The distributions in the first six months of 2016 were partially offset by borrowing under the OpCo Revolver of $131.8 million primarily to fund capital expenditures and our working capital requirements.
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
On August 1, 2017, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3650 per unit payable on August 29, 2017 to unitholders of record as of August 15, 2017 and a distribution to the incentive distribution rights holders ("IDR Holders"), which equates to a total amount of approximately $10.2 million per quarter, or approximately $40.8 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common and subordinated units outstanding on June 30, 2017. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the six months ended June 30, 2017 and 2016, Westlake loaned OpCo $20.4 million and $131.8 million, respectively, of which $20.4 million and $117.4 million was used to fund the expansion capital expenditures in the first six months of 2017 and 2016, respectively. The total capital expenditures, which include expansion and capital maintenance costs, for 2017 are expected to be approximately $71.2 million, of which $44.0 million was spent during the six months ended June 30, 2017. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.

Cash and Cash Equivalents
As of June 30, 2017, our cash and cash equivalents totaled $104.9 million. In addition, we have a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). As of June 30, 2017, $31.8 million of the principal amount of the August 2013 Promissory Notes was still outstanding. The August 2013 Promissory Notes have a ten-year term and bear interest at the prime rate plus a 1.5% margin, which is accrued in arrears quarterly. OpCo has the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes mature in August 2023.
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of June 30, 2017, outstanding borrowings under the OpCo Revolver totaled $421.2 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver matures in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2017, outstanding borrowings under the MLP Revolver totaled $135.3 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2017, we had variable rate debt of $588.3 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $31.8 million of which accrues interest at a variable rate of prime plus 150 basis points, $421.2 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $135.3 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, as of June 30, 2017 was 4.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $5.2 million, based on the June 30, 2017 debt balance.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective with respect to (i) the accumulation and communication to our management, including our Chief Executive Officer and our Chief Financial Officer, of information required to be disclosed by us in the reports that we submit under the Exchange Act, and (ii) the recording, processing, summarizing and reporting of such information within the time periods specified in the SEC's rules and forms.
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1†
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 3, 2017	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 3, 2017	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017

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