Form 10-Q
period 2017-09-30
Westlake Chemical Partners LP
filed 2017-11-07
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 32,234,730 common units outstanding as of October 31, 2017.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,249	$88,900
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	119,009	—
Accounts receivable, net—Westlake	60,405	126,977
Accounts receivable, net—third parties	16,651	12,085
Inventories	3,881	3,934
Prepaid expenses and other current assets	413	269
Total current assets	217,608	232,165
Property, plant and equipment, net	1,206,246	1,222,238
Other assets, net
Goodwill	5,814	5,814
Deferred charges and other assets, net	88,030	95,011
Total other assets, net	93,844	100,825
Total assets	$1,517,698	$1,555,228
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,123	$12,130
Accounts payable—third parties	10,073	9,930
Accrued liabilities	20,724	15,717
Total current liabilities	44,920	37,777
Long-term debt payable to Westlake	477,121	594,629
Deferred income taxes	2,099	1,736
Other liabilities	79	123
Total liabilities	524,219	634,265
Commitments and contingencies (Note 15)
EQUITY
Common unitholders—public (18,112,500 and 12,937,500 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	409,684	297,367
Common unitholder—Westlake (14,122,230 and 1,436,115 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	49,025	4,813
Subordinated unitholder—Westlake (0 and 12,686,115 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	—	42,534
General partner—Westlake	(242,074)	(242,430)
Accumulated other comprehensive income	226	200
Total Westlake Chemical Partners LP partners' capital	216,861	102,484
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	776,618	818,479
Total equity	993,479	920,963
Total liabilities and equity	$1,517,698	$1,555,228
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$258,049	$193,964	$711,968	$606,859
Net co-product, ethylene and other sales—third parties	38,726	35,390	152,368	85,940
Total net sales	296,775	229,354	864,336	692,799
Cost of sales	201,372	142,553	571,401	407,203
Gross profit	95,403	86,801	292,935	285,596
Selling, general and administrative expenses	6,805	5,788	21,519	17,733
Income from operations	88,598	81,013	271,416	267,863
Other income (expense)
Interest expense—Westlake	(6,190)	(4,947)	(17,592)	(7,381)
Other income, net	162	(13)	1,844	230
Income before income taxes	82,570	76,053	255,668	260,712
Provision for income taxes	325	194	925	890
Net income	82,245	75,859	254,743	259,822
Less: Net income attributable to noncontrolling interest in OpCo	68,860	67,198	221,619	229,733
Net income attributable to Westlake Chemical Partners LP	$13,385	$8,661	$33,124	$30,089
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.47	$0.32	$1.23	$1.11
Subordinated units	$—	$0.32	$1.07	$1.11
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	13,050,000	12,937,500	12,975,412	12,937,500
Common units—Westlake	14,122,230	1,436,115	5,711,289	1,436,115
Subordinated units—Westlake	—	12,686,115	8,410,941	12,686,115
Distributions per common unit	$0.3650	$0.3259	$1.0649	$0.9507
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands of dollars)
Net income	$82,245	$75,859	$254,743	$259,822
Other comprehensive income (loss)
Cash flow hedge
Interest rate contract
Change in fair value of cash flow hedge	3	310	10	(784)
Reclassification of (income) loss to net income	(20)	90	16	280
Total other comprehensive income (loss)	(17)	400	26	(504)
Comprehensive income	82,228	76,259	254,769	259,318
Comprehensive income attributable to noncontrolling interest in OpCo	68,860	67,198	221,619	229,733
Comprehensive income attributable to Westlake Chemical Partners LP	$13,368	$9,061	$33,150	$29,585
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	14,320	1,589	14,041	139	—	229,733	259,822
Net effect of cash flow hedge	—	—	—	—	(504)	—	(504)
Quarterly distributions to unitholders	(12,300)	(1,365)	(12,061)	(48)	—	—	(25,774)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(188,736)	(188,736)
Balances at September 30, 2016	$296,585	$4,726	$41,766	$(242,481)	$(224)	$791,603	$891,975

Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	15,355	3,389	13,328	1,052	—	221,619	254,743
Net effect of cash flow hedge	—	—	—	—	26	—	26
Proceeds from secondary public offering, net of finance and other offering costs	110,739	—	—	—	—	—	110,739
Subordinated unit conversion	—	42,352	(42,352)	—	—	—	—
Quarterly distributions to unitholders	(13,777)	(1,529)	(13,510)	(696)	—	—	(29,512)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(263,480)	(263,480)
Balances at September 30, 2017	$409,684	$49,025	$—	$(242,074)	$226	$776,618	$993,479
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$254,743	$259,822
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	86,502	67,472
Provision for doubtful accounts	(25)	228
Loss from disposition of property, plant and equipment	2,627	2,408
Gain on involuntary conversion of assets	(1,672)	—
Deferred income taxes	363	389
Changes in operating assets and liabilities
Accounts receivable—third parties	(4,541)	(4,000)
Net accounts receivable—Westlake	68,556	(87,032)
Inventories	53	451
Prepaid expenses and other current assets	(144)	267
Accounts payable	1,026	6,026
Accrued and other liabilities	5,018	7,831
Other, net	(10,590)	(76,492)
Net cash provided by operating activities	401,916	177,370
Cash flows from investing activities
Additions to property, plant and equipment	(56,607)	(268,647)
Proceeds from disposition of assets	129	157
Proceeds from involuntary conversion of assets	1,672	—
Receivable under the Investment Management Agreement—Westlake	(119,000)	—
Net cash used for investing activities	(173,806)	(268,490)
Cash flows from financing activities
Net proceeds from common units offering	110,739	—
Proceeds from debt payable to Westlake	155,257	212,175
Repayment of debt payable to Westlake	(272,765)	(1,098)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(263,480)	(188,736)
Quarterly distributions to unitholders	(29,512)	(25,774)
Net cash used for financing activities	(299,761)	(3,433)
Net decrease in cash and cash equivalents	(71,651)	(94,553)
Cash and cash equivalents at beginning of period	88,900	169,559
Cash and cash equivalents at end of period	$17,249	$75,006
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed its initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. On September 29, 2017, the Partnership completed its secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to Westlake Partners from the sale of the units was $110,739, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3,111.
In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135,341, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. On September 29, 2017, the Partnership purchased an additional 5.0% newly-issued limited partner interest in OpCo for approximately $229,207, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017. The remaining 81.7% limited partner interest in OpCo is owned by Westlake Chemical Corporation.
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
The Partnership holds a 18.3% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 81.7% limited partner interest in OpCo is owned by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 81.7% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and the changes in its cash position for the nine months ended September 30, 2017 and 2016.

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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2017	December 31, 2016
Trade customers	$17,190	$11,913
Allowance for doubtful accounts	(539)	(564)
	16,651	11,349
Other	—	736
Accounts receivable, net—third parties	$16,651	$12,085
3. Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
Finished products	$3,515	$3,610
Feedstock, additives and chemicals	366	324
Inventories	$3,881	$3,934

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

4. Property, Plant and Equipment
As of September 30, 2017, the Partnership had property, plant and equipment, net totaling $1,206,246. The Partnership assesses these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the U.S. and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Depreciation expense on property, plant and equipment of $23,525 and $19,773 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense on property, plant and equipment of $69,189 and $53,420 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively.
5. Other Assets
Amortization expense on other assets of $5,528 and $6,517 is included in costs of sales in the consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively. Amortization expense on other assets of $17,313 and $14,052 is included in costs of sales in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively.

6. Distributions and Net Income Per Limited Partner Unit
On November 1, 2017, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from July 1, 2017 through September 30, 2017 of $0.3756 per unit and of $498 to the holder of the Partnership's incentive distribution rights ("IDR Holder"). This distribution is payable on November 29, 2017 to the unitholders and IDR Holder of record as of November 14, 2017.
The Partnership Agreement provides that the Partnership will distribute cash each quarter in the following manner: first, to all the unitholders, until each unit has received the minimum quarterly distribution of $0.2750, plus any arrearages from prior quarters; and second, to all the unitholders, pro-rata, until each unit has received a distribution of $0.3163. If cash distributions to the Partnership's unitholders exceed $0.3163 per unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $0.3163 up to $0.3438	85.0%	15.0%
Above $0.3438 up to $0.4125	75.0%	25.0%
Above $0.4125	50.0%	50.0%
For the three months ended September 30, 2017, the Partnership's distribution exceeded the $0.3163 per common and unit target, which resulted in distributions to the IDR Holder.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to the Partnership	$13,385	$8,661	$33,124	$30,089
Less:
Limited partners' distribution declared on common units	12,107	4,819	22,454	14,057
Limited partners' distribution declared on subordinated units	—	4,254	9,133	12,407
Distribution declared with respect to the incentive distribution rights	498	91	1,052	139
Net income in excess of distribution (distribution in excess of net income)	$780	$(503)	$485	$3,486
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
As discussed further in Note 7, the 12,686,115 subordinated units, all of which were owned by Westlake, were converted into common units during the third quarter of 2017. For purposes of calculating net income per unit, the subordinated units were treated as if they had been converted to common units on July 1, 2017. Therefore, the subordinated units did not share in the distribution of cash generated during the three months ended September 30, 2017, and the Partnership did not allocate any earnings to the subordinated unitholders for that period for the determination of net income per unit.

	Three Months Ended September 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$12,107	$—	$498	$12,605
Net income in excess of distribution	780	—	—	780
Net income	$12,887	$—	$498	$13,385
Weighted average units outstanding:
Basic and diluted	27,172,230	—		27,172,230
Net income per limited partner unit:
Basic and diluted	$0.47	$—

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$4,819	$4,254	$91	$9,164
Distribution in excess of net income	(267)	(236)	—	(503)
Net income	$4,552	$4,018	$91	$8,661
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.32	$0.32

	Nine Months Ended September 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$22,454	$9,133	$1,052	$32,639
Net income in excess of distribution (distribution in excess of net income)	624	(139)	—	485
Net income	$23,078	$8,994	$1,052	$33,124
Weighted average units outstanding:
Basic and diluted	18,686,701	8,410,941		27,097,642
Net income per limited partner unit:
Basic and diluted	$1.23	$1.07

	Nine Months Ended September 30, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$14,057	$12,407	$139	$26,603
Net income in excess of distribution	1,852	1,634	—	3,486
Net income	$15,909	$14,041	$139	$30,089
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.11	$1.11
7. Equity
Following the Partnership’s cash distribution for the second quarter of 2017, the requirement under the Partnership’s partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

On September 29, 2017, the Partnership completed its secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to the Partnership from the sale of the units was $110,739, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3,111.
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales—Westlake	$258,049	$193,964	$711,968	$606,859
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
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Feedstock purchased from Westlake and included in cost of sales	$110,241	$63,693	$313,231	$181,174
Other charges from Westlake and included in cost of sales	23,954	22,585	74,896	62,703
Total	$134,195	$86,278	$388,127	$243,877
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Services received from Westlake and included in selling, general and administrative expenses	$6,633	$5,129	$20,311	$15,600
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Goods and services purchased from Westlake and capitalized as assets	$619	$4,153	$3,131	$17,234
Receivable from Related Parties
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2017	December 31, 2016
Receivable under the Investment Management Agreement	$119,009	$—
Accounts Receivables
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2017	December 31, 2016
Accounts receivable—Westlake	$60,405	$126,977
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	September 30, 2017	December 31, 2016
Accounts payable—Westlake	$14,123	$12,130
Debt Payable to Related Parties
In connection with the IPO, OpCo assumed promissory notes payable to Westlake ("the August 2013 Promissory Notes") and entered into a senior unsecured revolving credit facility with Westlake. In April 2015, the Partnership entered into an unsecured revolving credit facility with Westlake. See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended September 30, 2017 and 2016 was $6,190 and $4,947, respectively, and for the nine months ended September 30, 2017 and 2016 was $17,592 and $7,381, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of plant and equipment on related party debt was $7 and $215 for the three months ended September 30, 2017 and 2016, respectively, and $426 and $5,651 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, accrued interest on related party debt was $5,728 and $5,517, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2017	December 31, 2016
Long-term debt payable to Westlake	$477,121	$594,629
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2017	December 31, 2016
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$—	$31,775
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	223,577	427,513
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2021)	253,544	135,341
	$477,121	$594,629
On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021. On September 29, 2017, the Partnership repaid the remaining balance of the August 2013 Promissory notes in full and also repaid $197,432 of borrowings under the OpCo Revolver.
The weighted average interest rate on all long-term debt was 3.74% and 3.72% at September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017, the Partnership was in compliance with all of the covenants under the August 2013 Promissory Notes, the OpCo Revolver and the MLP Revolver.
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

	Nine Months Ended September 30,
	2017	2016
Balances at December 31,	$200	$280
Interest rate contract—Other comprehensive income (loss) before reclassification	10	(784)
Interest rate contract—Amounts reclassified from accumulated other comprehensive income into net income	16	280
Balances at September 30,	$226	$(224)
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
Interest Rate Risk Management
During August 2015, the Partnership entered into an interest rate contract with Westlake designed to reduce the risks of variability of the interest rate under the MLP Revolver. The interest rate contract fixed the LIBOR component of the interest rate for a portion of the MLP Revolver balance. This contract was designated as a cash flow hedge. With the exception of this

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

interest rate contract, the Partnership did not have any other derivative financial instruments during the three and nine months ended September 30, 2017 and 2016.
The fair values of the derivative instrument on the Partnership's consolidated balance sheets were as follows:

	Derivative Assets
Derivative in Cash Flow Hedging Relationship	Balance Sheet Location	Fair Value as of
		September 30, 2017	December 31, 2016
Interest rate contract	Deferred charges and other assets, net	$265	$290
The following tables present the effect of the derivative instrument designated as cash flow hedge on the consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016:

Derivative in Cash Flow Hedging Relationship	Location of Loss Recognized in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Interest rate contract—Gain (loss) reclassified from accumulated other comprehensive income	Interest expense	$20	$(90)	$(16)	$(280)

Derivative in Cash Flow Hedging Relationship	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate contract—Adjustments to fair value recognized in other comprehensive income	$(3)	$(310)	$(10)	$(784)
There was no ineffective portion of the derivative instrument during the three and nine months ended September 30, 2017 and 2016.
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

	September 30, 2017
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$265	$265

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	December 31, 2016
	Level 2	Total
Derivative instruments
Asset—Interest rate contract	$290	$290
The fair value of the Level 2 interest rate contract is determined using standard valuation methodologies which incorporate relevant contract terms along with readily available market data (i.e. the 3-month LIBOR forward curve). There were no transfers in or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2017.
The Partnership has other financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2017 and December 31, 2016 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at September 30, 2017. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$—	$—	$31,775	$31,775
OpCo Revolver	223,577	231,250	427,513	442,716
MLP Revolver	253,544	255,717	135,341	134,835
13. Supplemental Information
Accrued Liabilities
Accrued liabilities were $20,724 and $15,717 at September 30, 2017 and December 31, 2016, respectively. The capital expenditures accrual, accrued interest, accrued taxes, and accrued maintenance, which are components of accrued liabilities, were $2,279, $5,728, $4,413, and $3,861, respectively, at September 30, 2017, and $2,647, $5,517, $1,497, and $2,586, respectively, at December 31, 2016. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $894 for the nine months ended September 30, 2017. The change in capital expenditure accrual increasing additions to property, plant and equipment was $15,850 for the nine months ended September 30, 2016.
Insurance Recovery
During the nine months ended September 30, 2017, the Partnership received an insurance recovery of approximately $1,672 representing involuntary conversion of assets related to the Calvert City Olefins unplanned shut-down during 2016. The insurance recovery is included in other income in the consolidated statement of operations for the nine months ended September 30, 2017.
14. Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2017 and 2016, Westlake accounted for approximately 87.0% and 84.6%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2017 and 2016, Westlake accounted for approximately 82.4% and 87.6%, respectively, of the Partnership's net sales.

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
16. Subsequent Events
Distribution
On November 1, 2017, the board of directors of Westlake GP declared a quarterly distribution for the period from July 1, 2017 through September 30, 2017 of $0.3756 per unit and $498 to the IDR Holder. This distribution is payable on November 29, 2017 to the unitholders and IDR Holder of record as of November 14, 2017.
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
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we completed our initial public offering (the "IPO'") of 12,937,500 common units. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units. In connection with the IPO, the Partnership acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135,341, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. On September 29, 2017, the Partnership purchased an additional 5.0% newly-issued limited partner interest in OpCo for approximately $229.2 million, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017. Currently, our sole revenue generating asset is our 18.3% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 81.7% limited partner interest in OpCo as well as significant interest in us through its ownership of our general partner, 43.8% of our limited partner units (consisting of 14,122,230 common units) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
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
MLP Distributable Cash Flow and EBITDA
We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

Recent Developments
On September 29, 2017, we completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit and purchased an additional 5.0% newly-issued limited partner interest in OpCo for approximately $229.2 million, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017. Net proceeds to the Partnership from the sale of the units was $110.7 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3.1 million. We used the proceeds from the offering and borrowings under the MLP Revolver to fund the purchase of the additional 5% newly-issued limited partner interest in OpCo.
On August 30, 2017, following the cash distribution for the second quarter of 2017, the requirement under the partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
On August 1, 2017, the Partnership entered into an Investment Management Agreement with OpCo and Westlake that authorizes Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months.
On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Revenue
Net sales—Westlake	$258,049	$193,964	$711,968	$606,859
Net co-product, ethylene and other sales—third parties	38,726	35,390	152,368	85,940
Total net sales	296,775	229,354	864,336	692,799
Cost of sales	201,372	142,553	571,401	407,203
Gross profit	95,403	86,801	292,935	285,596
Selling, general and administrative expenses	6,805	5,788	21,519	17,733
Income from operations	88,598	81,013	271,416	267,863
Other income (expense)
Interest expense—Westlake	(6,190)	(4,947)	(17,592)	(7,381)
Other income, net	162	(13)	1,844	230
Income before income taxes	82,570	76,053	255,668	260,712
Provision for income taxes	325	194	925	890
Net income	82,245	75,859	254,743	259,822
Less: Net income attributable to noncontrolling interest in OpCo	68,860	67,198	221,619	229,733
Net income attributable to Westlake Chemical Partners LP	$13,385	$8,661	$33,124	$30,089
MLP distributable cash flow (1)	$15,478	$6,833	$37,892	$20,643
EBITDA (2)	$117,813	$107,290	$359,762	$335,565
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	-7.5%	+36.9%	-3.9%	+28.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average industry prices (1)
Ethane (cents/lb)	8.8	6.3	8.3	6.2
Propane (cents/lb)	18.2	11.2	16.6	10.7
Ethylene (cents/lb) (2)	24.7	32.5	27.8	26.5
_____________

(1)	Industry pricing data was obtained through IHS Chemical. We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS Chemical.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net cash provided (used) by operating activities	$139,630	$(7,907)	$401,916	$177,370
Changes in operating assets and liabilities and other	(57,222)	83,835	(146,810)	82,841
Deferred income taxes	(163)	(69)	(363)	(389)
Net Income	82,245	75,859	254,743	259,822
Add:
Depreciation, amortization and disposition of property, plant and equipment (1)	31,790	26,290	89,239	67,472
Less:
Contribution to turnaround reserves	(7,778)	(17,625)	(22,641)	(33,963)
Maintenance capital expenditures (2)	(9,827)	(21,747)	(28,081)	(103,609)
Incentive distribution rights	(498)	(91)	(1,052)	(139)
Distributable cash flow attributable to noncontrolling interest in OpCo	(80,454)	(55,853)	(254,316)	(168,940)
MLP distributable cash flow	$15,478	$6,833	$37,892	$20,643
_____________

(1)
Higher depreciation, amortization and disposition of property, plant and equipment in the third quarter and first nine months of 2017 as compared to the third quarter and first nine months of 2016 are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility expansion and turnaround project that was completed in July 2016.

(2)
Lower maintenance capital expenditures in the third quarter and first nine months of 2017 as compared to the third quarter and first nine months of 2016 are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred in the first nine months of 2016.

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net cash provided (used) by operating activities	$139,630	$(7,907)	$401,916	$177,370
Changes in operating assets and liabilities and other	(57,222)	83,835	(146,810)	82,841
Deferred income taxes	(163)	(69)	(363)	(389)
Net Income	82,245	75,859	254,743	259,822
Add:
Depreciation and amortization	29,053	26,290	86,502	67,472
Interest expense	6,190	4,947	17,592	7,381
Provision for income taxes	325	194	925	890
EBITDA	$117,813	$107,290	$359,762	$335,565

Summary
For the quarter ended September 30, 2017, net income was $82.2 million on net sales of $296.8 million. This represents an increase in net income of $6.3 million as compared to the quarter ended September 30, 2016 net income of $75.9 million on net sales of $229.4 million. Net income for the third quarter of 2017 was higher due to higher sales volumes, partially offset by the Shortfall of approximately $25.2 million recognized in the third quarter of 2016, increased depreciation and amortization expense, higher selling, general and administrative expenses and higher interest expense in the third quarter of 2017 as compared to the third quarter of 2016. Net income attributable to Westlake Chemical Partners LP for the quarter ended September 30, 2017 was $13.4 million as compared to $8.7 million for the quarter ended September 30, 2016, an increase of $4.7 million, which was primarily due to higher sales volume and a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017. Net sales for the third quarter of 2017 increased by $67.4 million as compared to net sales for the third quarter of 2016 mainly attributable to higher sales volumes to Westlake and third parties, partially offset by lower sales prices to Westlake due to the Shortfall of approximately $25.2 million recognized in the third quarter of 2016. Income from operations was $88.6 million for the third quarter of 2017 as compared to $81.0 million for the third quarter of 2016. Income from operations for the third quarter of 2017 increased mainly as a result of higher sales volumes to Westlake and third parties, partially offset by the Shortfall of approximately $25.2 million recognized in the third quarter of 2016, higher depreciation and amortization expense and higher selling, general and administrative expenses in the third quarter of 2017 as compared to the third quarter of 2016.
For the nine months ended September 30, 2017, net income was $254.7 million on net sales of $864.3 million. This represents a decrease in net income of $5.1 million as compared to the nine months ended September 30, 2016 net income of $259.8 million on net sales of $692.8 million. Net income for the nine months ended September 30, 2017 was lower due to the Shortfall of approximately $81.7 million recognized during the first nine months of 2016, decreased capitalized interest on major projects, increased depreciation and amortization expense and higher selling, general and administrative expenses, partially offset by higher sales volumes in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Net income attributable to Westlake Chemical Partners LP for the nine months ended September 30, 2017 was $33.1 million as compared to $30.1 million for the nine months ended September 30, 2016, an increase of $3.0 million, which was primarily due to higher sales volume and a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017. Net sales for the nine months ended September 30, 2017 increased by $171.5 million as compared to net sales for the nine months ended September 30, 2016 mainly attributable to higher overall sales volumes to Westlake and third parties, partially offset by the Shortfall of approximately $81.7 million recognized during the first nine months of 2016. Income from operations was $271.4 million for the nine months ended September 30, 2017, as compared to $267.9 million for the nine months ended September 30, 2016. Income from operations for the nine months ended September 30, 2017 increased mainly as a result of higher sales volumes to Westlake and third parties for the nine months ended September 30, 2017, partially offset by the Shortfall recognized for the nine months ended September 30, 2016, higher depreciation and amortization expense and higher selling, general and administrative expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
RESULTS OF OPERATIONS
Third Quarter 2017 Compared with Third Quarter 2016
Net Sales. Total net sales increased by $67.4 million, or 29.4%, to $296.8 million in the third quarter of 2017 from $229.4 million in the third quarter of 2016. The overall increase in sales volumes for the third quarter of 2017 contributed to an increase in net sales of 36.9%, as compared to the third quarter of 2016, which was primarily due to higher sales volumes to Westlake. This increase was partially offset by a 7.5% lower sales price of ethylene for the third quarter of 2017 compared to the sales price for the third quarter of 2016, which was primarily due to the Shortfall recognized as a component of net sales for the third quarter of 2016. Ethylene production at the Lake Charles Petro I facility increased during the third quarter of 2017 as a result of the upgrade and capacity expansion that was completed in July 2016. The production rates at the Lake Charles Petro 2 facility and at the Calvert City Olefins facility were also higher during the third quarter of 2017 as compared to the third quarter of 2016.
Gross Profit. Gross profit increased to $95.4 million for the third quarter of 2017 from $86.8 million for the third quarter of 2016. The gross profit margin in the third quarter of 2017 was 32.1%, as compared to 37.8% for the third quarter of 2016. The third quarter of 2017 gross profit margin was lower due to the higher depreciation and amortization expense in the third quarter of 2017 as a result of the 2016 Lake Charles Petro 1 facility expansion and turnaround and the recognition of the Shortfall in the third quarter of 2016, partially offset by higher sales volume to Westlake, as compared to the third quarter of 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 17.2%, to $6.8 million in the third quarter of 2017 as compared to $5.8 million in the third quarter of 2016. The increase was mainly attributable to the general and administrative expense allocation from Westlake and an increase in consulting and professional fees, partially offset by a decrease in the allowance for bad debt accounts in the third quarter of 2017, as compared to the prior-year period.
Interest Expense. Interest expense increased by $1.3 million to $6.2 million in the third quarter of 2017 from $4.9 million in the third quarter of 2016, largely due to a higher average debt balance to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion in 2016 and Calvert City Olefins upgrade and expansion in March and April 2017, as compared to the third quarter of 2016.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Net Sales. Total net sales increased by $171.5 million, or 24.8%, to $864.3 million in the nine months ended September 30, 2017 from $692.8 million in the nine months ended September 30, 2016. The overall sales volumes for the nine months ended September 30, 2017 contributed to an increase in net sales of 28.7%, as compared to the nine months ended September 30, 2016, due to higher sales volumes to Westlake and third parties. The overall ethylene and co-product sales price for the nine months ended September 30, 2017 decreased by 3.9%, which was primarily due to lower sales prices to Westlake due to the recognition of the Shortfall in the nine months ended September 30, 2016, partially offset by the increase in sales prices to third parties, as compared to the nine months ended September 30, 2016. Ethylene production at the Lake Charles Petro I facility increased during the nine months ended September 30, 2017 as a result of the upgrade and capacity expansion that was completed in July 2016 and higher production rates at the Lake Charles Petro 2 and Calvert City Olefins facilities, as compared to the nine months ended September 30, 2016.
Gross Profit. Gross profit increased to $292.9 million for the nine months ended September 30, 2017 from $285.6 million for the nine months ended September 30, 2016. The gross profit margin in the nine months ended September 30, 2017 was 33.9%, as compared with 41.2% for the nine months ended September 30, 2016. The nine months ended September 30, 2017 gross profit margin was lower due to the higher depreciation and amortization expense in the nine months ended September 30, 2017 as a result of the 2016 Lake Charles Petro 1 facility expansion and turnaround and the recognition of the Shortfall in the nine months ended September 30, 2016, partially offset by a higher sales volume to third parties and Westlake, as compared to the nine months ended September 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.8 million, or 21.5%, to $21.5 million in the nine months ended September 30, 2017 as compared to $17.7 million in the nine months ended September 30, 2016. The increase was mainly attributable to the increase in general and administrative expense allocation from Westlake and an increase in consulting and professional fees, partially offset by the decrease in allowance for bad debt accounts in the nine months ended September 30, 2017, as compared to the prior-year period.
Interest Expense. Interest expense increased by $10.2 million to $17.6 million in the nine months ended September 30, 2017 from $7.4 million in the nine months ended September 30, 2016, largely due to decreased capitalized interest on major projects in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 and a higher average debt balance in the nine months ended September 30, 2017, to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion in 2016 and Calvert City Olefins upgrade and expansion during March and April 2017, as compared to the nine months ended September 30, 2016.
Other Income. The increase in other income in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the recognition of an insurance recovery with respect to the involuntary conversion of asset related to the Calvert City Olefins unplanned shut-down in 2016.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Operating Activities
Operating activities provided cash of $401.9 million in the first nine months of 2017 compared to cash provided by operating activities of $177.4 million in the first nine months of 2016. The $224.5 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital and lower turnaround related expenditures during the nine months ended September 30, 2017 as compared to the prior-year period. These increases were largely offset by the decrease in net income for the first nine months of 2017, as compared to the first nine months of 2016. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $70.1 million in the first nine months of 2017 as compared to $76.4 million of cash used in the first nine months of 2016, resulting in an overall favorable change of $146.5 million. The favorable change in working capital is mainly attributable to the favorable change in the Westlake accounts receivable balance, partially offset by unfavorable changes in third party accounts payable and accrued liabilities.
Investing Activities
Net cash used for investing activities during the first nine months of 2017 was $173.8 million as compared to net cash used for investing activities of $268.5 million in the first nine months of 2016, mainly due to $119.0 million of cash invested with Westlake under the Investment Management Agreement, partially offset by decreased capital expenditures in the first nine months of 2017 as compared to the prior-year period. Capital expenditures during the first nine months of 2017 were primarily incurred for the Calvert City expansion while the same period in 2016 primarily reflected capital expenditures for the Lake Charles Petro 1 facility expansions and turnaround project. The Lake Charles Petro 1 facility expansion and turnaround project was completed in July 2016.
Financing Activities
Net cash used for financing activities during the first nine months of 2017 was $299.8 million as compared to net cash used for financing activities of $3.4 million in the first nine months of 2016. The cash outflows during the first nine months of 2017 were related to the distribution of $263.5 million to Westlake and of $29.5 million to other unitholders by the Partnership and the repayment of $272.8 million of borrowings under the OpCo Revolver as compared to the distribution of $188.7 million to Westlake and of $25.8 million to other unitholders during the first nine months of 2016. The distributions and repayment in the first nine months of 2017 were partially offset by borrowings under the OpCo Revolver of $37.1 million to fund capital expenditures, the borrowings of $118.2 million under the MLP Revolver and net proceeds from the common units offering of $110.7 million to fund the purchase of an additional 5% interest in OpCo effective July 1, 2017. The distributions in the first nine months of 2016 were partially offset by borrowing under the OpCo Revolver of $212.2 million primarily to fund capital expenditures and our working capital requirements.
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
On September 29, 2017, we completed our secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to the Partnership from the sale of the units was $110.7 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3.1 million.
On August 1, 2017, the Partnership entered into an Investment Management Agreement with OpCo and Westlake that authorizes Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months.  Per the terms of the Investment Management Agreement, cash invested with Westlake earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
On November 1, 2017, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3756 per unit payable on November 29, 2017 to unitholders of record as of November 14, 2017 and a distribution to the incentive distribution rights holder ("IDR Holder"), which equates to a total amount of approximately $12.6 million per quarter, or approximately $50.4 million per year in aggregate (in each case, including the distribution to the IDR Holder), based on the number of common and subordinated units outstanding on September 30, 2017. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the nine months ended September 30, 2017 and 2016, Westlake loaned OpCo $155.3 million and $212.2 million, respectively, of which $37.1 million and $157.6 million was used to fund the expansion capital expenditures in the first nine months of 2017 and 2016, respectively. The total capital expenditures, which include expansion and capital maintenance costs, for 2017 are expected to be approximately $71.2 million, of which $56.6 million was spent during the nine months ended September 30, 2017. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2017, our cash and cash equivalents totaled $17.2 million. In addition, we have the invested cash under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
On August 1, 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $119.0 million of invested cash under the Investment Management Agreement at September 30, 2017.
Indebtedness
August 2013 Promissory Notes
In connection with the closing of the IPO, OpCo assumed $246.1 million of indebtedness under three intercompany promissory notes (the "August 2013 Promissory Notes"). The August 2013 Promissory Notes had a ten-year term and bore interest at the prime rate plus a 1.5% margin, which was accrued in arrears quarterly. OpCo had the right at any time to prepay the August 2013 Promissory Notes, in whole or in part, without any premium or penalty. The August 2013 Promissory Notes were scheduled to mature in August 2023. On September 29, 2017, OpCo repaid the balance of the August 2013 Promissory Note in full.

OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (OpCo Revolver") that may be used to fund growth projects and working capital needs. As of September 30, 2017, outstanding borrowings under the OpCo Revolver totaled $223.6 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver is scheduled to mature in 2019. On September 29, 2017, OpCo repaid $197.4 million of the borrowings under the OpCo Revolver.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021. On September 29, 2017, the Partnership borrowed $118.2 million under the MLP Revolver to fund the purchase of an additional 5% interest in OpCo. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2017, outstanding borrowings under the MLP Revolver totaled $253.5 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	timing of and amount of capital expenditures;

•	potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo's cash flow;

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

Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2017, we had variable rate debt of $477.1 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $223.6 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $253.5 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, as of September 30, 2017 was 4.0%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $4.1 million, based on the September 30, 2017 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Equity Purchase Agreement by and among Westlake Chemical Partners LP, Westlake Chemical OpCo LP and WPT LLC, dated as of September 26, 2017 (Incorporated by Reference to Exhibit 2.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on September 26, 2017, File No. 01-36567)

10.1†	Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP, and Westlake Chemical Partners LP, dated as of August 1, 2017

10.2
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (Incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 01-36567)

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 7, 2017	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 7, 2017	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)