Form 10-K
period 2017-12-31
Westlake Chemical Partners LP
filed 2018-03-01
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2017, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2017 of $24.75 on the New York Stock Exchange, was approximately $314.0 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
As of February 22, 2018, the registrant had 32,237,266 common units and no subordinated units outstanding.

Explanatory Note
On August 4, 2014, Westlake Chemical Partners LP completed an initial public offering (the "IPO"). Unless otherwise indicated, references in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms used in the present tense or prospectively, or in reference to the period subsequent to the IPO, refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). Unless the context otherwise requires, references in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time periods prior to the IPO. References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. References to our "board of directors" or our "directors" refer to the board of directors of our general partner and such board's directors, respectively. See Note 1 to our consolidated financial statements for information regarding the closing of the IPO.
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

Industry and Market Data
Industry and market data used throughout this report were obtained through internal research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications, including information from IHS Markit (formerly IHS Chemical) ("IHS"). We have not independently verified market and industry data from external sources. While we believe internal partnership estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2017. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

ii

PART I

Item 1. Business
General
We are a Delaware limited partnership formed by Westlake in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we completed our initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. Effective August 30, 2017, the subordination period for the 12,686,115 subordinated units owned by Westlake ended and the subordinated units converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. On September 29, 2017, we completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit and purchased an additional 5.0% newly-issued limited partner interest in OpCo, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017.
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2017, Westlake held an 81.7% limited partner interest in OpCo and held a 43.8% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
OpCo's assets are comprised of three ethylene production facilities, which primarily convert ethane into ethylene and have an aggregate annual capacity of approximately 3.7 billion pounds, and a 200-mile ethylene pipeline. OpCo derives substantially all of its revenue from these ethylene production facilities. Ethylene is the world's most widely used petrochemical in terms of volume and is a key building block used to produce a number of key derivatives, such as polyethylene ("PE") and polyvinyl chloride ("PVC"), which are used in a wide variety of end markets including packaging, construction and transportation. Westlake's downstream PE and PVC production facilities consume a substantial majority of the ethylene produced by OpCo. OpCo generates revenue primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our sole revenue generating asset is our 18.3% limited partner interest in OpCo.
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
OpCo primarily uses ethane (a component of natural gas liquids, or NGLs) to produce ethylene. OpCo completed an upgrade and capacity expansion of its Petro 1 ethylene unit at our Lake Charles site in 2016. The Petro 1 expansion project increased OpCo's ethylene capacity by approximately 250 million pounds annually. OpCo completed an expansion project to increase the ethylene capacity at our Calvert City facility in the second quarter of 2017. The expansion, along with other initiatives, increased ethylene capacity by approximately 100 million pounds annually.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2017:

Public Common Units	56.2%
Interests of Westlake:
Common Units	43.8%
Non-Economic General Partner Interest	—
Incentive Distribution Rights	—	(1)
	100.0%

______________________________

(1)
Incentive distribution rights represent a variable interest in distributions and thus are not expressed as a fixed percentage. Distributions with respect to the incentive distribution rights are classified as distributions with respect to equity interests.

Our Assets and Operations
Our sole revenue generating asset is our 18.3% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:

•
two ethylene production facilities at Westlake's Lake Charles, Louisiana site ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with an annual combined capacity of approximately 3.0 billion pounds;

•	one ethylene production facility at Westlake's Calvert City, Kentucky site ("Calvert City Olefins"), with an annual capacity of approximately 730 million pounds; and

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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2017:

Plant Location (Description)	Annual Production Capacity (millions of pounds)	Feedstock	Primary Uses of Ethylene
Lake Charles, Louisiana (Petro 1)	1,500	Ethane	PE and PVC
Lake Charles, Louisiana (Petro 2)	1,490	Ethane, ethane/propane mix, propane, butane or naphtha	PE and PVC
Calvert City, Kentucky (Calvert City Olefins)	730	Ethane or propane	PVC
Total	3,720
Lake Charles Olefins
Two of OpCo's ethylene production facilities, which we refer to as Petro 1 and Petro 2 and, collectively, as Lake Charles Olefins, are located at Westlake's Lake Charles site. The combined capacity of these two ethylene production facilities is approximately 3.0 billion pounds per year.
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
Calvert City Olefins
One of OpCo's ethylene production facilities is located at Westlake's Calvert City site, which we refer to as Calvert City Olefins. The capacity of Calvert City Olefins is approximately 730 million pounds per year.
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
Our Agreements with Westlake
Except as otherwise indicated, the agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO.
Ethylene Sales Agreement
OpCo and Westlake entered into the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years.
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
Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
See "Liquidity and Capital Resources" in Item 7. "Management's Discussion and Analysis" for discussions of the Partnership's and OpCo's debt agreements with Westlake and "Interest Rate Risk" in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for the Partnership's interest rate contract with Westlake.
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
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2017, OpCo incurred capital expenditures of $1.3 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $1.2 million in 2018 and $2.2 million in 2019, respectively, related to environmental compliance.
Potential Flare Modifications. For several years, the Environmental Protection Agency ("EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate Westlake to take corrective actions relating to the alleged noncompliance. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
Risk Management Program Investigation. Region 4 of the EPA has conducted inspections and information requests to assess compliance with Risk Management Program requirements under the Clean Air Act at the Calvert City, Kentucky facility.

EPA Region 4 has identified concerns with the facility’s compliance under the Risk Management Program and Release Prevention regulations in connection with certain emissions release events between 2011 and 2015. Westlake has engaged in communications with EPA Region 4 to resolve these concerns. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
Kentucky Notices of Violation. In October 2017, the Enforcement Division of Kentucky Department of Environmental Protection (KDEP) indicated that it intended to proceed with enforcement on two Notices of Violation (NOVs) received by the Calvert City, Kentucky facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. Westlake has engaged in negotiations with KDEP to resolve these alleged violations. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Also, see the discussion of our environmental matters contained in Item 1A. "Risk Factors" and Item 3"—Legal Proceedings" below.
Employees
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2017, 119 employees were seconded to OpCo. Of these, 21 are covered by collective bargaining agreements that expire on November 1, 2019. There have been no strikes or lockouts, and neither OpCo nor Westlake has experienced any work stoppages throughout its history. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.
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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced since the third quarter of 2014 and continuing through 2017 (as of December 31, 2017, approximately 44% lower than their 2014 peak levels) may lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as those experienced since the third quarter of 2014 and continuing through 2017, and could be less than the margin we earn from ethylene sales to Westlake;

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
These covenants may adversely affect OpCo's ability to finance future business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt, including OpCo and its assets. In addition, any acceleration of debt under Westlake's credit facility will constitute a default under some of Westlake's other debt, including the indentures governing its senior notes
Substantially all of OpCo's sales are generated at three facilities located at two sites. Any adverse developments at any of these facilities or sites could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 22, 2018, Westlake owned an aggregate of 43.8% of our common units. This condition provides Westlake the ability to prevent the removal of our general partner.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service ("IRS"), were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.
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
If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income, including their share of income from the cancellation of debt.
Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on unitholders’ share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.
A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture.  Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act enacted on December 22, 2017, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. unitholders should consult a tax advisor before investing in our common units.
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from the sale of our common units, have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.
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
Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussion of our environmental matters contained in Item 1. "Business—Environmental" and Note 15" —Commitments and Contingencies", to the consolidated financial statements within this report. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the Omnibus Agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
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
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

	High	Low
Year Ended December 31, 2017
4th Quarter	$24.95	$21.30
3rd Quarter	25.40	22.00
2nd Quarter	25.95	23.30
1st Quarter	26.05	20.65
Year Ended December 31, 2016
4th Quarter	$23.12	$19.90
3rd Quarter	23.90	19.99
2nd Quarter	23.02	17.65
1st Quarter	22.08	16.39
As of the close of business on February 22, 2018, based upon information received from our transfer agent, there were two holders of record of our common units.
Cash distributions paid to unitholders for the years ended December 31, 2017 and 2016 were as follows:

Record Date	Payment Date	Amount per Limited Partner Unit
Year Ended December 31, 2017
February 8, 2018	February 23, 2018	$0.3864
November 14, 2017	November 29, 2017	0.3756
August 15, 2017	August 29, 2017	0.3650
May 15, 2017	May 30, 2017	0.3549
Year Ended December 31, 2016
February 7, 2017	February 22, 2017	$0.3450
November 14, 2016	November 29, 2016	0.3353
August 9, 2016	August 23, 2016	0.3259
May 10, 2016	May 24, 2016	0.3168
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
Minimum Quarterly Distribution
Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be sufficient available cash from operating surplus to pay the minimum quarterly distribution on the common units. Following the Partnership’s cash distribution for the second quarter of 2017, the requirement under the Partnership’s partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, all the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
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
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following information should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014 (1) (2)	2013 (2)
					Predecessor
	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$1,172,981	$986,736	$1,007,221	$1,749,700	$2,127,747
Gross profit	403,667	391,331	382,882	745,812	872,607
Selling, general and administrative expenses	29,260	24,887	23,550	29,256	25,451
Income from operations	374,407	366,444	359,332	716,556	847,156
Interest expense	(21,861)	(12,607)	(4,967)	(10,499)	(8,032)
Other income, net	1,792	601	160	3,151	7,701
Income before income taxes	354,338	354,438	354,525	709,208	846,825
Provision for income taxes	1,280	1,035	672	199,388	300,279
Net income	$353,058	$353,403	$353,853	$509,820	$546,546
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	—	—	361,334
Net income subsequent to initial public offering	353,058	353,403	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	304,388	312,463	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$48,670	$40,940	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.72	$1.50	$1.47	$0.50
Subordinated units	$1.43	$1.50	$1.47	$0.50
Balance Sheet Data (end of period):
Cash and cash equivalents	$27,008	$88,900	$169,559	$133,750	$—
Working capital (3)	191,149	194,388	167,593	164,661	43,642
Total assets	1,515,276	1,555,228	1,290,349	1,096,435	1,041,474
Total debt	473,960	594,629	384,006	227,638	252,973
Partners' equity	998,749	920,963	847,167	834,950	455,432
Distributions per unit (4)	$1.48	$1.32	$1.18	$0.45	$—
Other Operating Data:
Cash flow from:
Operating activities	$537,357	$287,726	$452,542	$604,012	$602,509
Investing activities	(203,229)	(299,481)	(231,185)	(202,956)	(230,050)
Financing activities	(396,020)	(68,904)	(185,548)	(267,306)	(372,459)
Depreciation and amortization	113,985	98,210	81,210	77,611	73,463
Capital expenditures	68,858	299,638	231,185	202,823	223,130
MLP distributable cash flow (5)	54,700	32,405	37,730	13,812	—
EBITDA (6)	$490,184	$465,255	$440,702	$797,318	$928,320

______________________________

(1)	Includes amounts for the pre-IPO period from January 1, 2014 through August 3, 2014 and post-IPO period from August 4, 2014 through December 31, 2014.

(2)
Our results of operations subsequent to the IPO are not comparable to the Predecessor's historical results of operations due to the differences in how we generate and record revenues, recognize expenses and account for income taxes.

(3)	Working capital equals current assets less current liabilities.

(4)
Distribution per unit for 2014 represents cash distributions per common and subordinated units for the initial period from August 4, 2014 to September 30, 2014 and for the quarter ended December 31, 2014. Distribution per unit for 2017, 2016 and 2015 represents cash distributions per common and subordinated units for the quarters ended March 31, June 30, September 30 and December 31.

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

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2017	2016	2015	2014
Net cash provided by operating activities	$537,357	$287,726	$452,542	$604,012
Loss from disposition of fixed assets	(3,033)	(3,021)	(1,812)	(1,544)
Changes in operating assets and liabilities and other	(181,266)	68,698	(96,877)	(92,648)
Net Income	$353,058	$353,403	$353,853	$509,820
Add:
Depreciation, amortization and disposition of property, plant and equipment (1) (2)	117,128	98,210	81,210	31,831
Less:
Contribution to turnaround reserves (1)	30,580	40,014	28,183	11,947
Maintenance capital expenditures (1) (3)	37,775	120,353	67,935	17,629
Net income attributable to the Predecessor	—	—	—	361,334
Incentive distribution rights	1,666	281	—	—
Distributable cash flow attributable to noncontrolling interest in OpCo	345,465	258,560	301,215	136,929
MLP distributable cash flow	$54,700	$32,405	$37,730	$13,812

______________________________

(1)	2014 balances include the amounts for the period from August 4, 2014 through December 31, 2014 only.

(2)
Higher depreciation, amortization and disposition of property, plant and equipment in 2017 as compared to 2016 are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility upgrade and expansion project that was completed in July 2016 and the Calvert City Olefins facility upgrade and capacity expansion project that was completed in April 2017.

(3)	Lower maintenance capital expenditures in 2017 as compared to 2016 are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred in 2016.

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

Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2017	2016	2015	2014	2013
					Predecessor
Net cash provided by operating activities	$537,357	$287,726	$452,542	$604,012	$602,509
Loss from disposition of fixed assets	(3,033)	(3,021)	(1,812)	(1,544)	(1,905)
Changes in operating assets and liabilities and other	(181,266)	68,698	(96,877)	(92,648)	(54,058)
Net income	$353,058	$353,403	$353,853	$509,820	$546,546
Add:
Depreciation and amortization	113,985	98,210	81,210	77,611	73,463
Interest expense	21,861	12,607	4,967	10,499	8,032
Provision for income taxes	1,280	1,035	672	199,388	300,279
EBITDA	$490,184	$465,255	$440,702	$797,318	$928,320

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in this report.
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
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135.3 million, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units and purchased an additional 5.0% newly-issued limited partner interest in OpCo for approximately $229.2 million, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017.
Currently, our sole revenue generating asset is our 18.3% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 81.7% limited partner interest in OpCo as well as a significant interest in us through its ownership of our general partner, 43.8% of our limited partner units (consisting of 14,122,230 common units ) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
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

We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2017, all the third-party ethylene and associated co-products sales generated greater than 17.0% of our total revenues.
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
Please refer to Note 2 to the consolidated financial statements within this report for more information on the Ethylene Sales Agreement.
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
Please refer to Note 2 to the consolidated financial statements within this report for more information on the Feedstock Supply Agreement.
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
Recent Developments
On December 5, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300 million to $600 million. The Partnership intends to use the increased availability in the future to acquire additional interests in OpCo in the event OpCo desires to sell such interests to us, for other acquisitions and for general corporate purposes.
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
On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, extending the maturity date from April 29, 2018 to April 29, 2021.
We completed the upgrade and capacity expansion of our Calvert City Olefins facility in April 2017. The expansion, along with other initiatives, increased ethylene capacity of Calvert City Olefins by approximately 100 million pounds annually to a total annual ethylene capacity of approximately 730 million pounds.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$973,081	$853,719	$834,918
Net co-products, ethylene and feedstock sales—third parties	199,900	133,017	172,303
Total net sales	1,172,981	986,736	1,007,221
Gross profit	403,667	391,331	382,882
Selling, general and administrative expenses	29,260	24,887	23,550
Income from operations	374,407	366,444	359,332
Other income (expense)
Interest expense—Westlake	(21,861)	(12,607)	(4,967)
Other income, net	1,792	601	160
Income before income taxes	354,338	354,438	354,525
Provision for income taxes	1,280	1,035	672
Net income	$353,058	$353,403	$353,853
Less: Net income attributable to noncontrolling interest in OpCo	304,388	312,463	314,022
Net income attributable to Westlake Chemical Partners LP s and limited partners' interest in net income	$48,670	$40,940	$39,831
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.72	$1.50	$1.47
Subordinated units	$1.43	$1.50	$1.47
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	14,270,240	12,937,500	12,937,500
Common units—Westlake	7,831,307	1,436,115	1,436,115
Subordinated units—Westlake	6,290,923	12,686,115	12,686,115
MLP distributable cash flow (1)	$54,700	$32,405	$37,730
EBITDA (1)	$490,184	$465,255	$440,702

	Year Ended December 31,
	2017		2016
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	-1.6%	+20.5%	+10.1%	-12.1%

	Year Ended December 31,
	2017	2016	2015
Average industry prices (2)
Ethane (cents/lb)	8.3	6.6	6.2
Propane (cents/lb)	18.1	11.4	10.7
Ethylene (cents/lb) (3)	28.0	26.9	30.6

______________________________

(1)	See Item 6, Selected Financial Data, for discussions on non-GAAP financial measures.

(2)	Industry pricing data was obtained through IHS. We have not independently verified the data.

(3)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Summary
For the year ended December 31, 2017, net income was $353.1 million on net sales of $1,173.0 million. This represents a decrease in net income of $0.3 million compared to 2016 net income of $353.4 million on net sales of $986.7 million. Net income in 2017 was slightly lower due to the Shortfall of approximately $63.5 million recognized in 2016, decreased capitalized interest on major projects, increased depreciation and amortization expense and higher selling, general and administrative expenses, substantially offset by higher ethylene sales volumes in 2017 as compared to 2016. Net income attributable to Westlake Chemical Partners LP in 2017 was $48.7 million as compared to $40.9 million in 2016, an increase of $7.8 million, which was primarily due to higher sales volume and a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017. Net sales for 2017 increased by $186.3 million as compared to 2016 mainly due to higher overall sales volumes to Westlake and third parties, partially offset by the Shortfall of approximately $63.5 million recognized during 2016. Income from operations was $374.4 million for 2017 as compared to $366.4 million in 2016. Income from operations increased mainly as a result of higher sales volumes to Westlake and third parties, partially offset by the Shortfall of approximately $63.5 million recognized during 2016, and higher depreciation and amortization expense and higher selling, general and administrative expenses in 2017 as compared to 2016.
2017 Compared with 2016
Net Sales. Net sales increased by $186.3 million, or 18.9%, to $1,173.0 million in 2017 from $986.7 million in 2016, primarily due to higher sales volumes to Westlake and third parties, partially offset by the Shortfall of approximately $63.5 million recognized during 2016. The overall sales volumes in 2017 contributed to an increase in net sales of 20.5%, as compared to 2016, due to higher sales volumes to Westlake and third parties. Ethylene production at the Lake Charles Petro I facility increased in 2017 as a result of the upgrade and capacity expansion that was completed in July 2016 and higher production rates at the Lake Charles Petro 2 and Calvert City Olefins facilities, as compared to 2016. The overall ethylene and co-product sales price in 2017 decreased by 1.6%, which was primarily due to lower ethylene sales prices to Westlake in 2017, as compared to 2016, partially offset by the increase in sales prices of ethylene and co-products to third parties in 2017, as compared to 2016.
Gross Profit. Gross profit margin percentage was 34.4% in 2017 as compared to 39.7% in 2016. The lower gross profit margin was primarily due to the higher depreciation and amortization expense in 2017 as a result of the 2016 Lake Charles Petro 1 facility upgrade and expansion and the recognition of the Shortfall in 2016, partially offset by higher sales volume to third parties and Westlake, as compared to 2016. Gross profit increased to $403.7 million in 2017 from $391.3 million in 2016, primarily because of higher sales volume in 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 17.7%, to $29.3 million in 2017 from $24.9 million in 2016. The increase was mainly attributable to an increase in consulting and professional fees and services costs, partially offset by a decrease in the allowance for bad debt accounts in 2017, as compared to 2016.
Interest Expense. Interest expense increased by $9.3 million to $21.9 million in 2017 from $12.6 million in 2016, largely due to decreased capitalized interest on major projects in 2017, as compared to 2016, and a higher average debt balance in 2017 to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion in 2016 and the Calvert City Olefins upgrade and expansion.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $22.3 million to $54.7 million in 2017 from $32.4 million in 2016. The increase in MLP distributable cash flow as compared to prior year was due to the Partnership’s increased ownership interest in OpCo and higher production volume in 2016.
EBITDA. EBITDA increased by $24.9 million to $490.2 million in 2017 from $465.3 million in 2016. The increase in EBITDA as compared to the prior year was due to increased production at all of OpCo’s facilities following the completion of expansion projects at the Lake Charles Petro 1 and Calvert City Olefins facilities, partially offset by the Shortfall of approximately $63.5 million recognized in 2016.
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
Interest Expense. Interest expense increased by $7.6 million to $12.6 million in 2016 from $5.0 million in 2015, due to an increase in our average debt balance, primarily to fund the capital expenditures related to the Lake Charles Petro 1 upgrade and expansion and the working capital requirements. This increase in interest expense was partially offset by the lower average interest rate for the year ended December 31, 2016 as compared to the prior year due to the April 2015 repayment of a significant portion of the August 2013 Promissory Notes (as defined in "Liquidity and Capital Resources-Indebtedness"), which bear a higher interest rate as compared to our other outstanding debt.
MLP Distributable Cash Flow. MLP distributable cash flow of $32.4 million for 2016 decreased by $5.3 million, when compared to 2015 MLP distributable cash flow of $37.7 million, primarily as a result of lower production due to the Lake Charles Petro 1 expansion project as well as the unplanned outage at Calvert City Olefins in 2016.
EBITDA. EBITDA increased by $24.6 million to $465.3 million in 2016 from $440.7 million in 2015. The increase in EBITDA as compared to the prior year was primarily due to the Shortfall recognized in 2016, partially offset by the lower operating rates at the Lake Charles Petro 1 and Calvert City Olefins production facilities in 2016.
Cash Flows
Operating Activities
Operating activities provided cash of $537.4 million in 2017 compared to cash provided of $287.7 million in 2016. The $249.8 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital and lower turnaround related expenditures during 2017 as compared to 2016. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $78.3 million in 2017 as compared to $89.8 million of cash used in 2016, resulting in an overall favorable change of $168.1 million. This change was primarily due to the favorable change in the Westlake accounts receivable balance due to the collection of the 2016 Shortfall amount and buyer deficiency fee in 2017, partially offset by unfavorable changes in third party accounts receivable and accrued liabilities.
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
Investing Activities
Net cash used for investing activities during 2017 was $203.2 million as compared to net cash used for investing activities of $299.5 million in 2016, mainly due to $136.2 million of cash invested with Westlake under the Investment Management Agreement, partially offset by decreased capital expenditures during 2017 as compared to 2016. Capital expenditures were $68.9 million in 2017 compared to $299.6 million in 2016. Capital expenditures during 2017 were primarily incurred for the

Calvert City expansion while 2016 primarily reflected capital expenditures for the Lake Charles Petro 1 facility upgrade and expansion project.
Net cash used for investing activities during 2016 was $299.5 million as compared to net cash used for investing activities of $231.2 million in 2015. Capital expenditures were $299.6 million in 2016 compared to $231.2 million in 2015. Capital expenditures during 2016 and 2015 were primarily incurred for our upgrade and expansion of the Lake Charles Petro 1 facility, which was completed in July 2016.
Financing Activities
Net cash used for financing activities during 2017 was $396.0 million as compared to net cash used for financing activities of $68.9 million during 2016. The cash outflows during 2017 were related to the distribution of $343.9 million to Westlake and of $42.1 million to other unitholders by the Partnership and the partial repayment of $254.2 million of borrowings under the OpCo Revolver and the full repayment of the August 2013 Promissory Notes of $31.7 million as compared to the distribution of $244.6 million to Westlake and of $34.9 million to other unitholders during 2016. The cash inflows during 2017 were related to borrowings under the OpCo Revolver of $47.1 million to fund capital expenditures, the borrowings of $118.2 million under the MLP Revolver and net proceeds from the common units offering of $110.7 million to fund the purchase of an additional 5% interest in OpCo, as compared to borrowings under the OpCo Revolver of $212.2 million in 2016 primarily to fund capital expenditures and our working capital requirements.
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
Our cash is generated from cash distributions from OpCo. OpCo was a restricted subsidiary and guarantor under Westlake's credit facility and the indentures governing its senior notes until August 2016 but OpCo remains a restricted subsidiary under Westlake’s credit facility and indentures governing its senior notes. The guarantees were released during August 2016. The indentures governing Westlake's senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists. Westlake's credit facility does not prevent OpCo from making distributions to us.
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
On January 29, 2018, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3864 per unit payable on February 23, 2018 to unitholders of record on February 8, 2018, and a distribution to the incentive distribution rights holders ("IDR Holders") which equates to approximately $12.7 million per quarter, or approximately $50.9 million per year in aggregate (in each case, including the distribution to the IDR Holders), based on the number of common units outstanding on December 31, 2017. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
We completed our expansion project to increase the ethylene capacity at our Calvert City facility in 2017. The expansion, along with other initiatives, increased ethylene capacity by approximately 100 million pounds annually.
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the years ended December 31, 2017 and 2016, Westlake loaned OpCo $165.3 million and $212.2 million, respectively, of which $47.1 million and $157.6 million was used for capital expenditures. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2017, our cash and cash equivalents totaled $27.0 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
On August 1, 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points, and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $136.2 million of cash invested under the Investment Management Agreement at December 31, 2017.
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
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake ("OpCo Revolver") that may be used to fund growth projects and working capital needs. As of December 31, 2017, outstanding borrowings under the OpCo Revolver totaled $220.4 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver is scheduled to mature in 2019.
MLP Revolver
In 2015, we entered into a $300.0 million senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, resulting in the extension of the maturity date from April 29, 2018 to April 29, 2021. On September 29, 2017, the Partnership borrowed $118.2 million under the MLP Revolver to fund the purchase of an additional 5% interest in OpCo. On December 5, 2017, the Partnership entered into an amendment to the MLP Revolver to increase the borrowing capacity from $300 million to $600 million. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2017, the outstanding borrowings under the MLP Revolver totaled $253.5 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2017 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter

	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$473.9	$—	$220.4	$253.5	$—
Interest (2)	44.4	17.9	20.8	5.7	—
Operating leases (3)	3.0	0.8	1.4	0.8	—
Purchase obligations (4)	23.4	23.4	—	—	—
Total	$544.7	$42.1	$242.6	$260.0	$—

______________________________

(1)	Long-Term Debt. Long-term debt consists of the revolving credit facilities.

(2)	Interest Payments. Interest payments are based on interest rates in effect at December 31, 2017.

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

Off-Balance Sheet Arrangements
None.
Critical Accounting Policies
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies are reasonable and appropriate.
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, fair value estimates, goodwill impairment and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements appearing elsewhere in this Form 10-K. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $114.0 million, $98.2 million and $81.2 million in 2017, 2016 and 2015, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $9.6 million, $77.1 million and $3.2 million in 2017, 2016 and 2015, respectively. Amortization in 2017, 2016 and 2015 of previously deferred turnaround costs was $22.8 million, $20.8 million and $16.8 million, respectively. As of December 31, 2017, deferred turnaround costs, net of accumulated amortization, totaled $76.6 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 6 to the audited consolidated financial statements appearing elsewhere in this Form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2017, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data.
Goodwill impairment. Significant assumptions used in the discounted cash flow projection impairment test for goodwill include sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Item 1. Business—Environmental and in Note 15 to the consolidated financial statements appearing elsewhere in this Form 10-K.
The Partnership has conditional asset retirement obligations for the removal and disposal of hazardous materials and the remediation of the cause of any such release from certain of the Partnership's manufacturing facilities. However, no asset retirement obligations have been recognized because the fair value of the conditional legal obligation cannot be measured due to the indeterminate settlement date of the obligation. Settlement of these conditional asset retirement obligations is not expected to have a material adverse effect on the Partnership's financial condition, results of operations or cash flows in any individual reporting period.

Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2017, we had variable rate debt of $474.0 million outstanding, all of which was owed to wholly owned subsidiaries of Westlake, $220.4 million of which accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $253.5 million of which accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, we entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, was 3.9% as of December 31, 2017. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $4.1 million, based on the December 31, 2017 debt balance.

Item 8. Financial Statements and Supplementary Data

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2017 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2017 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2018

We have served as the Partnership’s auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$27,008	$88,900
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	136,510	—
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	43,884	126,977
Accounts receivable, net—third parties	18,083	12,085
Inventories	5,590	3,934
Prepaid expenses and other current assets	314	269
Total current assets	231,389	232,165
Property, plant and equipment, net	1,196,245	1,222,238
Goodwill	5,814	5,814
Deferred charges and other assets, net	81,828	95,011
Total assets	$1,515,276	$1,555,228
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,027	$12,130
Accounts payable—third parties	10,516	9,930
Accrued liabilities	15,697	15,717
Total current liabilities	40,240	37,777
Long-term debt payable to Westlake	473,960	594,629
Deferred income taxes	2,220	1,736
Other liabilities	107	123
Total liabilities	516,527	634,265
Commitments and contingencies (Note 15)
EQUITY
Common unitholders—public (18,112,500 and 12,937,500 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	411,228	297,367
Common unitholder—Westlake (14,122,230 and 1,436,115 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	50,265	4,813
Subordinated unitholder—Westlake (0 and 12,686,115 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	—	42,534
General partner—Westlake	(241,958)	(242,430)
Accumulated other comprehensive income	279	200
Total Westlake Chemical Partners LP partners' capital	219,814	102,484
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	778,935	818,479
Total equity	998,749	920,963
Total liabilities and equity	$1,515,276	$1,555,228
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$973,081	$853,719	$834,918
Net co-products, ethylene and feedstock sales—third parties	199,900	133,017	172,303
Total net sales	1,172,981	986,736	1,007,221
Cost of sales	769,314	595,405	624,339
Gross profit	403,667	391,331	382,882
Selling, general and administrative expenses	29,260	24,887	23,550
Income from operations	374,407	366,444	359,332
Other income (expense)
Interest expense—Westlake	(21,861)	(12,607)	(4,967)
Other income, net	1,792	601	160
Income before income taxes	354,338	354,438	354,525
Provision for income taxes	1,280	1,035	672
Net income	353,058	353,403	353,853
Less: Net income attributable to noncontrolling interest in OpCo	304,388	312,463	314,022
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$48,670	$40,940	$39,831
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.72	$1.50	$1.47
Subordinated units	$1.43	$1.50	$1.47
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	14,270,240	12,937,500	12,937,500
Common units—Westlake	7,831,307	1,436,115	1,436,115
Subordinated units—Westlake	6,290,923	12,686,115	12,686,115
Distributions per common unit	$1.44	$1.29	$1.15
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders - Public	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Accumulated Other Comprehensive Income	Noncontrolling Interest in OpCo	Total

Balances at December 31, 2014	$290,377	$4,038	$35,681	$(242,572)	$—	$747,426	$834,950
Net income	19,044	2,114	18,673	—	—	314,022	353,853
Net effect of cash flow hedge	—	—	—	—	280	—	280
Quarterly distribution to unitholders	(14,856)	(1,650)	(14,568)	—	—	—	(31,074)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(310,842)	(310,842)
Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	19,440	2,157	19,062	281	—	312,463	353,403
Net effect of cash flow hedge	—	—	—	—	(80)	—	(80)
Quarterly distribution to unitholders	(16,638)	(1,846)	(16,314)	(139)	—	—	(34,937)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(244,590)	(244,590)
Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	23,743	9,934	13,327	1,666	—	304,388	353,058
Net effect of cash flow hedge	—	—	—	—	79	—	79
Proceeds from secondary public offering, net of finance and other offering costs	110,698	—	—	—	—	—	110,698
Subordinated unit conversion	—	42,352	(42,352)	—	—	—	—
Quarterly distribution to unitholders	(20,580)	(6,834)	(13,509)	(1,194)	—	—	(42,117)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(343,932)	(343,932)
Balances at December 31, 2017	$411,228	$50,265	$—	$(241,958)	$279	$778,935	$998,749
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(in thousands of dollars)
Cash flows from operating activities
Net income	$353,058	$353,403	$353,853
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	113,985	98,210	81,210
Loss from disposition of property, plant and equipment	3,033	3,021	1,812
Other losses (gains), net	(1,040)	738	(286)
Changes in operating assets and liabilities
Accounts receivable—third parties	(6,146)	(552)	25,424
Net accounts receivable—Westlake	84,652	(90,742)	(11,836)
Inventories	(1,656)	(55)	2,755
Prepaid expenses and other current assets	(45)	(2)	(55)
Accounts payable	1,442	(2,175)	836
Accrued and other liabilities	(9)	3,791	2,317
Other, net	(9,917)	(77,911)	(3,488)
Net cash provided by operating activities	537,357	287,726	452,542
Cash flows from investing activities
Additions to property, plant and equipment	(68,858)	(299,638)	(231,185)
Receivable under the Investment Management Agreement—Westlake	(136,172)	—	—
Other	1,801	157	—
Net cash used for investing activities	(203,229)	(299,481)	(231,185)
Cash flows from financing activities
Net proceeds from common unit offering	110,698	—	—
Proceeds from debt payable to Westlake	165,257	212,175	291,709
Repayment of debt payable to Westlake	(285,926)	(1,552)	(135,341)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(343,932)	(244,590)	(310,842)
Quarterly distributions to unitholders	(42,117)	(34,937)	(31,074)
Net cash used for financing activities	(396,020)	(68,904)	(185,548)
Net (decrease) increase in cash and cash equivalents	(61,892)	(80,659)	35,809
Cash and cash equivalents at beginning of the year	88,900	169,559	133,750
Cash and cash equivalents at end of the year	$27,008	$88,900	$169,559
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed an initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. On September 29, 2017, the Partnership completed its secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to Westlake Partners from the sale of the units was $110,739, net of underwriting discounts, structuring fees and offering expenses of approximately $3,111.
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
OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which the Partnership generates a substantial majority of its revenue. For more information, see Note 2 to the consolidated financial statements.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States.
The Partnership holds a 18.3% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 81.7% limited partner interest in OpCo is owned directly by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 81.7% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the date of acquisition.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Allowance for Doubtful Accounts
The determination of the allowance for doubtful accounts is based on estimation of the amount of accounts receivable that the Partnership believes are unlikely to be collected. Estimating this amount requires analysis of the financial strength of the Partnership's customers, the use of historical experience, the Partnership's accounts receivable aged trial balance and specific collectability analysis. The allowance for doubtful accounts is reviewed quarterly. Past due balances over 90 days and high risk accounts, as determined by the analysis of financial strength of customers, are reviewed individually for collectability.
Inventories
Inventories primarily include product, material and supplies. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out ("FIFO") or average method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost, net of accumulated depreciation. Cost includes expenditures for improvements and betterments that extend the useful lives of the assets and interest capitalized on significant capital projects.
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $435, $5,961 and $5,116 for the years ended December 31, 2017, 2016 and 2015. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Depreciation is provided by utilizing the straight-line method over the estimated useful lives of the assets as follows:

Classification	Years

Buildings and improvements	40
Plant and equipment	25
Ethylene pipeline	35
Other	3-15
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Impairment of Goodwill and Intangible Assets
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test for the recorded goodwill was performed in October 2017 and did not indicate impairment of the goodwill. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2017, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.
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
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Title and risk of loss passes to the customer upon delivery under executed customer purchase orders or contracts. Provisions for discounts, rebates and returns are provided for in the same period as the related sales are recorded.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 due to immateriality of the components of other comprehensive income.
Recent Accounting Pronouncements
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that will supersede the existing revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities will be required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for either "full retrospective" adoption, meaning that the standard is applied to all of the periods presented with a cumulative catch-up as of the earliest period presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period. In July 2015, the FASB deferred the effective date for the revenue recognition standard. The accounting standard will now be effective for reporting periods beginning after December 15, 2017 and is not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows. The Partnership elected the modified retrospective method of adoption.
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
Cash Flows (ASU No. 2016-15)
In August 2016, the FASB issued an accounting standards update providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

such situation, this guidance is to be applied prospectively. The accounting standard will be effective for reporting periods beginning after December 15, 2017. The adoption of the new standard is not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
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
2. Agreements with Westlake and Related Parties
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
OpCo Partnership Agreement
The Partnership, OpCo GP and Westlake entered into an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. The Partnership controls OpCo GP, as its sole member, subject to certain approval rights held by Westlake.
Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $136.2 million of invested cash under the Investment Management Agreement at December 31, 2017.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2017	2016
Trade customers	$18,794	$11,913
Allowance for doubtful accounts	(711)	(564)
	18,083	11,349
Other	—	736
Accounts receivable, net—third parties	$18,083	$12,085
4. Inventories
Inventories consist of the following:

	December 31,
	2017	2016
Finished products	$5,244	$3,610
Feedstock, additives and chemicals	346	324
Inventories	$5,590	$3,934

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2017	2016
Building and improvements	$17,174	$16,757
Plant and equipment	1,773,070	1,690,317
Other	83,167	72,215
	1,873,411	1,779,289
Less: Accumulated depreciation	(716,299)	(644,070)
	1,157,112	1,135,219
Construction in progress	39,133	87,019
Property, plant and equipment, net	$1,196,245	$1,222,238
Depreciation expense on property, plant and equipment of $91,154, $77,444 and $64,369 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.
6. Goodwill, Deferred Charges and Other Assets
Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2017 and 2016. The impairment test for the recorded goodwill was performed in October 2017 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a nine-year forecast, from 2018 to 2026, to reflect the cyclicality of the Partnership's business. The forecast was based on prices and spreads projected by IHS Markit, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 8.3%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	Year Ended December 31,
	2017	2016
Interest rate contract	$302	$290
Turnaround costs, net	76,593	89,185
Other	4,933	5,536
Total deferred charges and other assets	$81,828	$95,011
Amortization expense on other assets of $22,831, $20,766 and $16,841 is included in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. Certain other assets are amortized over periods ranging from five to 15 years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

7. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2017	2016
August 2013 Promissory Notes (variable interest rate of prime plus 1.5%, original scheduled maturity of August 1, 2023)	$—	$31,775
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 3.0%, original scheduled maturity of August 4, 2019)	220,416	427,513
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2021)	253,544	135,341
Long-term debt payable to Westlake	$473,960	$594,629
In 2013, the August 2013 Promissory Notes were issued for capital expenditures incurred by Westlake. In connection with the IPO, OpCo assumed the August 2013 Promissory Notes and used proceeds from the IPO to repay a portion of the balance it assumed. On September 29, 2017, the Partnership repaid the remaining balance of the August 2013 Promissory Notes.
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
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with Westlake (the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver agreement, extending the maturity date from April 29, 2018 to April 29, 2021. On December 5, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. The interest rate contract terminates on the earlier of the MLP Revolver maturity date or in August 2018.
As of December 31, 2017, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 3.76% and 3.72% at December 31, 2017 and 2016, respectively.
As of December 31, 2017, the Partnership had no scheduled maturities of long-term debt until 2019. The OpCo Revolver is scheduled to mature on August 4, 2019 and the MLP Revolver is scheduled to mature on April 29, 2021.
8. Distributions and Net Income Per Limited Partner Unit
On January 29, 2018, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2017 to December 31, 2017 of $0.3864 per unit, and of $614 to the holders of the Partnership's incentive distribution rights ("IDR Holders"). This distribution was paid on February 23, 2018 to unitholders of record on February 8, 2018.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership Agreement provides that the Partnership will distribute cash each quarter during the subordination period in the following manner: first, to all the unitholders, until each unit has received the minimum quarterly distribution of $0.2750, plus any arrearages from prior quarters; and second, to all the unitholders, pro rata, until each unit has received a distribution of $0.3163. If cash distributions to the Partnership's unitholders exceed $0.3163 per unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $0.3163 up to $0.3438	85.0%	15.0%
Above $0.3438 up to $0.4125	75.0%	25.0%
Above $0.4125	50.0%	50.0%
For the three months ended December 31, 2017, the Partnership's distribution exceeded the $0.3163 per common unit target, which resulted in distributions to the IDR Holder.
The distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31
	2017	2016	2015
Net income attributable to the Partnership	$48,670	$40,940	$39,831
Less:
Limited partners' distribution declared on common units	34,909	19,016	16,980
Limited partners' distribution declared on subordinated units	9,133	16,784	14,986
Distributions declared with respect to the incentive distribution rights	1,666	281	—
Net income in excess of distribution	$2,962	$4,859	$7,865
Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units and incentive distribution rights. Net income attributable to the Partnership is allocated to the unitholders in accordance with their respective ownership percentages in preparation of the consolidated statements of changes in equity. However, when distributions related to the incentive distribution rights are made, net income equal to the amount of those distributions is first allocated to the general partner before the remaining net income is allocated to the unitholders based on their respective ownership percentages. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.
As discussed further in Note 9, the 12,686,115 subordinated units, all of which were owned by Westlake, were converted into common units effective August 30, 2017. For purposes of calculating net income per unit, the subordinated units were treated as if they had been converted to common units on July 1, 2017. Therefore, the subordinated units did not share in the distribution of cash generated from July 1, 2017 to December 31, 2017, and the Partnership did not allocate any earnings to the subordinated unitholders from July 1, 2017 to December 31, 2017 for the determination of net income per unit.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	December 31, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$34,909	$9,133	$1,666	$45,708
Net income in excess of distribution (distribution in excess of net income)	3,101	(139)	—	2,962
Net income	$38,010	$8,994	$1,666	$48,670
Weighted average units outstanding:
Basic and diluted	22,101,547	6,290,923		28,392,470
Net income per limited partner unit:
Basic and diluted	$1.72	$1.43

	December 31, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$19,016	$16,784	$281	$36,081
Net income in excess of distribution	2,581	2,278	—	4,859
Net income	$21,597	$19,062	$281	$40,940
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.50	$1.50

	December 31, 2015
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,980	$14,986	$—	$31,966
Net income in excess of distribution	4,178	3,687	—	7,865
Net income	$21,158	$18,673	$—	$39,831
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.47	$1.47
9. Partners' Equity
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

On September 29, 2017, the Partnership completed its secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to the Partnership from the sale of the units were $110,739, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3,111.
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
Sales to related parties were as follows:

	Year Ended December 31,
	2017	2016	2015
Net sales—Westlake	$973,081	$853,719	$834,918
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
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2017	2016	2015
Feedstock purchased from Westlake and included in cost of sales	$425,255	$287,778	$307,582
Other charges from Westlake and included in cost of sales	96,813	85,872	74,050
Total	$522,068	$373,650	$381,632
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2017	2016	2015
Services received from Westlake and included in selling, general and administrative expenses	$27,262	$21,971	$20,681
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2017	2016	2015
Goods and services purchased from Westlake and capitalized as assets	$3,491	$17,874	$4,332
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $340 was included in the receivable under the Investment Management Agreement balance at December 31, 2017.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2017	2016
Receivable under the Investment Management Agreement	$136,510	$—
Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake, the shortfall recoverable from Westlake and a buyer deficiency fee, in each case under the Ethylene Sales Agreement. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the year, OpCo is entitled to recover the shortfall in the subsequent year. The shortfall is recognized in the period when such production activities occur. The shortfall of $63.5 million recognized in 2016 was recovered during 2017, per the Ethylene Sales Agreement. During 2016, Calvert City Olefins experienced a shutdown caused by a mechanical failure, which resulted in a force majeure event under the Ethylene Sales Agreement with Westlake. Based on the annual year-end measurement, a buyer deficiency fee of $13,106 was recognized as a receivable from Westlake and as a component of net sales in the consolidated financial statements as of and for the year ended December 31, 2016. The buyer deficiency fee was collected from Westlake in January 2017.
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement. The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2017	2016
Accounts receivable—Westlake	$43,884	$126,977
Accounts Payable
The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2017	2016
Accounts payable—Westlake	$14,027	$12,130
Debt Payable to Related Parties
See Note 7 for a description of related party debt payable balances. Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2017, 2016 and 2015 was $21,861, $12,607 and $4,967, respectively, and is reflected as a component of other income (expense) in the consolidated and statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $435 and $5,961 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, accrued interest on related party debt was $4,590 and $5,517, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Debt payable to related parties was as follows:

	December 31,
	2017	2016
Long-term debt payable to Westlake	$473,960	$594,629
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2017, 2016 and 2015, Westlake accounted for approximately 83.0%, 86.5% and 82.9%, respectively, of the Partnership's net sales.
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
During the years ended December 31, 2017, 2016 and 2015, the Partnership reimbursed $415, $245 and $1,033, respectively, to Westlake for certain state tax payments.
OpCo has entered into two site lease agreements with Westlake in connection with the IPO, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
11. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2017, 2016 and 2015. These phantom units vest on the third anniversary of the grant date. There were no forfeitures under the Plan during 2017, 2016 and 2015. During 2016, the vesting of 5,543 phantom units was accelerated in connection with the retirement of one of our non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2017 was $54,940.
Non-vested phantom unit awards as of December 31, 2017 and 2016 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2015	16,963	$22.89
Granted	9,900	22.91
Vested	(5,543)	23.38
Non-vested balance at December 31, 2016	21,320	22.77
Granted	10,146	23.75
Vested	(2,202)	23.42
Non-vested balance at December 31, 2017	29,264	23.09

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2017 were 1,240,736. The total compensation cost recognized during the years ended December 31, 2017, 2016 and 2015 was $289, $194 and $75, respectively, and is included in selling, general and administrative expenses and classified as a liability in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2017 was $330,682 and the weighted average remaining term of the units at December 31, 2017 was 1.85 years.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2017 and December 31, 2016 are summarized in the table below. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
August 2013 Promissory Notes	$—	$—	$31,775	$31,775
OpCo Revolver	220,416	228,180	427,513	442,716
MLP Revolver	253,544	258,234	135,341	134,835
13. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State and local	796	691	1,128
	796	691	1,128
Deferred
Federal	—	—	—
State and local	484	344	(456)
	484	344	(456)
Total provision	$1,280	$1,035	$672
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2017	2016	2015
Provision for federal income tax, at statutory rate	$124,018	$124,054	$124,083
State income tax provision, net of federal income tax effect	1,280	1,035	672
Partnership income not subject to entity-level federal income tax	(124,018)	(124,054)	(124,083)
Manufacturing deduction	—	—	—
Other, net	—	—	—
Total provision	$1,280	$1,035	$672
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2017	2016
Property, plant and equipment	$(2,004)	$(1,488)
Turnaround costs	(216)	(248)
Total deferred tax liabilities	$(2,220)	$(1,736)

Balance sheet classifications
Noncurrent deferred tax liability	$(2,220)	$(1,736)
Total deferred tax liabilities	$(2,220)	$(1,736)
14. Supplemental Information
Accrued Liabilities
Accrued liabilities were $15,697 and $15,717 at December 31, 2017 and 2016, respectively. Accruals related to accrued interest, capital expenditures, and maintenance expenses, which are components of accrued liabilities, were $4,590, $3,197 and $3,698 at December 31, 2017, respectively, and were $5,517, $2,647 and $2,586 at December 31, 2016, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Cash Flow Information
Non-cash Investing Activity
The change in capital expenditure accrual increasing additions to property, plant and equipment was $867 and $18,113 for the years ended December 31, 2017 and 2016, respectively. The change in capital expenditure accrual reducing additions to property, plant and equipment was $14,552 for the year ended December 31, 2015.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $23,063, $9,901 and $9,538 for the years ended December 31, 2017, 2016 and 2015, respectively. Income tax paid by the Partnership was $716, $633 and $1,264 for the years ended December 31, 2017, 2016 and 2015, respectively, of which $301, $388 and $231 was paid directly to the tax authorities for the years ended December 31, 2017, 2016 and 2015, and $415, $245 and $1,033 was paid to Westlake as reimbursements for the years ended December 31, 2017, 2016 and 2015.
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
Other Commitments
The Partnership is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2017, future minimum lease commitments were as follows:

2018	$790
2019	722
2020	654
2021	539
2022	256
Thereafter	—
$2,961
Rental expense was approximately $2,410, $2,542 and $3,125 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Partnership has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

16. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$277,448	$290,113	$296,775	$308,645
Gross profit	97,961	99,571	95,403	110,732
Income from operations	90,133	92,685	88,598	102,991
Net income	86,028	86,470	82,245	98,315
Net income attributable to Westlake Chemical Partners LP	9,764	9,975	13,385	15,546
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.35	$0.36	$0.47	$0.46
Basic and diluted earnings per subordinated unitholder	$0.35	$0.36	$—	$—
Common units outstanding	14,373,615	14,373,615	32,234,730	32,234,730
Subordinated units outstanding	12,686,115	12,686,115	—	—
	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Net sales	$252,604	$210,841	$229,354	$293,937
Gross profit	110,414	88,381	86,801	105,735
Income from operations	104,317	82,533	81,013	98,581
Net income	102,771	81,192	75,859	93,581
Net income attributable to Westlake Chemical Partners LP	12,084	9,344	8,661	10,851
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.45	$0.34	$0.32	$0.39
Basic and diluted earnings per subordinated unitholder	$0.45	$0.34	$0.32	$0.39
Common units outstanding	14,373,615	14,373,615	14,373,615	14,373,615
Subordinated units outstanding	12,686,115	12,686,115	12,686,115	12,686,115

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 41 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2017, as stated in their report that appears on page 42 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2017, we paid approximately $156.3 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of December 31, 2017. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and all of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to our partnership agreement.

Name	Age (as of December 31, 2017)	Position With Our General Partner
Albert Chao	68	President, Chief Executive Officer and Director
James Chao	70	Chairman of the Board of Directors
M. Steven Bender	61	Senior Vice President, Chief Financial Officer, Treasurer and Director
L. Benjamin Ederington	47	Vice President, General Counsel, Secretary and Director
George Mangieri	67	Vice President and Chief Accounting Officer
Lawrence Teel	59	Senior Vice President, Olefins
Max L. Lukens	69	Director
David Lumpkins	63	Director
Angela Minas	53	Director
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
M. Steven Bender. Mr. Bender has been our general partner's Senior Vice President, Chief Financial Officer and a director since our general partner's formation in March 2014 and our general partner's Treasurer since April 2015. Mr. Bender has also been Westlake's Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as Westlake's Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as Westlake's Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as Westlake's Vice President, Chief Financial Officer and Treasurer and, from June 2005 to February 2007, he was its Vice President and Treasurer. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
L. Benjamin Ederington. Mr. Ederington has been our general partner's Vice President, General Counsel and Secretary and a director since our general partner's formation in March 2014. Mr. Ederington has also been Westlake's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since July 2017. From December 2015 to July 2017, Mr. Ederington served as Westlake's Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions from March 2010 to September 2013. He began his legal career more than 20 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.

George J. Mangieri. Mr. Mangieri has been our general partner's Vice President and Chief Accounting Officer since our general partner's formation in March 2014. Mr. Mangieri has also been Westlake's Senior Vice President and Chief Accounting Officer since July 2017. From February 2007 to July 2017, he served as Westlake's Vice President and Chief Accounting Officer and, from April 2000 to February 2007, he was its Vice President and Controller. Prior to joining Westlake, Mr. Mangieri served as Vice President and Controller of Zurn Industries, Inc. from 1998 to 2000. He previously was employed as Vice President and Controller for Imo Industries, Inc. in New Jersey, and spent over 10 years in public accounting with Ernst & Young LLP, where he served as Senior Manager. He received his Bachelor of Science degree from Monmouth College and is a Certified Public Accountant.
Lawrence (Skip) Teel. Mr. Teel has been our general partner's Senior Vice President, Olefins since July 2014. Mr. Teel has also been Westlake's Executive Vice President, Olefins since July 2017. From July 2014 to July 2017, he served as Westlake's Senior Vice President, Olefins and, from July 2012 to July 2014, he served as Westlake's Vice President, Olefins. Mr. Teel joined Westlake in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.
Max L. Lukens. Mr. Lukens has been a director of our general partner since June 2014 and is the Chairman of the audit committee. He has been a director of Westlake since August 2004. Since May 2006, Mr. Lukens has managed his personal investments. Mr. Lukens served as President and Chief Executive Officer of Stewart & Stevenson Services, Inc. from March 2004 until May 2006 and prior to that served as its Chairman of the Board from December 2002 to March 2004, and Interim Chief Executive Officer and President from September 2003 to March 2004. He was also previously employed by Baker Hughes Incorporated from 1981 to January 2000, where he served as Baker Hughes' Chairman of the Board, President and Chief Executive Officer from 1997 to January 2000. Between 2003 and 2009, he served as a director of NCI Building Systems, Inc. He also served as a director of The Pep Boys-Manny, Moe & Jack from August 2006 until October 2007 and again from June 2009 until September 2011. He was also Chairman of the Board of that company from June 2009 until he resigned in September 2011. He was a director of Blount International, Inc. from July 2015 until it was acquired in April 2016. Mr. Lukens was a Certified Public Accountant with Deloitte Haskins & Sells for 10 years and received both his B.S. and M.B.A. degrees from Miami University.
David Lumpkins. Mr. Lumpkins has been a director of our general partner since January 2015 and serves on the audit and conflicts committees. He is the Chairman and co-founder of PetroLogistics II LLC, a petrochemical development company. He was the co-founder and Executive Chairman of PetroLogistics LP, a NYSE listed company, which was acquired by Flint Hills Resources, LLC in July 2014. Mr. Lumpkins was also previously the co-founder and Chairman of PL Midstream LLC, a pipeline transportation and storage company based in Louisiana, which was sold to Boardwalk Pipeline Partners, LP in August 2012. Prior to the formation of these companies, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley's Houston office and served as head of the firm's southwest region. He is a graduate of the University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of the general partner of Crestwood Equity Partners LP.
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. Ms. Minas also currently serves on the board of directors and as the Chair of the audit committee of the general partner of CNX Midstream Partners LP and on the board of directors and as the Chair of the audit committee of the general partner of Ciner Resources LP. From March 2013 to August 2014, she was Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. Ms. Minas currently serves as a member of the Council of Overseers of the Rice University Graduate Business School and is an NACD (National Association of Corporate Directors) Governance Fellow.
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Lukens and Lumpkins and Ms. Minas is independent as defined under the independence standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors of our General Partner
The board of directors of our general partner has one standing committee: the audit committee. The board of directors of our general partner may also form a conflicts committee from time to time.
Audit Committee
The audit committee of our general partner's board of directors has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Lukens and Lumpkins and Ms. Minas, all of whom are independent. Mr. Lukens is the current Chairman of the audit committee. The board of directors of our general partner has determined that each of Messrs. Lukens and Lumpkins and Ms. Minas is an "audit committee financial expert" within the meaning of the SEC rules and "financially literate" within the meaning of the NYSE regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.wlkpartners.com.
The audit committee assists the board of directors of our general partner in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.
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
Meetings of the Board
During the last fiscal year, our general partner's board of directors held ten meetings, our general partner's audit committee held seven meetings and our general partner's conflicts committee held eight meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2017 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of all Forms 3, 4 and 5, including any amendments, filed with the SEC in 2017, all required report filings by the directors and executive officers and greater than 10% affiliated beneficial owners were timely made, with the exception that Mr. Teel inadvertently filed a Form 4 related to a purchase of 300 common units in August 2017 three months late.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2017, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steve Bender devoted approximately 12.5% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2017.
Westlake has determined that only the base salary of each of the Westlake executive officers shall be allocated to us based on the percentages of business time set forth above. This is because Westlake's other compensation components such as Westlake equity awards and annual and quarterly cash incentive plans are geared toward specific performance goals of Westlake's business, and not our business. Westlake has significant assets and holdings outside of us and our general partner.
Named Executive Officers
For 2017, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Bender. The compensation allocated to us in 2017 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2017.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2017, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2017, Westlake paid Willis Towers Watson approximately $83,000 for executive compensation advisory services and approximately $2,873,000 for other services (primarily related to the administration of Westlake's legacy defined benefit retirement plans and integration services in connection with the acquisition of Axiall Corporation). The decision to engage Willis Towers Watson for the non-executive-compensation services was made by Westlake management and approved by the Westlake Compensation Committee. In February 2018, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2017 raised any conflict of interest and concluded that no conflict of interest exists.
The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2017:

Air Products and Chemicals, Inc.	Huntsman Corporation
Ashland Global Holdings Inc.	The Mosaic Company
Axalta Coating Systems Ltd.	Olin Corporation
Celanese Corporation	Platform Specialty Products Corporation
CF Industries Holdings, Inc.	PolyOne Corporation
The Chemours Company	Praxair, Inc.
Eastman Chemical Company	RPM International Inc
Ecolab Inc.	The Sherwin-Williams Company
FMC Corporation	Trinseo S.A.
As a result of changes in the Peer Group and in order to take into account the size and complexity of Westlake, the Peer Group was adjusted in November 2017 by adding Ecolab Inc. and Platform Specialty Products Corporation to, and removing Albemarle Corporation and The Valspar Corporation (which became a wholly-owned subsidiary of the Sherwin Williams Company in 2017) from, the Peer Group.
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
The Westlake Compensation Committee meets annually in February to specifically address the compensation of the Westlake NEOs and other Westlake Executives. During this meeting, the Westlake Compensation Committee reviews the achievement of Westlake's goals and objectives, including Westlake's performance relative to its competitors within the commodity chemical industry, including those direct competitors within the Peer Group, and the Westlake Compensation Committee reviews the Reference Points as well as other relevant factors established by the Westlake Compensation Committee for the Westlake PEO and the factors established by the Westlake PEO in setting and approving the other Westlake NEOs' compensation. During this deliberation, the Westlake PEO is excused from the meeting to allow the other members of the Westlake Compensation Committee to deliberate independently regarding the Westlake PEO's compensation. During this annual review meeting, the Westlake PEO also presents his recommendations to the Westlake Compensation Committee regarding the compensation to be provided to the other Westlake NEOs and other Westlake Executives. The Westlake PEO and the Westlake Compensation Committee, after considering data from the Reference Points and other relevant factors, set the compensation for these Westlake Executives.
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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2017, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the

Westlake Compensation Committee may authorize an adjustment to ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee to:

•	ensure internal equity;

•	recognize individual performance and contributions; or

•	recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2017, see the proxy statement that is expected to be filed by Westlake in connection with its 2018 annual meeting of stockholders. In February 2018, the Westlake Compensation Committee set the base salaries for the Westlake NEOs as follows: $1,100,000 for Mr. Albert Chao and $600,000 for Mr. Bender. The salaries of Mr. Albert Chao and Mr. Bender were increased from $1,034,000 and $550,000, respectively, after consideration of the Reference Points.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
Max L. Lukens
David Lumpkins
Angela Minas
M. Steven Bender
L. Benjamin Ederington

Executive Compensation
The following tables provide information regarding the compensation awarded to or earned during 2017 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Chao President and Chief Executive Officer	2017	$1,034,000	10.0%	$103,400
	2016	985,000	10.0%	98,500
	2015	953,000	10.0%	95,300
M. Steven Bender Senior Vice President Chief Financial Officer and Treasurer	2017	550,000	12.5%	68,750
	2016	525,000	12.5%	65,625
	2015	500,000	12.5%	62,500
______________________________

(1)	See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.

(2)	See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.

(3)
Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2017 through December 31, 2017, from January 1, 2016 through December 31, 2016 and from January 1, 2015 through December 31, 2015.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Minas and Messrs. Lukens and Lumpkins) receive compensation from our general partner for their service. In 2017, each of the non-employee directors received an annual retainer valued at approximately $145,000, of which $65,000 was paid in the form of a cash retainer and the remaining $80,000 was paid in a grant of phantom unit awards under the LTIP. The audit committee chairman received an additional annual retainer of $15,000 and each of the conflicts committee members received an additional $15,000 in recognition of the significant number of meetings held by the conflicts committee in 2017.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement.
The following table sets forth a summary of the compensation paid to non-employee directors in 2017:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
Max L. Lukens	$80,000	$80,000	$13,084	$173,084
David Lumpkins	80,000	80,000	14,392	174,392
Angela Minas	80,000	80,000	6,220	166,220
______________________________

(1)
The amounts reflected in this column represent the grant date fair value of restricted phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2017, Messrs. Lukens and Lumpkins and Ms. Minas held 9,955, 12,491 and 6,818 phantom units, respectively.

(2)	The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.

CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2017, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2017, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the “Seconded Employees”). For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2017, the applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2017 through December 31, 2017 (the “Measurement Date”), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost of living adjustments for purposes of this determination. After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2017 for our named executive officers as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$103,400
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$135,698
Ratio of (A) to (B)	0.76
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our outstanding common units and subordinated units held by:

•	our general partner;

•	Westlake;

•	each director and named executive officer of our general partner; and

•	all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 27, 2018, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Westlake Chemical Corporation	14,122,230		43.8%
Westlake Chemical Partners GP LLC	0		0
Albert Chao	72,275	(1)	*
James Chao	45,000		*
M. Steven Bender	12,000		*
L. Benjamin Ederington	10,000		*
Max L. Lukens	125,000		*
David Lumpkins	7,536		*
Angela Minas	5,000		*
All directors and executive officers as a group (9 persons)	284,611		0.9%

______________________________
* Less than 1% of the outstanding common units.
(1) The amount includes 27,275 common units held in three family trusts for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.
The following table sets forth, as of February 27, 2018, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake Chemical (1)
Directors and Named Executive Officers of Our General Partner	Direct	Other		Percent of Class
Albert Chao	884,235	92,010,554	(2)	71.7%
James Chao	177,163	92,010,554	(2)	71.2%
M. Steven Bender	95,363	0		*
L. Benjamin Ederington	24,872	0		*
Max L. Lukens	3,280	0		*
David Lumpkins	0	0		0
Angela Minas	0	0		0
All directors and executive officers as a group (9 persons)	1,195,691	92,010,554		72.0%

______________________________

*	Less than 1% of the outstanding shares of common stock.

(1)	None of the shares beneficially owned by the directors or officers are pledged as security.

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Oppenheimer Funds, Inc. 225 Liberty Street New York, NY 10281	4,208,778 (1)	13.06%
Harvest Fund Advisors LLC 100 W. Lancaster Avenue, Suite 200 Wayne, PA 19087	3,232,409 (2)	10.0%
____________________________

(1)	Based on an Amendment No. 4 to a Schedule 13G filed on February 5, 2018. According to the filing, Oppenheimer Funds, Inc. had shared voting and shared dispositive power over 4,208,778 common units.

(2)
Based on a Schedule 13D filed on October 26, 2017. According to the filing, each of Harvest Fund Advisors LLC, Harvest Fund Holdco L.P., Blackstone Harvest Holdco L.L.C., Blackstone Intermediary Holdco L.L.C., Blackstone Advisory Partners L.P., Blackstone Advisory Services L.L.C., Blackstone Holdings I L.P., Blackstone Holdings I/II GP Inc., The Blackstone Group L.P., Blackstone Group Management L.L.C. and Stephen A. Schwarzman had sole voting and sole dispositive power over 3,232,409 common units.

Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	29,264	$0	1,240,736
Equity compensation plan not approved by security holders	0	N/A	0
Total	29,264	$—	1,240,736

______________________________

(1)
Adopted by our general partner’s board of directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.

For more information about the plan, please see Note 11 to our consolidated financial statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Westlake owns (1) 14,122,230 common units, representing an aggregate approximate 43.8% limited partner interest in us; (2) a 100% interest in our general partner; and (3) our incentive distribution rights. Westlake previously owned 12,686,115 subordinated units, which converted into common units on August 30, 2017. Transactions with Westlake and its affiliated entities are considered to be related party transactions because Westlake and its affiliates own more than 5% of our equity interests; in addition, certain of Westlake's directors and executive officers serve as directors and executive officers of both Westlake and our general partner.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common units. During 2017, we made a $1.441 per unit distribution to all of our unitholders and a distribution of $1.2 million to the IDR Holders, resulting in Westlake receiving approximately $21.5 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the omnibus agreement or services agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2017, we paid approximately $156.3 million for such expenses.
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
Agreements with Westlake
Except as otherwise indicated, the agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 2 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."
The information required by Item 407(a) of Regulation S-K is included in "Item 10. Directors, Executive Officers and Corporate Governance."
In addition to the agreements described below, we also entered into the MLP Revolver in 2015, which was amended in August 2017 and December 2017, and OpCo entered into the OpCo Revolver and assumed various promissory notes at the closing of the IPO. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations—

Liquidity and Capital Resources—Indebtedness." We also entered into an interest rate contract with an affiliate of Westlake in August 2015. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk—Interest Rate Risk."
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
Services and Secondment Agreement
OpCo and Westlake entered into the Services and Secondment Agreement, pursuant to which OpCo provides Westlake with various utilities and utility services and in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement.
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
OpCo Partnership Agreement
We, OpCo GP and Westlake entered into an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. We control OpCo GP, as its sole member, subject to certain approval rights held by Westlake. The OpCo LP Agreement was amended in December 2017 in connection with the new partnership tax audit rules.
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
Investment Management Agreement
On August 1, 2017, we, OpCo and Westlake executed an Investment Management Agreement that authorized Westlake to invest our and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, we earn a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of us or OpCo.
Item 14. Principal Accountant Fees and Services.
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2017 and 2016 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2017 and December 31, 2016:

	For the year ended December 31,
	2017	2016
Audit fees (1)	$825,000	$703,000
Tax fees (2)	245,590	220,082
Total	$1,070,590	$923,082

______________________________

(1)
Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls, quarterly review of our consolidated financial statements, reviews of documents filed with the SEC, registration letters and comfort letters.

(2)
Represents tax services with respect to the preparation of the Partnership's 2016 K-1 statements in 2017, and the preparation of the Partnership’s 2015 K-1 statements in 2016, compliance services in 2017 and 2016 and tax services provided in connection with the Partnership's registration statement in 2017.

Audit Committee Pre-Approval Policy
The charter of the Audit Committee of the Board of Directors of our general partner, which is available on our website at www.wlkpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. Our Audit Committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2017.

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

2.2
Equity Purchase Agreement by and among Westlake Chemical Partners LP, Westlake Chemical OpCo LP and WPT LLC, dated as of September 26, 2017 (incorporated by reference to Exhibit 2.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on September 26, 2017, File No. 001-36567)

3.1
Certificate of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on April 29, 2014).

3.2
First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP dated as of November 16, 2017 (incorporated by Reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on November 16, 2017, File No. 01-36567).

3.4*	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP dated as of December 1, 2017 (File No. 01-36567).

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

4.3
Fourth Supplemental Indenture, dated as of December 2, 2010, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on December 8, 2010, File No. 1-32260).

4.4
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

4.6
Sixth Supplemental Indenture, dated as of July 17, 2012, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on July 16, 2012, File No. 1-32260).

4.7
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

4.8
Supplemental Indenture, dated as of May 1, 2013, among North American Specialty Products LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on July 31, 2013, File No. 1-32260).

Exhibit No.	Description

4.9
Supplemental Indenture, dated as of June 1, 2013, among Westlake Pipeline Investments LLC, a Delaware limited liability company, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on July 31, 2013, File No. 1-32260).

4.10
Supplemental Indenture, dated as of June 1, 2013, among Westlake NG IV Corporation, a Delaware corporation, and Westlake NG V Corporation, a Delaware corporation, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q filed on July 31, 2013, File No. 1-32260).

4.11
Supplemental Indenture dated as of July 17, 2014 among Westlake Chemical OpCo LP, Westlake Chemical Corporation, the other Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q, filed on August 6, 2014, File No. 001-32260).

4.12
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.13
Ninth Supplemental Indenture (including the form of the Notes), dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.14
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

4.15
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.16
Eleventh Supplemental Indenture (including the form of the Notes), dated as of November 28, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.17
Supplemental Indenture (including the form of the Notes), dated as of February 1, 2018, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.19 to Westlake Chemical Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018, File No. 001-32260).

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

10.10†
Form of Global Amendment to Phantom Unit Agreements under the Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Westlake Chemical Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 01-36567) filed on March 7, 2017).

10.11†
Form of Phantom Unit Agreement (incorporate by reference to Exhibit 10.11 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 01-36567) filed on March 7, 2017.

10.12†*	Form of Phantom Unit Agreement.

10.13
Intercompany Revolving Credit Agreement between Westlake Chemical OpCo LP and Westlake Development Corporation (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.14
Unsecured Promissory Note between WPT LLC and Westlake Development Corporation (incorporated by reference to Exhibit 10.10 to Westlake Chemical Partners LP's Registration Statement on Form S-1 (File No. 333-195551), filed on June 30, 2014).

10.15***	Unsecured Promissory Note between Westlake Vinyls, Inc. and Westlake Development Corporation.

10.16***	Unsecured Promissory Note between Westlake Petrochemicals LLC and Westlake Development Corporation.

10.17
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners GP LLC and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

10.18
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.19
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

10.20
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260).

Exhibit No.	Description
10.21
Exchange Agreement, effective as of August 1, 2014, by and between WPT LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.20 to Westlake Chemical Partners LP’s Annual Report on Form 10-K for the year ended December 30, 2016 (File No. 01-36567) filed on March 7, 2017).

10.22
Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP, and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, (File No. 01-36567) filed on November 7, 2017).

10.23
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, (File No. 01-36567) filed on August 3, 2017).

10.24*
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017.

12.1*	Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 1, 2018	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer, Treasurer, Director (Principal Financial Officer)	March 1, 2018
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
George J. Mangieri

/S/ L. BENJAMIN EDERINGTON	Vice President, General Counsel, Secretary and Director	March 1, 2018
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 1, 2018
James Chao

/S/ MAX L. LUKENS	Director	March 1, 2018
Max L. Lukens

/S/ DAVID LUMPKINS	Director	March 1, 2018
David Lumpkins

/S/ ANGELA MINAS	Director	March 1, 2018
Angela Minas