Form 10-Q
period 2018-03-31
Westlake Chemical Partners LP
filed 2018-05-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 32,237,266 common units outstanding as of April 26, 2018.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$24,980	$27,008
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	134,712	136,510
Accounts receivable, net—Westlake	43,257	43,884
Accounts receivable, net—third parties	19,017	18,083
Inventories	5,171	5,590
Prepaid expenses and other current assets	161	314
Total current assets	227,298	231,389
Property, plant and equipment, net	1,183,409	1,196,245
Goodwill	5,814	5,814
Deferred charges and other assets, net	76,083	81,828
Total assets	$1,492,604	$1,515,276
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,339	$14,027
Accounts payable—third parties	7,798	10,516
Accrued liabilities	15,150	15,697
Total current liabilities	37,287	40,240
Long-term debt payable to Westlake	477,608	473,960
Deferred income taxes	2,272	2,220
Other liabilities	114	107
Total liabilities	517,281	516,527
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—public (18,115,036 and 18,112,500 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	410,786	411,228
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	49,872	50,265
General partner—Westlake	(241,839)	(241,958)
Accumulated other comprehensive income	298	279
Total Westlake Chemical Partners LP partners' capital	219,117	219,814
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	756,206	778,935
Total equity	975,323	998,749
Total liabilities and equity	$1,492,604	$1,515,276
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$235,031	$212,930
Net co-product, ethylene and other sales—third parties	49,241	64,518
Total net sales	284,272	277,448
Cost of sales	191,767	179,487
Gross profit	92,505	97,961
Selling, general and administrative expenses	7,133	7,828
Income from operations	85,372	90,133
Other income (expense)
Interest expense—Westlake	(4,866)	(5,460)
Other income, net	491	1,658
Income before income taxes	80,997	86,331
Provision for income taxes	283	303
Net income	80,714	86,028
Less: Net income attributable to noncontrolling interest in OpCo	68,419	76,264
Net income attributable to Westlake Chemical Partners LP	$12,295	$9,764
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.36	$0.35
Subordinated units	$—	$0.35
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	18,115,036	12,937,500
Common units—Westlake	14,122,230	1,436,115
Subordinated units—Westlake	—	12,686,115
Distributions per common unit	$0.3864	$0.3450
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	4,559	505	4,469	231	—	76,264	86,028
Net effect of cash flow hedge	—	—	—	—	89	—	89
Quarterly distributions to unitholders	(4,464)	(495)	(4,377)	(142)	—	—	(9,478)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(89,617)	(89,617)
Balances at March 31, 2017	$297,462	$4,823	$42,626	$(242,341)	$289	$805,126	$907,985

Balances at December 31, 2017	$411,228	$50,265	$—	$(241,958)	$279	$778,935	$998,749
Net income	6,498	5,064	—	733	—	68,419	80,714
Net effect of cash flow hedge	—	—	—	—	19	—	19
Units issued for vested phantom units	60	—	—	—	—	—	60
Quarterly distributions to unitholders	(7,000)	(5,457)	—	(614)	—	—	(13,071)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(91,148)	(91,148)
Balances at March 31, 2018	$410,786	$49,872	$—	$(241,839)	$298	$756,206	$975,323
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in thousands of dollars)
Cash flows from operating activities
Net income	$80,714	$86,028
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,698	30,150
Loss (gain) from disposition of property, plant and equipment	567	(127)
Other losses (gains), net	357	(488)
Changes in operating assets and liabilities
Accounts receivable—third parties	(1,239)	(8,753)
Net accounts receivable—Westlake	737	40,010
Inventories	419	(842)
Prepaid expenses and other current assets	153	115
Accounts payable	(2,835)	5,150
Accrued and other liabilities	(487)	7,461
Other, net	138	(9,626)
Net cash provided by operating activities	106,222	149,078
Cash flows from investing activities
Additions to property, plant and equipment	(9,679)	(23,168)
Maturities of investments with Westlake under the Investment Management Agreement	112,000	—
Investments with Westlake under the Investment Management Agreement	(110,000)	—
Other	—	1,682
Net cash used for investing activities	(7,679)	(21,486)
Cash flows from financing activities
Proceeds from debt payable to Westlake	3,648	17,000
Repayment of debt payable to Westlake	—	(11,423)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(91,148)	(89,617)
Quarterly distributions to unitholders	(13,071)	(9,478)
Net cash used for financing activities	(100,571)	(93,518)
Net increase (decrease) in cash and cash equivalents	(2,028)	34,074
Cash and cash equivalents at beginning of period	27,008	88,900
Cash and cash equivalents at end of period	$24,980	$122,974
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), filed with the SEC on March 1, 2018. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2017 with the exceptions of those accounting standards adopted in the first quarter of 2018 as discussed in Note 1.
References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
The Partnership holds an 18.3% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 81.7% limited partner interest in OpCo is owned by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 81.7% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2018, its results of operations for the three months ended March 31, 2018 and 2017 and the changes in its cash position for the three months ended March 31, 2018 and 2017.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2018 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

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
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (ASU No. 2014-09)
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a comprehensive new revenue recognition standard that supersedes virtually all previously issued revenue recognition guidance. The new accounting guidance creates a framework by which an entity will allocate the transaction price to separate performance obligations and recognize revenue when each performance obligation is satisfied. Under the new standard, entities are required to use judgment and make estimates, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and determining when an entity satisfies its performance obligations. The standard allows for "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements with a cumulative catch-up as of the current period.
The Partnership adopted ASC No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018. The Company applied the modified retrospective transition method to all contracts that were not completed as of the adoption date. Periods prior to January 1, 2018 were not adjusted and are reported under the accounting standards that were in place during those periods. There was no cumulative effect to the Partnership’s consolidated January 1, 2018 balance sheet for the adoption of this accounting standard. There was no impact of ASC 606 adoption on the financial statements for the three months ended March 31, 2017 as compared with the guidance that was in effect prior to January 1, 2018.
Revenue is recognized when OpCo transfers control of inventories to customers. Amounts recognized as revenues reflect the consideration to which OpCo expects to be entitled in exchange for those inventories. The Partnership and OpCo incorporate production volume and production cost forecasts in the estimated transaction prices from sales to Westlake under the Ethylene Sales Agreement.
The Partnership recognizes revenue and accounts receivable upon transferring control of inventories to its customers. Ethylene sold to Westlake under the Ethylene Sales Agreement is transferred to Westlake immediately after production and recognized in sales. Control of inventories sold to third parties generally transfers upon shipment to the customer. The Partnership excludes taxes collected on behalf of customers from the estimated contract price. Provisions for discounts, rebates and returns are incorporated in the estimate of variable consideration and reflected as reduction to revenue in the same period as the related sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership does not disclose the value of unsatisfied performance obligations because its contracts with customers (i) have an original expected duration of one year or less or (ii) have only variable consideration which is allocated to wholly unsatisfied performance obligations that is calculated based on market prices at a specified date and is allocated to wholly unsatisfied performance obligations.
The Partnership generates a substantial majority of its revenue from sales to Westlake under the Ethylene Sales Agreement (discussed in Note 2 to the 2017 Form 10-K). The Ethylene Sales Agreement is intended to generate a long-term, fixed cash margin per pound. Partnership’s direct commodity price risk is limited to the sales to third parties. Refer to the Partnership’s Consolidated Statement of Operations for the disaggregation of net sales to Westlake and net sales to third parties.
Cash Flows (ASU No. 2016-15)
In August 2016, the FASB issued an accounting standards update providing new guidance on the classification of certain cash receipts and payments including debt extinguishment costs, debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments, proceeds from the settlement of insurance claims and life insurance policies and distributions received from equity method investees in the statement of cash flows. This update is required to be applied using the retrospective transition method to each period presented unless it is impracticable to be applied retrospectively. In such situation, this guidance is to be applied prospectively. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Partnership adopted this accounting standard effective January 1, 2018, and the adoption did not have any impact on the Partnership's consolidated financial position, results of operations and cash flow.
Business Combinations (ASU No. 2017-01)
In January 2017, the FASB issued an accounting standards update to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the FASB ASC Topic 606, Revenue from contracts with customers. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Partnership adopted this accounting standard effective January 1, 2018, and the adoption did not have any impact on the Partnership's consolidated financial position, results of operations and cash flow.
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (ASU No. 2017-05)
In February 2017, the FASB issued an accounting standards update to clarify the scope of guidance related to other income—gains and losses from the derecognition of nonfinancial assets, and to add guidance for partial sales of nonfinancial assets. The new guidance clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The guidance also outlines that when an entity transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling interest, it will measure the retained interest at fair value resulting in full gain or loss recognition upon sale of the controlling interest. The accounting standard became effective for reporting periods beginning after December 15, 2017. The Partnership adopted this accounting standard effective January 1, 2018, and the adoption did not have any impact on the Partnership's consolidated financial position, results of operations and cash flow.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2018	December 31, 2017
Trade customers	$20,033	$18,794
Allowance for doubtful accounts	(1,016)	(711)
Accounts receivable, net—third parties	$19,017	$18,083

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished products	$4,844	$5,244
Feedstock, additives and chemicals	327	346
Inventories	$5,171	$5,590
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,157 and $23,413 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.
5. Other Assets
Amortization expense on other assets of $5,541 and $6,737 is included in costs of sales in the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

6. Distributions and Net Income Per Limited Partner Unit
On April 30, 2018, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from January 1, 2018 through March 31, 2018 of $0.3975 per unit and of $733 to the holder of the Partnership's incentive distribution rights ("IDR Holder"). This distribution is payable on May 24, 2018 to the unitholders and IDR Holder of record as of May 10, 2018.
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
For the three months ended March 31, 2018, the Partnership's distribution exceeded the $0.3163 per common unit target, which resulted in distributions to the IDR Holder.
The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2018	2017
Net income attributable to the Partnership	$12,295	$9,764
Less:
Limited partners' distributions declared on common units	12,814	5,101
Limited partners' distributions declared on subordinated units	—	4,502
Distributions declared with respect to the incentive distribution rights	733	231
Distribution in excess of net income	$(1,252)	$(70)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and incentive distribution rights. Net income attributable to the Partnership is allocated to the unitholders in accordance with their respective ownership percentages in preparation of the consolidated statement of equity. However, when distributions related to the incentive distribution rights are made, net income equal to the amount of those distributions is first allocated to the general partner before the remaining net income is allocated to the unitholders based on their respective ownership percentages. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.
The 12,686,115 subordinated units, all of which were owned by Westlake, were converted into common units during the third quarter of 2017 and were considered converted as of July 1, 2017 for purposes of calculating net income per unit. Therefore, the subordinated units did not share in the distribution of cash generated nor did the partnership allocate any earnings to the subordinated unitholders for the determination of net income per unit subsequent to June 30, 2017.

	Three Months Ended March 31, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$12,814	$733	$13,547
Distribution in excess of net income	(1,252)	—	(1,252)
Net income	$11,562	$733	$12,295
Weighted average units outstanding:
Basic and diluted	32,236,449		32,236,449
Net income per limited partner unit:
Basic and diluted	$0.36

	Three Months Ended March 31, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$5,101	$4,502	$231	$9,834
Distribution in excess of net income	(37)	(33)	—	(70)
Net income	$5,064	$4,469	$231	$9,764
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.35	$0.35

7. Partners' Equity
Following the Partnership’s cash distribution for the second quarter of 2017, the requirement under the Partnership’s partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. As discussed in Note 6, the subordinated units were considered converted as of July 1, 2017 for purposes of calculating net income per unit and, therefore, the subordinated units did not share in the distribution of cash generated nor did the Partnership allocate any earnings to the subordinated unitholders for the determination of net income per unit subsequent to June 30, 2017.

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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2018	2017
Net sales—Westlake	$235,031	$212,930
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2018	2017
Feedstock purchased from Westlake and included in cost of sales	$105,415	$97,113
Other charges from Westlake and included in cost of sales	28,406	25,417
Total	$133,821	$122,530
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2018	2017
Services received from Westlake and included in selling, general and administrative expenses	$6,251	$6,732
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2018	2017
Goods and services purchased from Westlake and capitalized as assets	$346	$1,405
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest earned of $540 and $340 was included in the receivable under the Investment Management Agreement balance at March 31, 2018 and December 31, 2017, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2018	December 31, 2017
Receivable under the Investment Management Agreement	$134,712	$136,510
Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2018	December 31, 2017
Accounts receivable—Westlake	$43,257	$43,884
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	March 31, 2018	December 31, 2017
Accounts payable—Westlake	$14,339	$14,027
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended March 31, 2018 and 2017 was $4,866 and $5,460, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $15 and $398 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, accrued interest on related party debt was $4,864 and $4,590, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt payable to related parties was as follows:

	March 31, 2018	December 31, 2017
Long-term debt payable to Westlake	$477,608	$473,960
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2018 and 2017, Westlake accounted for approximately 82.7% and 76.7%, respectively, of the Partnership's net sales.
General
In 2015, the Partnership entered into an interest rate contract with Westlake to fix the London Interbank Offered Rate ("LIBOR") component of the interest rate for a portion of the MLP Revolver balance.
OpCo has two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2018	December 31, 2017
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	$224,064	$220,416
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2021)	253,544	253,544
	$477,608	$473,960
The weighted average interest rate on all long-term debt was 4.08% and 3.76% at March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2018 and December 31, 2017 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at March 31, 2018. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$224,064	$230,649	$220,416	$228,180
MLP Revolver	253,544	256,588	253,544	258,234
11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $15,150 and $15,697 at March 31, 2018 and December 31, 2017, respectively. The accrued interest, accrued maintenance, capital expenditures accrual and accrued taxes, which are components of accrued liabilities, were $4,864, $3,406, $2,179 and $2,115, respectively, at March 31, 2018, and $4,590, $3,698, $3,197 and $1,422, respectively, at December 31, 2017. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $117 for the three months ended March 31, 2018. The change in capital expenditure accrual reducing additions to property, plant and equipment was $1,159 for the three months ended March 31, 2017.
12. Commitments and Contingencies
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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), as filed with the SEC on March 1, 2018. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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

Results of Operations

	Three Months Ended March 31,
	2018	2017

	(dollars in thousands)
Revenue
Net sales—Westlake	$235,031	$212,930
Net co-product, ethylene and other sales—third parties	49,241	64,518
Total net sales	284,272	277,448
Cost of sales	191,767	179,487
Gross profit	92,505	97,961
Selling, general and administrative expenses	7,133	7,828
Income from operations	85,372	90,133
Other income (expense)
Interest expense—Westlake	(4,866)	(5,460)
Other income, net	491	1,658
Income before income taxes	80,997	86,331
Provision for income taxes	283	303
Net income	80,714	86,028
Less: Net income attributable to noncontrolling interest in OpCo	68,419	76,264
Net income attributable to Westlake Chemical Partners LP	$12,295	$9,764
MLP distributable cash flow (1)	$14,510	$11,447
EBITDA (2)	$113,561	$121,941
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2018
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	-3.1%	+5.6%

	Three Months Ended March 31,
	2018	2017
Average industry prices (1)
Ethane (cents/lb)	8.5	7.8
Propane (cents/lb)	20.2	16.9
Ethylene (cents/lb) (2)	23.6	31.2
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$106,222	$149,078
Gain (loss) from disposition of fixed assets	(567)	127
Changes in operating assets and liabilities and other	(24,941)	(63,177)
Net Income	80,714	86,028
Add:
Depreciation, amortization and disposition of property, plant and equipment	28,265	30,150
Less:
Contribution to turnaround reserves	(4,148)	(7,239)
Maintenance capital expenditures	(7,979)	(8,490)
Incentive distribution rights	(733)	(231)
Distributable cash flow attributable to noncontrolling interest in OpCo	(81,609)	(88,771)
MLP distributable cash flow	$14,510	$11,447
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$106,222	$149,078
Gain (loss) from disposition of fixed assets	(567)	127
Changes in operating assets and liabilities and other	(24,941)	(63,177)
Net Income	80,714	86,028
Add:
Depreciation and amortization	27,698	30,150
Interest expense	4,866	5,460
Provision for income taxes	283	303
EBITDA	$113,561	$121,941

Summary
For the quarter ended March 31, 2018, net income was $80.7 million on net sales of $284.3 million. This represents a decrease in net income of $5.3 million as compared to the quarter ended March 31, 2017 net income of $86.0 million on net sales of $277.4 million. Net income for the first quarter of 2018 as compared to the first quarter of 2017 was lower primarily as a result of lower third party sales prices, partially offset by higher sales volumes to Westlake and third parties due to higher production primarily at our Calvert City Olefins facility. Our Calvert City Olefins facility production was lower in the first quarter of 2017 because of an upgrade and expansion project in March and April 2017. Net income attributable to Westlake Chemical Partners LP for the quarter ended March 31, 2018 was $12.3 million as compared to $9.8 million for the quarter ended March 31, 2017, an increase of $2.5 million, which was primarily due to a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017. Net sales for the first quarter of 2018 increased by $6.9 million as compared to net sales for the first quarter of 2017 mainly due to increased sales to Westlake and higher volumes of co-product sales to third parties, partially offset by lower sales prices for co-products to third parties. Income from operations was $85.4 million for the first quarter of 2018 as compared to $90.1 million for the first quarter of 2017. Income from operations for the first quarter of 2018 decreased mainly as a result of the lower third party sales prices, partially offset by higher sales volume resulting primarily from higher production at our Calvert City Olefins facility as compared to the first quarter of 2017.
RESULTS OF OPERATIONS
First Quarter 2018 Compared with First Quarter 2017
Net Sales. Total net sales increased by $6.9 million, or 2.5%, to $284.3 million in the first quarter of 2018 from $277.4 million in the first quarter of 2017. The overall increase in sales volumes for the first quarter of 2018 contributed to a 5.6% increase in net sales, as compared to the first quarter of 2017, which was mainly due to higher sales volumes to Westlake and third parties. The average sales price contributed to a decrease in net sales by 3.1% in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of lower sales price to third parties.
Gross Profit. Gross profit decreased to $92.5 million for the first quarter of 2018 from $98.0 million for the first quarter of 2017. The gross profit margin in the first quarter of 2018 was 32.5%, as compared to 35.3% for the first quarter of 2017. The first quarter of 2018 gross profit margin was lower mainly due to the lower third party sales prices, partially offset by higher sales volumes to Westlake and third parties as a result of higher production primarily at our Calvert City Olefins facility, as compared to the first quarter of 2017. Our Calvert City Olefins facility production was lower in the first quarter of 2017 because of an upgrade and expansion project in March and April 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.7 million, or 9.0%, to $7.1 million in the first quarter of 2018 as compared to $7.8 million in the first quarter of 2017. The decrease was mainly attributable to the lower provision for doubtful accounts in the first quarter of 2018, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $0.6 million to $4.9 million in the first quarter of 2018 from $5.5 million in the first quarter of 2017, largely due to a lower average debt balance in the first quarter of 2018. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver and full repayment of the August 2013 Promissory Notes during the second half of 2017, in both cases using the funds generated from the secondary equity offering.
Other Income. The decrease in other income in the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to the recognition in the first quarter of 2017 of an insurance recovery received for the 2016 Calvert City Olefins facility unplanned shut-down.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $3.1 million to $14.5 million in the first quarter of 2018 from $11.4 million in the first quarter of 2017. The increase in MLP distributable cash flow in the first quarter of 2018 as compared to the prior-year period was primarily due to the 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017.
EBITDA. EBITDA decreased by $8.4 million to $113.6 million in the first quarter of 2018 from $121.9 million in the first quarter of 2017. The decrease in EBITDA as compared to the prior-year period was primarily due to lower third party sales prices, partially offset by higher sales volumes to Westlake and third parties primarily as a result of higher production at our Calvert City Olefins facility.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
Operating Activities
Operating activities provided cash of $106.2 million in the first three months of 2018 compared to cash provided by operating activities of $149.1 million in the first three months of 2017. The $42.9 million decrease in cash flows from operating activities was mainly due to lower operating income and an increase in use of cash in working capital, partially offset by a decrease in cash used for turnaround related expenditures during the three months ended March 31, 2018 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $3.2 million in the first three months of 2018 as compared to $43.2 million of cash provided in the first three months of 2017, resulting in an overall unfavorable change of $46.4 million. The unfavorable change in working capital was mainly attributable to the unfavorable changes in the accounts receivable—Westlake, third party accounts payable and accrued liabilities balances, partially offset by a favorable change in third party accounts receivables. The cash provided in the first three months of 2017 primarily related to the partial recovery of the Shortfall that was recognized in 2016 as an accounts receivable from Westlake.
Investing Activities
Net cash used for investing activities during the first three months of 2018 was $7.7 million as compared to net cash used for investing activities of $21.5 million in the first three months of 2017, mainly due to lower capital expenditures at our facilities in the first three months of 2018 as compared to the prior-year period. Capital expenditures during the first three months of 2018 were primarily related to planned and unplanned outages at our facilities while those during the same period in 2017 primarily reflected capital expenditures incurred for the Calvert City expansion project. Other investing activities in the first three months of 2018 related to investments with Westlake under the Investment Management Agreement.
Financing Activities
Net cash used for financing activities during the first three months of 2018 was $100.6 million as compared to net cash used for financing activities of $93.5 million in the first three months of 2017. The cash outflows during the first three months of 2018 were related to the distribution of $91.1 million to Westlake and of $13.1 million to other unitholders by the Partnership. The distributions in the first three months of 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million. The cash outflows during the first three months of 2017 were related to the distribution of $89.6 million to Westlake and of $9.5 million to other unitholders by the Partnership and the repayment of $11.4 million of borrowings under the OpCo Revolver. The distributions and repayment in the first three months of 2017 were partially offset by borrowings under the OpCo Revolver of $17.0 million to fund capital expenditures.
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

Our cash is generated from cash distributions from OpCo. OpCo was a restricted subsidiary and guarantor under Westlake's credit facility and the indentures governing its senior notes until August 2016, but OpCo remains a restricted subsidiary under Westlake's credit facility and indentures governing its senior notes. The guarantees were released in August 2016. The indentures governing Westlake's senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists. Westlake's credit facility does not prevent OpCo from making distributions to us.
On April 30, 2018, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.3975 per unit payable on May 24, 2018 to unitholders of record as of May 10, 2018 and a distribution to the incentive distribution rights holder ("IDR Holder"), which equates to a total amount of approximately $13.5 million per quarter, or approximately $54.2 million per year in aggregate (in each case, including the distribution to the IDR Holder), based on the number of common units outstanding on March 31, 2018. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the three months ended March 31, 2018 and 2017, Westlake loaned OpCo $3.6 million and $17.0 million, respectively. The $3.6 million was used to fund working capital needs in the first three months of 2018, while the $17.0 million was used to fund the expansion capital expenditures in 2017. The total capital expenditures, which include expansion and capital maintenance costs, for 2018 are expected to be approximately $60.4 million, of which $9.7 million was spent during the three months ended March 31, 2018. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2018, our cash and cash equivalents totaled $25.0 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $134.2 million of cash invested under the Investment Management Agreement at March 31, 2018.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. As of March 31, 2018, outstanding borrowings under the OpCo Revolver totaled $224.1 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver is scheduled to mature in August 2019.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2021. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2018, outstanding borrowings under the MLP Revolver totaled $253.5 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.

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
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2017 Form 10-K and the following:

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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2018, we had variable rate debt of $477.6 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, $224.1 million of which currently accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $253.5 million of which currently accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, as of March 31, 2018 was 4.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $4.1 million, based on the March 31, 2018 debt balance.
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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2017 Form 10-K, filed on March 1, 2018, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.
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
Risk Management Program Investigation. Region 4 of the EPA has conducted inspections and information requests to assess compliance with Risk Management Program requirements under the Clean Air Act at the Calvert City facility. EPA Region 4 has identified concerns with the facility’s compliance under the Risk Management Program and Release Prevention regulations in connection with certain emissions release events between 2011 and 2015. Westlake has engaged in communications with EPA Region 4 to resolve these concerns. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
Kentucky Notices of Violation. In October 2017, the Enforcement Division of the Kentucky Department of Environmental Protection (KDEP) indicated that it intended to proceed with enforcement on two Notices of Violation (NOVs) received by the Calvert City facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. Westlake has engaged in negotiations with KDEP to resolve these alleged violations. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2017 Form 10-K. There have been no material changes from those risk factors.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

10.1
Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.12 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (file No. 01-36567) filed on March 1, 2018)

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 3, 2018	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 3, 2018	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)