Form 10-Q
period 2018-06-30
Westlake Chemical Partners LP
filed 2018-08-02
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 32,237,266 common units outstanding as of July 26, 2018.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$28,483	$27,008
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	143,741	136,510
Accounts receivable, net—Westlake	47,970	43,884
Accounts receivable, net—third parties	16,380	18,083
Inventories	6,128	5,590
Prepaid expenses and other current assets	54	314
Total current assets	242,756	231,389
Property, plant and equipment, net	1,173,330	1,196,245
Goodwill	5,814	5,814
Deferred charges and other assets, net	70,275	81,828
Total assets	$1,492,175	$1,515,276
LIABILITIES
Current liabilities
Accounts payable—Westlake	$21,229	$14,027
Accounts payable—third parties	7,390	10,516
Accrued liabilities	18,996	15,697
Total current liabilities	47,615	40,240
Long-term debt payable to Westlake	477,608	473,960
Deferred income taxes	2,339	2,220
Other liabilities	146	107
Total liabilities	527,708	516,527
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—public (18,115,036 and 18,112,500 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	410,754	411,228
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	49,848	50,265
General partner—Westlake	(242,572)	(241,958)
Accumulated other comprehensive income	122	279
Total Westlake Chemical Partners LP partners' capital	218,152	219,814
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	746,315	778,935
Total equity	964,467	998,749
Total liabilities and equity	$1,492,175	$1,515,276
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$253,673	$240,989	$488,704	$453,919
Net co-product, ethylene and other sales—third parties	48,302	49,124	97,543	113,642
Total net sales	301,975	290,113	586,247	567,561
Cost of sales	204,857	190,542	396,624	370,029
Gross profit	97,118	99,571	189,623	197,532
Selling, general and administrative expenses	7,375	6,886	14,508	14,714
Income from operations	89,743	92,685	175,115	182,818
Other income (expense)
Interest expense—Westlake	(5,547)	(5,942)	(10,413)	(11,402)
Other income, net	583	24	1,074	1,682
Income before income taxes	84,779	86,767	165,776	173,098
Provision for income taxes	303	297	586	600
Net income	84,476	86,470	165,190	172,498
Less: Net income attributable to noncontrolling interest in OpCo	71,719	76,495	140,138	152,759
Net income attributable to Westlake Chemical Partners LP	$12,757	$9,975	$25,052	$19,739
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.40	$0.36	$0.75	$0.71
Subordinated units	$—	$0.36	$—	$0.71
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	18,115,036	12,937,500	18,114,630	12,937,500
Common units—Westlake	14,122,230	1,436,115	14,122,230	1,436,115
Subordinated units—Westlake	—	12,686,115	—	12,686,115
Distributions per common unit	$0.3975	$0.3549	$0.7839	$0.6999
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	9,174	1,017	8,994	554	—	152,759	172,498
Net effect of cash flow hedge	—	—	—	—	43	—	43
Quarterly distributions to unitholders	(9,055)	(1,005)	(8,879)	(374)	—	—	(19,313)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(178,388)	(178,388)
Balances at June 30, 2017	$297,486	$4,825	$42,649	$(242,250)	$243	$792,850	$895,803

Balances at December 31, 2017	$411,228	$50,265	$—	$(241,958)	$279	$778,935	$998,749
Net income	13,666	10,653	—	733	—	140,138	165,190
Net effect of cash flow hedge	—	—	—	—	(157)	—	(157)
Units issued for vested phantom units	60	—	—	—	—	—	60
Quarterly distributions to unitholders	(14,200)	(11,070)	—	(1,347)	—	—	(26,617)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(172,758)	(172,758)
Balances at June 30, 2018	$410,754	$49,848	$—	$(242,572)	$122	$746,315	$964,467
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017

	(in thousands of dollars)
Cash flows from operating activities
Net income	$165,190	$172,498
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	55,284	57,449
Loss (gain) from disposition of property, plant and equipment	567	(107)
Other losses (gains), net	538	(997)
Changes in operating assets and liabilities
Accounts receivable—third parties	1,284	(3,110)
Net accounts receivable—Westlake	2,885	49,538
Inventories	(538)	(624)
Prepaid expenses and other current assets	260	224
Accounts payable	(4,836)	(2,355)
Accrued and other liabilities	27	(667)
Other, net	(90)	(9,563)
Net cash provided by operating activities	220,571	262,286
Cash flows from investing activities
Additions to property, plant and equipment	(16,620)	(43,996)
Maturities of investments with Westlake under the Investment Management Agreement	178,000	—
Investments with Westlake under the Investment Management Agreement	(185,000)	—
Other	251	1,799
Net cash used for investing activities	(23,369)	(42,197)
Cash flows from financing activities
Proceeds from debt payable to Westlake	3,648	20,384
Repayment of debt payable to Westlake	—	(26,733)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(172,758)	(178,388)
Quarterly distributions to unitholders	(26,617)	(19,313)
Net cash used for financing activities	(195,727)	(204,050)
Net increase in cash and cash equivalents	1,475	16,039
Cash and cash equivalents at beginning of period	27,008	88,900
Cash and cash equivalents at end of period	$28,483	$104,939
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017 and the changes in its cash position for the six months ended June 30, 2018 and 2017.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recent Accounting Pronouncements
Leases (ASU No. 2016-02)
In February 2016, the FASB issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The standard requires adoption using a modified retrospective approach and allows for the election of certain transition practical expedients.  The Partnership is in the process of reviewing its existing lease agreements and evaluating the impact that the new accounting guidance will have on its consolidated financial position, results of operations and cash flows.
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
The Partnership adopted ASC No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018. The Company applied the modified retrospective transition method to all contracts that were not completed as of the adoption date. Periods prior to January 1, 2018 were not adjusted and are reported under the accounting standards that were in place during those periods. There was no cumulative effect to the Partnership’s consolidated January 1, 2018 balance sheet for the adoption of this accounting standard. There was no impact of ASC 606 adoption on the financial statements for the six months ended June 30, 2018 as compared with the guidance that was in effect prior to January 1, 2018.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2018	December 31, 2017
Trade customers	$17,510	$18,794
Allowance for doubtful accounts	(1,130)	(711)
Accounts receivable, net—third parties	$16,380	$18,083

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished products	$5,677	$5,244
Feedstock, additives and chemicals	451	346
Inventories	$6,128	$5,590
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,044 and $22,251 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense on property, plant and equipment of $44,201 and $45,664 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively.
5. Other Assets
Amortization expense on other assets of $5,542 and $5,047 is included in costs of sales in the consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively. Amortization expense on other assets of $11,083 and $11,785 is included in costs of sales in the consolidated statements of operations for the six months ended June 30, 2018 and 2017, respectively.

6. Distributions and Net Income Per Limited Partner Unit
On July 31, 2018, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from April 1, 2018 through June 30, 2018 of $0.4088 per unit. This distribution is payable on August 24, 2018 to the unitholders of record as of August 10, 2018.
On July 27, 2018, the Partnership Agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended Partnership Agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
The Partnership's distribution for the three months ended June 30, 2018 did not exceed the $1.2938 per unit threshold, and, as a result of the amendment, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Prior to the amendment, the Partnership Agreement provided that the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, would receive distributions according to the following percentage allocations:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to the Partnership	$12,757	$9,975	$25,052	$19,739
Less:
Limited partners' distributions declared on common units	13,179	5,246	25,993	10,347
Limited partners' distributions declared on subordinated units	—	4,631	—	9,133
Distributions declared with respect to the incentive distribution rights	—	323	733	554
Distribution in excess of net income	$(422)	$(225)	$(1,674)	$(295)
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

	Three Months Ended June 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$13,179	$—	$13,179
Distribution in excess of net income	(422)	—	(422)
Net income	$12,757	$—	$12,757
Weighted average units outstanding:
Basic and diluted	32,237,266		32,237,266
Net income per limited partner unit:
Basic and diluted	$0.40

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$5,246	$4,631	$323	$10,200
Distribution in excess of net income	(119)	(106)	—	(225)
Net income	$5,127	$4,525	$323	$9,975
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.36	$0.36

	Six Months Ended June 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$25,993	$733	$26,726
Distribution in excess of net income	(1,674)	—	(1,674)
Net income	$24,319	$733	$25,052
Weighted average units outstanding:
Basic and diluted	32,236,860		32,236,860
Net income per limited partner unit:
Basic and diluted	$0.75

	Six Months Ended June 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$10,347	$9,133	$554	$20,034
Distribution in excess of net income	(156)	(139)	—	(295)
Net income	$10,191	$8,994	$554	$19,739
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$0.71	$0.71
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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales—Westlake	$253,673	$240,989	$488,704	$453,919
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Feedstock purchased from Westlake and included in cost of sales	$119,925	$105,877	$225,340	$202,990
Other charges from Westlake and included in cost of sales	26,537	25,525	54,943	50,942
Total	$146,462	$131,402	$280,283	$253,932
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Services received from Westlake and included in selling, general and administrative expenses	$7,041	$6,946	$13,292	$13,678
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Goods and services purchased from Westlake and capitalized as assets	$791	$1,107	$1,142	$2,512
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $568 and $340 was included in the receivable under the Investment Management Agreement balance at June 30, 2018 and December 31, 2017, respectively. Total interest earned related to the Investment Management Agreement was $568 for the three months ended June 30, 2018 and $1,108 for the six months ended June 30, 2018.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2018	December 31, 2017
Receivable under the Investment Management Agreement	$143,741	$136,510
Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2018	December 31, 2017
Accounts receivable—Westlake	$47,970	$43,884
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	June 30, 2018	December 31, 2017
Accounts payable—Westlake	$21,229	$14,027
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended June 30, 2018 and 2017 was $5,547 and $5,942, respectively, and for the six months ended June 30, 2018 and 2017 was $10,413 and $11,402, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $31 and $20 for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 was $46 and $418, respectively. At June 30, 2018 and December 31, 2017, accrued interest on related party debt was $5,560 and $4,590, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt payable to related parties was as follows:

	June 30, 2018	December 31, 2017
Long-term debt payable to Westlake	$477,608	$473,960
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2018 and 2017, Westlake accounted for approximately 84.0% and 83.1%, respectively, of the Partnership's net sales. During the six months ended June 30, 2018 and 2017, Westlake accounted for approximately 83.4% and 80.0%, respectively, of the Partnership's net sales.
General
In 2015, the Partnership entered into an interest rate contract with Westlake to fix the London Interbank Offered Rate ("LIBOR") component of the interest rate for a portion of the MLP Revolver balance.
OpCo has two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2018	December 31, 2017
OpCo Revolver (variable interest rate of LIBOR plus 3.0%, original scheduled maturity of August 4, 2019)	$224,064	$220,416
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2021)	253,544	253,544
	$477,608	$473,960
The weighted average interest rate on all long-term debt was 4.61% and 3.76% at June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2018 and December 31, 2017 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at June 30, 2018. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$224,064	$229,511	$220,416	$228,180
MLP Revolver	253,544	255,544	253,544	258,234
11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $18,996 and $15,697 at June 30, 2018 and December 31, 2017, respectively. The accrued interest, accrued maintenance, capital expenditures accrual and accrued taxes, which are components of accrued liabilities, were $5,560, $3,696, $3,332 and $3,432, respectively, at June 30, 2018, and $4,590, $3,698, $3,197 and $1,422, respectively, at December 31, 2017. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $5,042 for the six months ended June 30, 2018. The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $293 for the six months ended June 30, 2017.
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
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units and purchased an additional 5.0% newly-issued limited partner interest in OpCo, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017. The 12,686,115 subordinated units of the Partnership, all of which were previously owned by Westlake, were converted into common units of the Partnership on August 30, 2017.
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

Recent Development
On July 27, 2018, the Partnership Agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights to Westlake. The amended Partnership Agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations per the amendment:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
Prior to the amendment, the Partnership Agreement provided that the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, would receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $0.3163 up to $0.3438	85.0%	15.0%
Above $0.3438 up to $0.4125	75.0%	25.0%
Above $0.4125	50.0%	50.0%
For more information on the Partnership's incentive distribution rights, see note 6 to the consolidated financial statements.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Revenue
Net sales—Westlake	$253,673	$240,989	$488,704	$453,919
Net co-product, ethylene and other sales—third parties	48,302	49,124	97,543	113,642
Total net sales	301,975	290,113	586,247	567,561
Cost of sales	204,857	190,542	396,624	370,029
Gross profit	97,118	99,571	189,623	197,532
Selling, general and administrative expenses	7,375	6,886	14,508	14,714
Income from operations	89,743	92,685	175,115	182,818
Other income (expense)
Interest expense—Westlake	(5,547)	(5,942)	(10,413)	(11,402)
Other income, net	583	24	1,074	1,682
Income before income taxes	84,779	86,767	165,776	173,098
Provision for income taxes	303	297	586	600
Net income	84,476	86,470	165,190	172,498
Less: Net income attributable to noncontrolling interest in OpCo	71,719	76,495	140,138	152,759
Net income attributable to Westlake Chemical Partners LP	$12,757	$9,975	$25,052	$19,739
MLP distributable cash flow (1)	$15,966	$10,967	$30,476	$22,414
EBITDA (2)	$117,912	$120,008	$231,473	$241,949
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	—%	+4.1%	-1.4%	+4.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average industry prices (1)
Ethane (cents/lb)	9.7	8.3	9.1	8.1
Propane (cents/lb)	20.7	14.9	20.5	15.9
Ethylene (cents/lb) (2)	14.8	27.6	19.2	29.4
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$114,349	$113,208	$220,571	$262,286
Gain (loss) from disposition of fixed assets	—	(20)	(567)	107
Changes in operating assets and liabilities and other	(29,873)	(26,718)	(54,814)	(89,895)
Net Income	84,476	86,470	165,190	172,498
Add:
Depreciation, amortization and disposition of property, plant and equipment	27,586	27,299	55,851	57,449
Less:
Contribution to turnaround reserves	(4,204)	(7,624)	(8,352)	(14,863)
Maintenance capital expenditures	(5,825)	(9,764)	(13,804)	(18,254)
Incentive distribution rights	—	(323)	(733)	(554)
Distributable cash flow attributable to noncontrolling interest in OpCo	(86,067)	(85,091)	(167,676)	(173,862)
MLP distributable cash flow	$15,966	$10,967	$30,476	$22,414
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$114,349	$113,208	$220,571	$262,286
Gain (loss) from disposition of fixed assets	—	(20)	(567)	107
Changes in operating assets and liabilities and other	(29,873)	(26,718)	(54,814)	(89,895)
Net Income	84,476	86,470	165,190	172,498
Add:
Depreciation and amortization	27,586	27,299	55,284	57,449
Interest expense	5,547	5,942	10,413	11,402
Provision for income taxes	303	297	586	600
EBITDA	$117,912	$120,008	$231,473	$241,949

Summary
For the quarter ended June 30, 2018, net income was $84.5 million on net sales of $302.0 million. This represents a decrease in net income of $2.0 million as compared to the quarter ended June 30, 2017 net income of $86.5 million on net sales of $290.1 million. Net income for the second quarter of 2018 as compared to the second quarter of 2017 was lower primarily as a result of lower third party sales prices and higher feedstock costs, partially offset by higher sales volumes to Westlake and third parties due to higher production primarily at our Calvert City Olefins facility and higher pipeline services fee income. Our Calvert City Olefins facility production was lower in the second quarter of 2017 because of an upgrade and expansion project in March and April 2017. Net income attributable to Westlake Chemical Partners LP for the quarter ended June 30, 2018 was $12.8 million as compared to $10.0 million for the quarter ended June 30, 2017, an increase of $2.8 million, which was primarily due to a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017, and increased production, partially offset by lower margins on third party sales volumes. Net sales for the second quarter of 2018 increased by $11.9 million as compared to net sales for the second quarter of 2017 mainly due to increased sales volumes to Westlake and third parties, partially offset by lower third party sales prices. Income from operations was $89.7 million for the second quarter of 2018 as compared to $92.7 million for the second quarter of 2017. Income from operations for the second quarter of 2018 decreased mainly as a result of the lower third party sales prices and an increase in feedstock costs, partially offset by higher sales volumes to Westlake and third parties resulting primarily from higher production at our Calvert City Olefins facility and higher pipeline services fee income as compared to the second quarter of 2017.
For the six months ended June 30, 2018, net income was $165.2 million on net sales of $586.2 million. This represents a decrease in net income of $7.3 million as compared to the six months ended June 30, 2017 net income of $172.5 million on net sales of $567.6 million. Net income was lower primarily as a result of lower third party sales prices and higher feedstock costs, partially offset by higher sales volumes driven by the higher production at our Calvert City Olefins facility and higher pipeline services fee income. Our Calvert City Olefins facility production was lower in the six months ended June 30, 2017 because of the planned upgrade and expansion project in March and April 2017. Net income attributable to Westlake Chemical Partners LP for the six months ended June 30, 2018 was $25.1 million as compared to $19.7 million for the six months ended June 30, 2017, an increase of $5.3 million, which was primarily due to a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017, and increased production, partially offset by lower margins on third party sales volumes. Net sales for the six months ended June 30, 2018 increased by $18.6 million as compared to net sales for the six months ended June 30, 2017 mainly due to increased sales volumes to Westlake and third parties, partially offset by lower third party sales prices. Income from operations was $175.1 million for the six months ended June 30, 2018 as compared to $182.8 million for the six months ended June 30, 2017. Income from operations for the six months ended June 30, 2018 decreased mainly as a result of lower third party sales prices and an increase in feedstock costs, partially offset by higher sales volumes to Westlake and third parties resulting primarily from higher production at our Calvert City Olefins facility and higher pipeline services fee income as compared to the six months ended June 30, 2017.
RESULTS OF OPERATIONS
Second Quarter 2018 Compared with Second Quarter 2017
Net Sales. Total net sales increased by $11.9 million, or 4.1%, to $302.0 million in the second quarter of 2018 from $290.1 million in the second quarter of 2017. The overall increase in sales volumes, resulting from higher sales volumes to Westlake and third parties, and increased pipeline services fees for the second quarter of 2018, contributed to a 4.1% increase in net sales, as compared to the second quarter of 2017. The overall average sales price in the second quarter of 2018 remained consistent with the second quarter of 2017, primarily because the lower third party sales price was mostly offset by a higher ethylene sales price to Westlake.
Gross Profit. Gross profit decreased to $97.1 million for the second quarter of 2018 from $99.6 million for the second quarter of 2017. The gross profit margin in the second quarter of 2018 was 32.2%, as compared to 34.3% for the second quarter of 2017. The second quarter of 2018 gross profit margin was lower mainly due to the lower third party sales prices and higher feedstock costs, partially offset by overall higher sales volumes as a result of higher production at our Calvert City Olefins facility and higher pipeline services fee income, as compared to the second quarter of 2017. Our Calvert City Olefins facility production was lower in the first quarter of 2017 because of the upgrade and expansion project in March and April 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 7.2%, to $7.4 million in the second quarter of 2018 as compared to $6.9 million in the second quarter of 2017. The change was mainly attributable to a decline in the doubtful accounts provision in the second quarter of 2017.

Interest Expense. Interest expense decreased by $0.4 million to $5.5 million in the second quarter of 2018 from $5.9 million in the second quarter of 2017, largely due to a lower average debt balance in the second quarter of 2018, mostly offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR") in the 2018 period. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver and full repayment of the August 2013 Promissory Notes during the second half of 2017, in both cases using the funds generated from the secondary equity offering.
Other Income. The increase in other income in the second quarter of 2018 as compared to the second quarter of 2017 was primarily due to the interest income related to the investment management agreement executed on August 1, 2017 between the Partnership, OpCo and Westlake that authorized Westlake to invest the Partnership's and OpCo’s excess cash with Westlake ("Investment Management Agreement").
MLP Distributable Cash Flow. MLP distributable cash flow increased by $5.0 million to $16.0 million in the second quarter of 2018 from $11.0 million in the second quarter of 2017. The increase in MLP distributable cash flow in the first quarter of 2018 as compared to the prior-year period was primarily due to the 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017, increased production and the elimination of the Partnership's distributions to Westlake as the holder of the Partnership's incentive distribution rights as a result of the July amendment of the Partnership's target distribution tiers.
EBITDA. EBITDA decreased by $2.1 million to $117.9 million in the second quarter of 2018 from $120.0 million in the second quarter of 2017. The decrease in EBITDA as compared to the prior-year period was primarily due to lower third party sales prices and increased feedstock costs, partially offset by higher sales volumes as a result of higher production at our Calvert City Olefins facility.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Net Sales. Total net sales increased by $18.6 million, or 3.3%, to $586.2 million in the six months ended June 30, 2018 from $567.6 million in the six months ended June 30, 2017. The overall increase in sales volumes for the six months ended June 30, 2018 contributed to a 4.7% increase in net sales, as compared to the six months ended June 30, 2017, which was mainly due to higher sales volumes to Westlake and third parties and higher pipeline services fees income. The average sales price contributed to a decrease in net sales by 1.4% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily as a result of lower sales prices to third parties.
Gross Profit. Gross profit decreased to $189.6 million for the six months ended June 30, 2018 from $197.5 million for the six months ended June 30, 2017. The gross profit margin in the six months ended June 30, 2018 was 32.3%, as compared to 34.8% for the six months ended June 30, 2017. The six months ended June 30, 2018 gross profit margin was lower mainly due to lower third party sales prices and increased feedstock costs, partially offset by higher sales volumes as a result of higher production at our Calvert City Olefins facility and higher pipeline services fee income, as compared to the six months ended June 30, 2017. Our Calvert City Olefins facility production was lower in the six months ended June 30, 2017 because of the upgrade and expansion project in March and April 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.2 million, or 1.4%, to $14.5 million in the six months ended June 30, 2018 as compared to $14.7 million in the six months ended June 30, 2017. The decrease was mainly attributable to lower services costs in the six months ended June 30, 2018, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $1.0 million to $10.4 million in the six months ended June 30, 2018 from $11.4 million in the six months ended June 30, 2017, due to a lower average debt balance in the six months ended June 30, 2018, which was mostly offset by a higher interest rate on debt due to an increase in LIBOR in the 2018 period. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver and full repayment of the August 2013 Promissory Notes during the second half of 2017, in both cases using the funds generated from the secondary equity offering.
Other Income. The decrease in other income in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to the recognition in the six months ended June 30, 2017 of an insurance recovery received for the 2016 Calvert City Olefins facility unplanned shut-down, which was offset by interest income earned under the Investment Management Agreement in the six months ended June 30, 2018.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $8.1 million to $30.5 million in the six months ended June 30, 2018 from $22.4 million in the six months ended June 30, 2017. The increase in MLP distributable cash flow in the six months ended June 30, 2018 as compared to the prior-year period was primarily due to the 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017.

EBITDA. EBITDA decreased by $10.5 million to $231.5 million in the six months ended June 30, 2018 from $241.9 million in the six months ended June 30, 2017. The decrease in EBITDA as compared to the prior-year period was primarily due to lower third party sales prices and increased feedstock costs, partially offset by higher sales volumes as a result of higher production at our Calvert City Olefins facility.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
Operating Activities
Operating activities provided cash of $220.6 million in the first six months of 2018 compared to cash provided by operating activities of $262.3 million in the first six months of 2017. The $41.7 million decrease in cash flows from operating activities was mainly due to lower operating income, partially offset by an increase in use of cash in working capital during the six months ended June 30, 2018 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $0.8 million in the first six months of 2018 as compared to $42.9 million of cash provided in the first six months of 2017, resulting in an overall unfavorable change of $43.7 million. The unfavorable change in working capital was mainly attributable to the unfavorable changes in the accounts receivable—Westlake balance. The cash provided in the first six months of 2017 primarily related to the partial recovery of the Shortfall that was recognized in 2016 as an accounts receivable from Westlake.
Investing Activities
Net cash used for investing activities during the first six months of 2018 was $23.4 million as compared to net cash used for investing activities of $42.2 million in the first six months of 2017, mainly due to lower capital expenditures at our facilities in the first six months of 2018 as compared to the prior-year period. Capital expenditures during the first six months of 2018 were primarily related to planned and unplanned outages at our facilities while those during the same period in 2017 primarily reflected capital expenditures incurred for the Calvert City expansion project. Other investing activities in the first six months of 2018 related to investments with Westlake under the Investment Management Agreement.
Financing Activities
Net cash used for financing activities during the first six months of 2018 was $195.7 million as compared to net cash used for financing activities of $204.1 million in the first six months of 2017. The cash outflows during the first six months of 2018 were related to the distribution of $172.8 million to Westlake and of $26.6 million to other unitholders by the Partnership. The distributions in the first six months of 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million. The cash outflows during the first six months of 2017 were related to the distribution of $178.4 million to Westlake and of $19.3 million to other unitholders by the Partnership and the repayment of $26.7 million of borrowings under the OpCo Revolver. The distributions and repayment in the first six months of 2017 were partially offset by borrowings under the OpCo Revolver of $20.4 million to fund capital expenditures.
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
On July 31, 2018, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4088 per unit payable on August 24, 2018 to unitholders of record as of August 10, 2018, which equates to a total amount of approximately $13.2 million per quarter, or approximately $52.7 million per year in aggregate, based on the number of common units outstanding on June 30, 2018. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the six months ended June 30, 2018 and 2017, Westlake loaned OpCo $3.6 million and $20.4 million, respectively. The $3.6 million was used to fund working capital needs in the first six months of 2018, while the $20.4 million was used to fund the expansion capital expenditures in 2017. The total capital expenditures, which include expansion and capital maintenance costs, for 2018 are expected to be approximately $60.4 million, of which $16.6 million was spent during the six months ended June 30, 2018. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2018, our cash and cash equivalents totaled $28.5 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $143.2 million of cash invested under the Investment Management Agreement at June 30, 2018.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. As of June 30, 2018, outstanding borrowings under the OpCo Revolver totaled $224.1 million and bore interest at the LIBOR rate plus 3.0%, which is accrued in arrears quarterly. The OpCo Revolver is scheduled to mature in August 2019.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2021. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2018, outstanding borrowings under the MLP Revolver totaled $253.5 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, including environmental regulations;

•	industry production capacity and operating rates;

•	the supply/demand balance for our product;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations, including trade policies;

•	technological developments;

•	our ability to integrate acquired businesses;

•	foreign currency exchange risks;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2018, we had variable rate debt of $477.6 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, $224.1 million of which currently accrues interest at a variable rate of LIBOR plus 300 basis points and the remaining $253.5 million of which currently accrues interest at a variable rate of LIBOR plus 200 basis points. During August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the debt. The weighted average variable interest rate of our debt, excluding the effectively fixed rate portion through the interest rate contract, as of June 30, 2018 was 4.9%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt (excluding the effectively fixed rate debt portion through the interest rate contract) by 100 basis points would increase our annual interest expense by approximately $4.1 million, based on the June 30, 2018 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2017 Form 10-K, filed on March 1, 2018, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a description of certain of those proceedings, which information is incorporated by reference herein. In addition, under the Omnibus Agreement, Westlake Chemical Corporation ("Westlake") has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.
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
Risk Management Program Investigation. The EPA has conducted inspections and information requests to assess compliance with Risk Management Program requirements under the Clean Air Act at the Calvert City facility. The EPA has identified concerns with the facility’s compliance under the Risk Management Program and Release Prevention regulations in connection with certain emissions release events between 2011 and 2015. Westlake has engaged in communications with EPA Region 4 to resolve these concerns. Westlake has reached agreement in principle with the EPA to resolve all concerns for a penalty of $196,000, a portion of which may be offset by Westlake undertaking a Supplemental Environmental Project, which the EPA and Westlake are currently evaluating.
Kentucky Notices of Violation. The Kentucky Energy and Environment Cabinet ("KEEC") has indicated that it intends to proceed with enforcement on two Notices of Violation ("NOVs") received by the Calvert City facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. We are engaged in negotiations with KEEC to resolve these alleged violations. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
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

3.1
Amendment No. 2 to the first Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners, LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on July 30, 2018 (file No. 01-36567))

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 2, 2018	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 2, 2018	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)