Form 10-Q
period 2018-09-30
Westlake Chemical Partners LP
filed 2018-11-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒
The registrant had 32,247,371 common units outstanding as of October 30, 2018.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,041	$27,008
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	151,875	136,510
Accounts receivable, net—Westlake	65,628	43,884
Accounts receivable, net—third parties	22,544	18,083
Inventories	5,004	5,590
Prepaid expenses and other current assets	491	314
Total current assets	262,583	231,389
Property, plant and equipment, net	1,161,203	1,196,245
Goodwill	5,814	5,814
Deferred charges and other assets, net	65,403	81,828
Total assets	$1,495,003	$1,515,276
LIABILITIES
Current liabilities
Accounts payable—Westlake	$41,274	$14,027
Accounts payable—third parties	6,402	10,516
Accrued liabilities	18,911	15,697
Total current liabilities	66,587	40,240
Long-term debt payable to Westlake	477,608	473,960
Deferred income taxes	1,626	2,220
Other liabilities	53	107
Total liabilities	545,874	516,527
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—public (18,125,141 and 18,112,500 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	410,555	411,228
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	49,511	50,265
General partner—Westlake	(242,573)	(241,958)
Accumulated other comprehensive income	—	279
Total Westlake Chemical Partners LP partners' capital	217,493	219,814
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	731,636	778,935
Total equity	949,129	998,749
Total liabilities and equity	$1,495,003	$1,515,276
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$313,381	$258,049	$802,085	$711,968
Net co-product, ethylene and other sales—third parties	50,269	38,726	147,812	152,368
Total net sales	363,650	296,775	949,897	864,336
Cost of sales	269,743	201,372	666,367	571,401
Gross profit	93,907	95,403	283,530	292,935
Selling, general and administrative expenses	5,909	6,805	20,417	21,519
Income from operations	87,998	88,598	263,113	271,416
Other income (expense)
Interest expense—Westlake	(5,639)	(6,190)	(16,052)	(17,592)
Other income, net	668	162	1,742	1,844
Income before income taxes	83,027	82,570	248,803	255,668
Income tax provision (benefit)	(772)	325	(186)	925
Net income	83,799	82,245	248,989	254,743
Less: Net income attributable to noncontrolling interest in OpCo	71,387	68,860	211,525	221,619
Net income attributable to Westlake Chemical Partners LP	$12,412	$13,385	$37,464	$33,124
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.38	$0.47	$1.14	$1.23
Subordinated units	$—	$—	$—	$1.07
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	18,119,980	13,050,000	18,116,433	12,975,412
Common units—Westlake	14,122,230	14,122,230	14,122,230	5,711,289
Subordinated units—Westlake	—	—	—	8,410,941
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public	Common Unitholder— Westlake	Subordinated Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	15,355	3,389	13,328	1,052	—	221,619	254,743
Net effect of cash flow hedge	—	—	—	—	26	—	26
Proceeds from secondary public offering, net of finance and other offering costs	110,739	—	—	—	—	—	110,739
Subordinated unit conversion	—	42,352	(42,352)	—	—	—	—
Quarterly distributions to unitholders	(13,777)	(1,529)	(13,510)	(696)	—	—	(29,512)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(263,480)	(263,480)
Balances at September 30, 2017	$409,684	$49,025	$—	$(242,074)	$226	$776,618	$993,479

Balances at December 31, 2017	$411,228	$50,265	$—	$(241,958)	$279	$778,935	$998,749
Net income	20,641	16,090	—	733	—	211,525	248,989
Net effect of cash flow hedge	—	—	—	—	(279)	—	(279)
Units issued for vested phantom units	292	—	—	—	—	—	292
Quarterly distributions to unitholders	(21,606)	(16,844)	—	(1,348)	—	—	(39,798)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(258,824)	(258,824)
Balances at September 30, 2018	$410,555	$49,511	$—	$(242,573)	$—	$731,636	$949,129
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(in thousands of dollars)
Cash flows from operating activities
Net income	$248,989	$254,743
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	82,176	86,502
Loss from disposition of property, plant and equipment	593	2,627
Other gains, net	(96)	(1,334)
Changes in operating assets and liabilities
Accounts receivable—third parties	(4,959)	(4,541)
Net accounts receivable—Westlake	5,088	68,556
Inventories	586	53
Prepaid expenses and other current assets	(177)	(144)
Accounts payable	(4,267)	1,026
Accrued and other liabilities	2,279	5,018
Other, net	(208)	(10,590)
Net cash provided by operating activities	330,004	401,916
Cash flows from investing activities
Additions to property, plant and equipment	(30,047)	(56,607)
Maturities of investments with Westlake under the Investment Management Agreement	270,050	—
Investments with Westlake under the Investment Management Agreement	(285,000)	(119,000)
Other	—	1,801
Net cash used for investing activities	(44,997)	(173,806)
Cash flows from financing activities
Net proceeds from equity offering	—	110,739
Proceeds from debt payable to Westlake	3,648	155,257
Repayment of debt payable to Westlake	—	(272,765)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(258,824)	(263,480)
Quarterly distributions to unitholders	(39,798)	(29,512)
Net cash used for financing activities	(294,974)	(299,761)
Net decrease in cash and cash equivalents	(9,967)	(71,651)
Cash and cash equivalents at beginning of period	27,008	88,900
Cash and cash equivalents at end of period	$17,041	$17,249
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the December 31, 2017 consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), filed with the SEC on March 1, 2018. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2017 with the exceptions of those accounting standards adopted in 2018 as discussed in Note 1.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and the changes in its cash position for the nine months ended September 30, 2018 and 2017.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recent Accounting Pronouncements
Leases (ASU No. 2016-02)
In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The accounting standard will be effective for reporting periods beginning after December 15, 2018. The standard requires adoption using a modified retrospective approach and allows for the election of certain transition practical expedients. The accounting standards update allows for certain transition expedients for leases that commenced prior to the adoption of the new standard. Under the optional transition expedients an entity is not required to reassess (1) whether any expired or existing lease contracts are or contain leases, (2) the classification of leases as operating or capital leases and (3) whether any initial direct costs qualify for capitalization under the new accounting standard. These expedients are required to be elected as a group. The accounting standards update also allows the use of hindsight to determine lease term when considering lease renewal or termination options.
During 2018, the FASB issued additional authoritative guidance that provides an optional transition method which allows entities to continue applying the existing lease guidance in the comparative periods and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The FASB also issued an accounting standards update that allows entities to apply their existing policy for accounting for land easements that exist as of, or expired before, the effective date of the new lease standard. The Partnership is in the process of evaluating the transition method and other expedients it may elect.
The accounting standard will be effective for reporting periods beginning after December 15, 2018. The Partnership is in the process of reviewing its existing lease agreements and evaluating the impact that the new accounting guidance will have on the Partnership's consolidated financial position, results of operations and cash flows.
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
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively but certain amendments should be applied prospectively. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on the Partnership's consolidated financial position, results of operations and cash flows.
Intangibles - Goodwill and Other (ASU No. 2018-15)
In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Partnership adopted the standard on October 1, 2018, prospectively, and the adoption did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.

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
The Partnership adopted ASC No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), effective January 1, 2018. The Partnership applied the modified retrospective transition method to all contracts that were not completed as of the adoption date. Periods prior to January 1, 2018 were not adjusted and are reported under the accounting standards that were in place during those periods. There was no cumulative effect to the Partnership’s consolidated January 1, 2018 balance sheet for the adoption of this accounting standard. There was no impact of ASC 606 adoption on the financial statements for the nine months ended September 30, 2018 as compared with the guidance that was in effect prior to January 1, 2018.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2018	December 31, 2017
Trade customers	$23,676	$18,794
Allowance for doubtful accounts	(1,209)	(711)
	22,467	18,083
Other	77	—
Accounts receivable, net—third parties	$22,544	$18,083
3. Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished products	$4,596	$5,244
Feedstock, additives and chemicals	408	346
Inventories	$5,004	$5,590
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,960 and $23,525 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense on property, plant and equipment of $66,161 and $69,189 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.
5. Other Assets
Amortization expense on other assets of $4,932 and $5,528 is included in costs of sales in the consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively. Amortization expense on other assets of $16,015 and $17,313 is included in costs of sales in the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

6. Distributions and Net Income Per Limited Partner Unit
On October 31, 2018, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from July 1, 2018 through September 30, 2018 of $0.4207 per unit. This distribution is payable on November 26, 2018 to the unitholders of record as of November 9, 2018.
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
The Partnership's distribution for the three months ended September 30, 2018 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to the Partnership	$12,412	$13,385	$37,464	$33,124
Less:
Limited partners' distributions declared on common units	13,566	12,107	39,559	22,454
Limited partners' distributions declared on subordinated units	—	—	—	9,133
Distributions declared with respect to the incentive distribution rights	—	498	733	1,052
Net income in excess of distribution (Distribution in excess of net income)	$(1,154)	$780	$(2,828)	$485

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

	Three Months Ended September 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$13,566	$—	$13,566
Distribution in excess of net income	(1,154)	—	(1,154)
Net income	$12,412	$—	$12,412
Weighted average units outstanding:
Basic and diluted	32,242,210		32,242,210
Net income per limited partner unit:
Basic and diluted	$0.38

	Three Months Ended September 30, 2017
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$12,107	$498	$12,605
Net income in excess of distribution	780	—	780
Net income	$12,887	$498	$13,385
Weighted average units outstanding:
Basic and diluted	27,172,230		27,172,230
Net income per limited partner unit:
Basic and diluted	$0.47

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Nine Months Ended September 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$39,559	$733	$40,292
Distribution in excess of net income	(2,828)	—	(2,828)
Net income	$36,731	$733	$37,464
Weighted average units outstanding:
Basic and diluted	32,238,663		32,238,663
Net income per limited partner unit:
Basic and diluted	$1.14

	Nine Months Ended September 30, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$22,454	$9,133	$1,052	$32,639
Net income in excess of distribution (distribution in excess of net income)	624	(139)	—	485
Net income	$23,078	$8,994	$1,052	$33,124
Weighted average units outstanding:
Basic and diluted	18,686,701	8,410,941		27,097,642
Net income per limited partner unit:
Basic and diluted	$1.23	$1.07
Distribution Per Common Unit
Distributions per common unit for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions per common unit	$0.4088	$0.3650	$1.1927	$1.0649

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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales—Westlake	$313,381	$258,049	$802,085	$711,968
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Feedstock purchased from Westlake and included in cost of sales	$178,493	$110,241	$403,833	$313,231
Other charges from Westlake and included in cost of sales	28,693	23,954	83,636	74,896
Total	$207,186	$134,195	$487,469	$388,127
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Services received from Westlake and included in selling, general and administrative expenses	$4,655	$6,633	$17,947	$20,311
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Goods and services purchased from Westlake and capitalized as assets	$846	$619	$1,988	$3,131

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $703 and $340 was included in the receivable under the Investment Management Agreement balance at September 30, 2018 and December 31, 2017, respectively. Total interest earned related to the Investment Management Agreement was $703 and $9 for the three months ended September 30, 2018 and 2017, respectively. The interest earned related to the Investment Management Agreement was $1,861 and $9 for the nine months ended September 30, 2018 and 2017, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2018	December 31, 2017
Receivable under the Investment Management Agreement	$151,875	$136,510
Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2018	December 31, 2017
Accounts receivable—Westlake	$65,628	$43,884
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	September 30, 2018	December 31, 2017
Accounts payable—Westlake	$41,274	$14,027
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended September 30, 2018 and 2017 was $5,639 and $6,190, respectively, and for the nine months ended September 30, 2018 and 2017 was $16,052 and $17,592, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $63 and $7 for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 was $108 and $426, respectively. At September 30, 2018 and December 31, 2017, accrued interest on related party debt was $5,712 and $4,590, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt payable to related parties was as follows:

	September 30, 2018	December 31, 2017
Long-term debt payable to Westlake	$477,608	$473,960
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2018 and 2017, Westlake accounted for approximately 86.2% and 87.0%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2018 and 2017, Westlake accounted for approximately 84.4% and 82.4%, respectively, of the Partnership's net sales.
Income Taxes
During the three and nine months ended September 30, 2018, the Partnership reimbursed $418 of income tax payments to Westlake.
General
In 2015, the Partnership entered into an interest rate contract with Westlake to fix the London Interbank Offered Rate ("LIBOR") component of the interest rate for a portion of the MLP Revolver balance. The interest rate contract expired in August 2018.
OpCo has two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2018	December 31, 2017
OpCo Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of September 25, 2023)	$224,064	$220,416
MLP Revolver (variable interest rate of LIBOR plus 2.0%, original scheduled maturity of April 29, 2021)	253,544	253,544
	$477,608	$473,960
On September 25, 2018, the OpCo Revolver was amended to extend the maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3% to 2%.
The weighted average interest rate on all long-term debt was 4.34% and 3.74% at September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2018 and December 31, 2017 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at September 30, 2018. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$224,064	$229,622	$220,416	$228,180
MLP Revolver	253,544	255,008	253,544	258,234
11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $18,911 and $15,697 at September 30, 2018 and December 31, 2017, respectively. The accrued interest, accrued maintenance and accrued taxes, which are components of accrued liabilities, were $5,712, $5,323 and $4,156, respectively, at September 30, 2018, and $4,590, $3,698 and $1,422, respectively, at December 31, 2017. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $1,380 for the nine months ended September 30, 2018. The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $894 for the nine months ended September 30, 2017.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

13. Subsequent Events
At-The-Market Program
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000.
Ethylene Sales Agreement
On November 1, 2018, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide OpCo with the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
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
Recent Developments
On November 1, 2018, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide OpCo with the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement (the “ATM Agreement”) with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (collectively, the “Managers”). Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell common units representing limited partner interests in the Partnership from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units for general partnership purposes, including the funding of potential drop-downs and other acquisitions.
On September 25, 2018, the OpCo Revolver was amended to extend the maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3% to 2%.
On July 27, 2018, the Partnership Agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights to Westlake. The amended Partnership Agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the percentage allocations per the amendment. For more information on the Partnership's amended distribution allocation percentages, see Note 6 to the Partnership's consolidated financial statements.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Revenue
Net sales—Westlake	$313,381	$258,049	$802,085	$711,968
Net co-product, ethylene and other sales—third parties	50,269	38,726	147,812	152,368
Total net sales	363,650	296,775	949,897	864,336
Cost of sales	269,743	201,372	666,367	571,401
Gross profit	93,907	95,403	283,530	292,935
Selling, general and administrative expenses	5,909	6,805	20,417	21,519
Income from operations	87,998	88,598	263,113	271,416
Other income (expense)
Interest expense—Westlake	(5,639)	(6,190)	(16,052)	(17,592)
Other income, net	668	162	1,742	1,844
Income before income taxes	83,027	82,570	248,803	255,668
Income tax provision (benefit)	(772)	325	(186)	925
Net income	83,799	82,245	248,989	254,743
Less: Net income attributable to noncontrolling interest in OpCo	71,387	68,860	211,525	221,619
Net income attributable to Westlake Chemical Partners LP	$12,412	$13,385	$37,464	$33,124
MLP distributable cash flow (1)	$15,024	$15,478	$45,500	$37,892
EBITDA (2)	$115,558	$117,813	$347,031	$359,762
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+17.7%	+4.9%	+5.1%	+4.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average industry prices (1)
Ethane (cents/lb)	14.3	8.8	10.8	8.3
Propane (cents/lb)	23.5	18.2	21.5	16.6
Ethylene (cents/lb) (2)	17.3	24.7	18.6	27.8
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$109,433	$139,630	$330,004	$401,916
Gain (loss) from disposition of fixed assets	(26)	(2,734)	(593)	(2,627)
Changes in operating assets and liabilities and other	(25,608)	(54,651)	(80,422)	(144,546)
Net Income	83,799	82,245	248,989	254,743
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,918	31,790	82,769	89,239
Less:
Contribution to turnaround reserves	(4,250)	(7,778)	(12,602)	(22,641)
Maintenance capital expenditures	(8,380)	(9,827)	(22,184)	(28,081)
Incentive distribution rights	—	(498)	(733)	(1,052)
Distributable cash flow attributable to noncontrolling interest in OpCo	(83,063)	(80,454)	(250,739)	(254,316)
MLP distributable cash flow	$15,024	$15,478	$45,500	$37,892
Reconciliation of EBITDA to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$109,433	$139,630	$330,004	$401,916
Gain (loss) from disposition of fixed assets	(26)	(2,734)	(593)	(2,627)
Changes in operating assets and liabilities and other	(25,608)	(54,651)	(80,422)	(144,546)
Net Income	83,799	82,245	248,989	254,743
Add:
Depreciation and amortization	26,892	29,053	82,176	86,502
Interest expense	5,639	6,190	16,052	17,592
Income tax provision (benefit)	(772)	325	(186)	925
EBITDA	$115,558	$117,813	$347,031	$359,762

Summary
For the quarter ended September 30, 2018, net income was $83.8 million on net sales of $363.7 million. This represents an increase in net income of $1.6 million as compared to the quarter ended September 30, 2017 net income of $82.2 million on net sales of $296.8 million. Net income for the third quarter of 2018 as compared to the third quarter of 2017 was higher primarily as a result of increased ethylene sales volumes to Westlake, higher pipeline services fee income and the state income tax benefit, partially offset by lower ethylene sales to third parties. Net income attributable to Westlake Chemical Partners LP for the quarter ended September 30, 2018 was $12.4 million as compared to $13.4 million for the quarter ended September 30, 2017, a decrease of $1.0 million, which was primarily due to lower margins on third party ethylene sales, partially offset by the state income tax benefit. Net sales for the third quarter of 2018 increased by $66.9 million as compared to net sales for the third quarter of 2017 mainly due to increased sales volumes and prices for ethylene to Westlake and for co-products to third-parties and higher pipeline services fee income, partially offset by lower ethylene sales to third parties. Income from operations was $88.0 million for the third quarter of 2018 as compared to $88.6 million for the third quarter of 2017. Income from operations for the third quarter of 2018 decreased mainly as a result of lower third party ethylene sales margins, mostly offset by an increase in ethylene sales volumes to Westlake and higher pipeline services fee income, as compared to the third quarter of 2017.
For the nine months ended September 30, 2018, net income was $249.0 million on net sales of $949.9 million. This represents a decrease in net income of $5.7 million as compared to the nine months ended September 30, 2017 net income of $254.7 million on net sales of $864.3 million. Net income was lower primarily as a result of lower margins on third party ethylene sales, partially offset by higher ethylene sales volumes to Westlake, higher pipeline services fee income, lower interest expense and the state income tax benefit. Net income attributable to Westlake Chemical Partners LP for the nine months ended September 30, 2018 was $37.5 million as compared to $33.1 million for the nine months ended September 30, 2017, an increase of $4.3 million, which was primarily due to a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017 and increased production, partially offset by lower margins on third party ethylene sales. Net sales for the nine months ended September 30, 2018 increased by $85.6 million as compared to net sales for the nine months ended September 30, 2017 mainly due to increased ethylene sales volumes and sales prices to Westlake and increased sales volumes of co-product to third parties, partially offset by lower third party ethylene sales. Income from operations was $263.1 million for the nine months ended September 30, 2018 as compared to $271.4 million for the nine months ended September 30, 2017. Income from operations for the nine months ended September 30, 2018 decreased mainly as a result of lower third party ethylene sales margins, partially offset by higher ethylene sales to Westlake, as compared to the nine months ended September 30, 2017.
RESULTS OF OPERATIONS
Third Quarter 2018 Compared with Third Quarter 2017
Net Sales. Total net sales increased by $66.9 million, or 22.5%, to $363.7 million in the third quarter of 2018 from $296.8 million in the third quarter of 2017. The overall increase in sales volumes resulted from higher ethylene sales volumes to Westlake and higher co-products sales volumes to third parties and increased pipeline services fees for the third quarter of 2018, contributing to a 4.9% increase in net sales, as compared to the third quarter of 2017. The overall average sales price in the third quarter of 2018 contributed to a 17.7% increase in net sales primarily due to increased sales prices for sales to Westlake per the terms of the Ethylene Sales Agreement and increased sales prices for co-products to third parties compared to the third quarter of 2017.
Gross Profit. Gross profit decreased to $93.9 million for the third quarter of 2018 from $95.4 million for the third quarter of 2017. The gross profit margin in the third quarter of 2018 was 25.8%, as compared to 32.1% for the third quarter of 2017. The third quarter of 2018 gross profit margin was lower mainly due to a decline in third party ethylene sales, partially offset by overall higher sales volumes to Westlake as a result of higher overall production at our facilities and higher pipeline services fee income, as compared to the third quarter of 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.9 million, or 13.2%, to $5.9 million in the third quarter of 2018 as compared to $6.8 million in the third quarter of 2017. The decrease was mainly attributable to a decline in the allocation of general and administrative fees, partially offset by an increase in allowance for doubtful debt accounts in the third quarter of 2017.
Interest Expense. Interest expense decreased by $0.6 million to $5.6 million in the third quarter of 2018 from $6.2 million in the third quarter of 2017, largely due to a lower average debt balance in the third quarter of 2018, mostly offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR") in the 2018 period. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver and full repayment of the August 2013 Promissory Notes during the third quarter of 2017, in both cases using the funds generated from the secondary equity offering.

Other Income. The increase in other income in the third quarter of 2018 as compared to the third quarter of 2017 was primarily due to the interest income related to the investment management agreement executed on August 1, 2017 between the Partnership, OpCo and Westlake that authorized Westlake to invest the Partnership's and OpCo’s excess cash with Westlake ("Investment Management Agreement").
Provision for Income Taxes. Provision for income taxes decreased to a benefit of $0.8 million in the third quarter of 2018 as compared to a provision of $0.3 million in the third quarter of 2017. The decrease was mainly attributable to the revaluation of state deferred income tax liability as a result of a decrease in state tax apportionment.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $0.5 million to $15.0 million in the third quarter of 2018 from $15.5 million in the third quarter of 2017. The decrease in MLP distributable cash flow in the third quarter of 2018, as compared to the prior-year period, was primarily a result of a lower margins on third party sales, partially offset by an increase in overall production at our facilities, lower maintenance capital expenditures and the elimination of the Partnership's distributions to Westlake that resulted from the July 2018 amendment to the Partnership's target distribution tiers.
EBITDA. EBITDA decreased by $2.3 million to $115.6 million in the third quarter of 2018 from $117.8 million in the third quarter of 2017. The decrease in EBITDA as compared to the prior-year period was primarily due to the decline in ethylene sales to third-parties, partially offset by higher sales volumes as a result of higher overall production at our facilities.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Net Sales. Total net sales increased by $85.6 million, or 9.9%, to $949.9 million in the nine months ended September 30, 2018 from $864.3 million in the nine months ended September 30, 2017. The overall increase in sales volumes for the nine months ended September 30, 2018 contributed to a 4.8% increase in net sales, as compared to the nine months ended September 30, 2017, which was mainly due to higher ethylene sales volumes to Westlake, higher co-products sales volumes to third parties and higher pipeline services fees income. The average sales price contributed to an increase in net sales by 5.1% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily as a result of higher sales prices to Westlake per the terms of the Ethylene Sales Agreement.
Gross Profit. Gross profit decreased to $283.5 million for the nine months ended September 30, 2018 from $292.9 million for the nine months ended September 30, 2017. The gross profit margin in the nine months ended September 30, 2018 was 29.8%, as compared to 33.9% for the nine months ended September 30, 2017. The nine months ended September 30, 2018 gross profit margin was lower mainly due to lower third party ethylene sales, partially offset by higher sales volumes to Westlake as a result of higher overall production at our facilities and higher pipeline services fee income, as compared to the nine months ended September 30, 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.1 million, or 5.1%, to $20.4 million in the nine months ended September 30, 2018 as compared to $21.5 million in the nine months ended September 30, 2017. The decrease was mainly attributable to lower general and administrative expense allocations, partially offset by an increase in allowance for doubtful accounts in the nine months ended September 30, 2018, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $1.5 million to $16.1 million in the nine months ended September 30, 2018 from $17.6 million in the nine months ended September 30, 2017, due to a lower average debt balance in the nine months ended September 30, 2018, which was mostly offset by a higher interest rate on debt due to an increase in LIBOR in the 2018 period. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver and full repayment of the August 2013 Promissory Notes during the third quarter of 2017, in both cases using the funds generated from the secondary equity offering.
Other Income. The slight decrease in other income in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to the recognition in the nine months ended September 30, 2017 of an insurance recovery received for the 2016 Calvert City Olefins facility unplanned shut-down, which was mostly offset by interest income earned under the Investment Management Agreement in the nine months ended September 30, 2018.
Provision for Income Taxes. Provision for income taxes decreased to a benefit of $0.2 million in the nine months ended September 30, 2018 as compared to a provision of $0.9 million in the nine months ended September 30, 2017. The decrease was mainly attributable to the revaluation of state deferred income tax liability as a result of a decrease in state tax apportionment.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $7.6 million to $45.5 million in the nine months ended September 30, 2018 from $37.9 million in the nine months ended September 30, 2017. The increase in MLP distributable cash flow in the nine months ended September 30, 2018 as compared to the prior-year period was primarily due to the 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017, an increase in overall production at our facilities, lower maintenance capital expenditures and the elimination of the Partnership's distributions to Westlake that resulted from the July 2018 amendment to the Partnership's target distribution tiers, partially offset by lower margins on third party sales.
EBITDA. EBITDA decreased by $12.7 million to $347.0 million in the nine months ended September 30, 2018 from $359.8 million in the nine months ended September 30, 2017. The decrease in EBITDA as compared to the prior-year period was primarily due to lower third party sales, partially offset by higher sales volumes as a result of higher overall production at our facilities.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Operating Activities
Operating activities provided cash of $330.0 million in the first nine months of 2018 compared to cash provided by operating activities of $401.9 million in the first nine months of 2017. The $71.9 million decrease in cash flows from operating activities was mainly due to lower operating income and an increase in use of cash in working capital during the nine months ended September 30, 2018 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $1.5 million in the first nine months of 2018 as compared to $70.1 million of cash provided in the first nine months of 2017, resulting in an overall unfavorable change of $71.6 million. The unfavorable change in working capital was mainly attributable to the unfavorable changes in the accounts receivable—Westlake balance. The cash provided in the first nine months of 2017 primarily related to the recovery of the Shortfall that was recognized in 2016 as an accounts receivable from Westlake.
Investing Activities
Net cash used for investing activities during the first nine months of 2018 was $45.0 million as compared to net cash used for investing activities of $173.8 million in the first nine months of 2017, mainly due to lower capital expenditures at our facilities and lower net cash investments under the Investment Management Agreement in the first nine months of 2018 as compared to the prior-year period. Capital expenditures during the first nine months of 2018 were primarily related to planned and unplanned outages at our facilities while those during the same period in 2017 primarily reflected capital expenditures incurred for the Calvert City expansion project.
Financing Activities
Net cash used for financing activities during the first nine months of 2018 was $295.0 million as compared to net cash used for financing activities of $299.8 million in the first nine months of 2017. The cash outflows during the first nine months of 2018 were related to the distribution of $258.8 million to Westlake and of $39.8 million to other unitholders by the Partnership. The distributions in the first nine months of 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million. The cash outflows during the first nine months of 2017 were related to the distribution of $263.5 million to Westlake and of $29.5 million to other unitholders by the Partnership and the repayment of $272.8 million of borrowings under the OpCo Revolver. The distributions and repayment in the first nine months of 2017 were partially offset by borrowings under the OpCo Revolver of $37.1 million, borrowings under the MLP Revolver of $118.2 million and net proceeds from the common units offering of $110.7 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions.
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
Our cash is generated from cash distributions from OpCo. OpCo was a restricted subsidiary and subsidiary guarantor under Westlake's credit facility and the indentures governing its senior notes until August 2016. The guarantees were released in August 2016. OpCo still remains a restricted subsidiary under supplemental indentures governing three series of Westlake's senior notes totaling $253.5 million in aggregate principal amount. These supplemental indentures prohibit Westlake from allowing OpCo to make distributions to us if any default or event of default (as defined in such supplemental indentures) exists. Westlake's credit facility does not prevent OpCo from making distributions to us.
On October 31, 2018, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4207 per unit payable on November 26, 2018 to unitholders of record as of November 9, 2018, which equates to a total amount of approximately $13.6 million per quarter, or approximately $54.2 million per year in aggregate, based on the number of common units outstanding on September 30, 2018. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the nine months ended September 30, 2018 and 2017, Westlake loaned OpCo $3.6 million and $155.3 million, respectively. The $3.6 million was used to fund working capital needs in the first nine months of 2018, while $56.6 million of the $155.3 million amount was used to fund the expansion capital expenditures in the first nine months of 2017. Total capital expenditures for the nine months ended September 30, 2018 were $30.0 million. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2018, our cash and cash equivalents totaled $17.0 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $151.2 million of cash invested under the Investment Management Agreement at September 30, 2018.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. As of September 30, 2018, outstanding borrowings under the OpCo Revolver totaled $224.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. On September 25, 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3% to 2%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2021. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2018, outstanding borrowings under the MLP Revolver totaled $253.5 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
Off-Balance Sheet Arrangements
None.
FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	timing of and amount of capital expenditures;

•	the Partnership's At-the-Market program and the use of any net proceeds from any sales under that program;

•	potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo's cash flow;

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
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2018, we had variable rate debt of $477.6 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, $224.1 million of which currently accrues interest at a variable rate of LIBOR plus 200 basis points and the remaining $253.5 million of which currently accrues interest at a variable rate of LIBOR plus 200 basis points. The interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP revolver, which was entered into in August 2015, expired in August 2018. The weighted average variable interest rate of our debt as of September 30, 2018 was 4.3%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.8 million, based on the September 30, 2018 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Kentucky Notices of Violation. The Kentucky Energy and Environment Cabinet ("KEEC") has indicated that it intends to proceed with enforcement on two Notices of Violation ("NOVs") received by the Calvert City facility in December 2016 and May 2017. The NOVs allege violations of state and federal air requirements in connection with the operation of the olefins unit at the facility. In August 2018, the parties agreed to resolve the matter by entering into an order under which we will be obligated to undertake certain corrective actions and pay a penalty of $175,000 to resolve all alleged violations.
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
Item 5. Other Information
Entry into a Material Definitive Agreement
On November 1, 2018, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement in order to provide OpCo with the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic. A description of the relationship between OpCo and Westlake is included under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and such description is incorporated by reference herein.
This summary of the amendment is qualified by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.2 to this report, and is incorporated herein by reference.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

1.1
Equity Distribution Agreement, dated October 4, 2018, by and among Westlake Chemical Partners LP, Westlake Chemical Partners GP LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Westlake Partners’ Current Report on Form 8-K filed on October 5, 2018, File No. 001-36567)

3.1
Amendment No. 2 to the first Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners, LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on July 30, 2018 (file No. 01-36567))

10.1†	First Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement

10.2†	Second Amendment to Ethylene Sales Agreement

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 6, 2018	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 6, 2018	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)