Form 10-K
period 2018-12-31
Westlake Chemical Partners LP
filed 2019-03-01
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2018, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 29, 2018 of $24.50 on the New York Stock Exchange, was approximately $435.8 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
As of February 22, 2019, the registrant had 32,247,371 common units and no subordinated units outstanding.

Explanatory Note
Unless otherwise indicated, references in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. Unless the context otherwise requires, references to our "board of directors" or our "directors" refer to the board of directors of our general partner and such board's directors, respectively. References in this report to the "Predecessor" refer to Westlake Chemical Partners LP Predecessor, our predecessor for accounting purposes, and refer to the time period prior to our initial public offering (the "IPO").
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
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Part 1. Item 1A. Risk Factors" of this report and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

i

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries;

•	industry production capacity and operating rates;

•	the supply/demand balance for our product;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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

Industry and Market Data
Industry and market data used throughout this report were obtained through internal research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications, including information from IHS Markit ("IHS"). We have not independently verified market and industry data from external sources. While we believe internal partnership estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2018. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2018, Westlake held an 81.7% limited partner interest in OpCo and held a 43.8% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
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
Among other agreements entered into in connection with the closing of the IPO, OpCo entered into a 12-year ethylene sales agreement with Westlake, under which Westlake agreed to purchase 95% of OpCo's planned ethylene production each year, on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10 (the "Ethylene Sales Agreement"). Any ethylene not sold to Westlake and all co-products that are produced by OpCo will be sold to third parties on either a spot or contract basis. OpCo also entered into a feedstock supply agreement with Westlake that supplies OpCo with ethane (and any other feedstocks) required for OpCo to produce ethylene under the Ethylene Sales Agreement (the "Feedstock Supply Agreement").
OpCo primarily uses ethane (a component of natural gas liquids, or NGLs) to produce ethylene. OpCo completed an upgrade and capacity expansion of its Petro 1 ethylene unit at its Lake Charles site in 2016. The Petro 1 expansion project increased OpCo's ethylene capacity by approximately 250 million pounds annually. OpCo completed an expansion project to increase the ethylene capacity at its Calvert City facility in 2017. The expansion, along with other initiatives, increased ethylene capacity by approximately 100 million pounds annually.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2018:

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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2018:

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
Within Westlake's Lake Charles site, Petro 1 and Petro 2 are connected by pipeline systems to Westlake's polyethylene plants. Westlake may use the ethylene it purchases from OpCo at its Lake Charles facilities or transfer it to its Geismar facility or its Longview facility, either through physical transportation or via exchange transactions. Westlake may also use the ethylene it purchases from OpCo with chlorine to produce ethylene dichloride and transport it via barge to Westlake's Calvert City site.
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
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years.
Certain of the pricing components that make up the price for ethylene sold under the Ethylene Sales Agreement are modified to reflect the portion of OpCo's production capacity that is used to process Westlake's purge gas instead of producing ethylene. Costs specific to the processing of Westlake's purge gas are recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement.
On November 1, 2018, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement that provides OpCo with the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
Feedstock Supply Agreement
OpCo and Westlake are parties to the Feedstock Supply Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. Under the Feedstock Supply Agreement, Westlake sells OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement. The price at which ethane and feedstock is sold includes an indexed price for spot gas liquids at Mont Belvieu and applicable transportation, storage and other costs.
Services and Secondment Agreement
OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which OpCo provides Westlake with various utilities and utility services and in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement.

Site Lease Agreements
OpCo and Westlake are parties to two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access right related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, the lessor has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its ethylene production facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to the lessor's property or operations; provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to the lessor.
Omnibus Agreement
We, OpCo and Westlake are parties to the Omnibus Agreement, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the ethylene production facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.
Exchange Agreement
OpCo and Westlake are parties to an exchange agreement, which had an initial term through August 1, 2015 and is continuing year to year thereafter, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay Westlake an exchange fee of $0.006 per pound.
OpCo Partnership Agreement
We, OpCo GP and Westlake are parties to an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. We control OpCo GP, as its sole member, subject to certain approval rights held by Westlake.
Investment Management Agreement
On August 17, 2017, we, OpCo and Westlake executed an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
See "Liquidity and Capital Resources" in Item 7. "Management's Discussion and Analysis" for discussions of the Partnership's and OpCo's debt agreements with Westlake and "Interest Rate Risk" in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for the Partnership's interest rate contract with Westlake.
Environmental
As is common in our industry, we and OpCo are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the jurisdictions in which we do business. National, state or provincial and local standards regulating air, water and land quality affect substantially all of our manufacturing locations. Compliance with such laws and regulations has required and will continue to require capital expenditures and increase operating costs. Pursuant to our arrangement with Westlake, Westlake will indemnify us for liabilities that occurred or existed (in connection with compliance with such laws and regulations) prior to August 4, 2014.

It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2018, OpCo incurred capital expenditures of $1.0 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $3.8 million in 2019 and $2.2 million in 2020, respectively, related to environmental compliance. The expected 2019 and 2020 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years due to increased capital expenditures related to Environmental Protection Agency (the "EPA") regulations. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Risk Management Program Investigation. The EPA has conducted inspections and information requests to assess compliance with Risk Management Program requirements under the Clean Air Act at the Calvert City facility. The EPA has identified concerns with the facility’s compliance under the Risk Management Program and Release Prevention regulations in connection with certain emissions release events between 2011 and 2015. Westlake has engaged in communications with the EPA to resolve these concerns. Westlake has reached an agreement in principle with the EPA to resolve all concerns for a penalty of $49,000 and a $184,000 supplemental environmental project involving the purchase of emergency response equipment for Marshall and Livingston Counties. The EPA and Westlake are currently finalizing the settlement documents.
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
Employees
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2018, 145 employees were seconded to OpCo. Of these, 20 are covered by collective bargaining agreements that expire on November 4, 2019. There have been no strikes, lockouts or work stoppages at OpCo's facilities. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.
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
Competition
Due to the Ethylene Sales Agreement and integration with Westlake, OpCo does not directly compete with other ethylene producers for 95% of the planned volumes it produces. It is only on the 5% of planned ethylene volumes not sold to Westlake where OpCo competes with other regional merchant ethylene producers, including LyondellBasell Industries, N.V., Royal Dutch Shell, BASF Corporation and Flint Hills Resources.

Available Information
Our website address is www.wlkpartners.com. Our website content is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under "Investor Relations/SEC Filings," free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those materials as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information on our website at www.wlkpartners.com under "Investor Relations/Corporate Governance."
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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced from the third quarter of 2014 through 2018 (as of December 31, 2018, approximately 58% lower than their 2014 peak levels) have led and may lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as those experienced from the third quarter of 2014 through 2018, and could be less than the margin we earn from ethylene sales to Westlake;

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
OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes. Restrictions in the indentures could limit OpCo's ability to make distributions to us.
All of our cash is currently generated from cash distributions from OpCo. Certain indentures governing Westlake's senior notes impose significant operating and financial restrictions on OpCo. These restrictions limit OpCo's ability to:

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
These limitations are subject to a number of important qualifications and exceptions. Currently, many of these restrictions in the indentures governing Westlake's senior notes are suspended because the senior notes are currently rated investment grade by at least two nationally recognized credit rating agencies.
These covenants may adversely affect OpCo's ability to finance future business opportunities. A breach of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that debt, including OpCo and its assets. In addition, any acceleration of debt under Westlake's credit facility will constitute a default under some of Westlake's other debt, including the indentures governing its senior notes.
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
The purchase price under the Ethylene Sales Agreement is based on OpCo's actual ethane, other feedstock and natural gas costs and an annual estimate of other operating costs and maintenance capital expenditures and other turnaround expenditures. The price is designed to permit OpCo to recover the portion of its costs of feedstocks and other costs to operate the ethylene production facilities associated with the percentage of its production capacity purchased by Westlake and generate a fixed margin per pound of ethylene purchased by Westlake. The price is not designed to allow OpCo to recover any capital expenditures related to expansion, or operational efficiency. The ethylene sales price also does not increase to cover our public partnership costs. Both of these costs reduce our net operating profit.
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
Pursuant to the Services and Secondment Agreement, Westlake is obligated to provide OpCo operating services, utility access services and other key site services. Westlake provides the services of certain of its employees, who act as OpCo's agents in operating and maintaining OpCo's ethylene production facilities. If this agreement is terminated or if Westlake or its affiliates fail to satisfactorily provide these services or employees, OpCo would be required to hire labor, provide these services internally or find a third-party provider of these services. Any services or labor OpCo chooses to provide internally may not be as cost effective as those that Westlake or its affiliates provide, particularly in light of OpCo's lack of experience as an independent organization. If OpCo is required to obtain these services or labor from a third party, it may be unable to do so in a timely, efficient and cost-effective manner, the services or labor it receives may be inferior to or more costly than those that Westlake is currently providing, or such services and labor may be unavailable. Moreover, given the integration of OpCo's ethylene production facilities and Westlake's Lake Charles and Calvert City facilities, it may not be practical for us or for a third party to provide site services or labor for OpCo's ethylene production facilities separately.
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
Our operations are subject to the usual hazards associated with commodity chemical manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:

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
We use hazardous substances and generate hazardous wastes and emissions in our manufacturing operations. Our industry is highly regulated and monitored by various environmental regulatory authorities such as the EPA. As such, we are subject to extensive federal, state and local laws and regulations pertaining to pollution and protection of the environment, health and safety, which govern, among other things, emissions to the air, discharges onto land or waters, the maintenance of safe conditions in the workplace, the remediation of contaminated sites, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Some of these laws and regulations are subject to varying and conflicting interpretations. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions or reduce the likelihood or impact of hazardous substance releases, whether permitted or not. For example, our petrochemical facilities may require improvements to comply with certain changes in process safety management requirements.
In April 2016, the EPA issued an Information Collection Request ("ICR") for ethylene production facilities to inform the agency’s mandatory Risk and Technology Review of the existing ethylene maximum available technology ("MACT") rule, which regulates the emissions of organic Hazardous Air Pollutants (HAP) including benzene, toluene and xylene among others. The EPA has evaluated companies’ responses and testing data from the ICR and has been developing a proposed revision to the ethylene MACT standard. A proposed rule is anticipated in 2019 that could impose more stringent limits and require additional controls or operational practices. Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
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
Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While Westlake, which manages our security protocol under the omnibus agreement, has taken steps to address these concerns by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans, Westlake's employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-assault, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our operations, business, financial condition, operating results or cash flow.
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

•
our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions or may cause us not to borrow funds to pay cash distributions when we do not otherwise have the funds pay such cash distributions;

•
our partnership agreement permits us to distribute up to $28.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights;

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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 22, 2019, Westlake owned an aggregate of 43.8% of our common units. This condition provides Westlake the ability to prevent the removal of our general partner.
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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement.
Prior to our initial public offering, we requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, our income from the production, transportation, storage and marketing of ethylene and its co-products constitutes "qualifying income" within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the "Code"). However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships, including a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
On January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations, consistent with our private letter ruling, treat our income from the production, transportation, storage and marketing of ethylene and its co-products constitutes as "qualifying income". Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly-traded partnership in the future.
In addition, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative or administrative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated business or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business. As a result, distributions to a Non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered to have disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
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
We currently own assets and conduct business in Kentucky, Louisiana and Texas. Kentucky and Louisiana currently impose a personal income tax on individuals, Kentucky and Texas impose an entity-level franchise or gross receipts tax on a variety of legal entities, and Kentucky and Louisiana impose a corporate income tax on corporations and other entities treated as corporations for federal income tax purposes. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose similar taxes. It is our unitholders' responsibility to file all United States federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our properties is contained in "Item 1. Business—OpCo's Assets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussion of our environmental matters contained in Item 1. "Business—Environmental" and Note 16" —Commitments and Contingencies", to the consolidated financial statements within this report. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the Omnibus Agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 22, 2019, based upon information received from our transfer agent, there were two holders of record of our common units.
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

Minimum Quarterly Distribution
Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on subordinated units. Following the Partnership’s cash distribution for the second quarter of 2017, the requirement under the Partnership’s partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, all the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. On July 27, 2018, the partnership agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended partnership agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. For more information on the Partnership's amended distribution allocation percentages, see Note 9 "Distributions and Net Income Per Limited Partner Unit" to the consolidated financial statements within this report.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014 (1) (2)

	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$1,285,622	$1,172,981	$986,736	$1,007,221	$1,749,700
Gross profit	377,159	403,667	391,331	382,882	745,812
Selling, general and administrative expenses	27,590	29,260	24,887	23,550	29,256
Income from operations	349,569	374,407	366,444	359,332	716,556
Interest expense	(21,433)	(21,861)	(12,607)	(4,967)	(10,499)
Other income, net	2,457	1,792	601	160	3,151
Income before income taxes	330,593	354,338	354,438	354,525	709,208
Provision for income taxes	22	1,280	1,035	672	199,388
Net income	$330,571	$353,058	$353,403	$353,853	$509,820
Less: Predecessor net income prior to initial public offering on August 4, 2014	—	—	—	—	361,334
Net income subsequent to initial public offering	330,571	353,058	353,403	353,853	148,486
Less: Net income attributable to noncontrolling interest in OpCo	281,224	304,388	312,463	314,022	134,909
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering and limited partners' interest in net income	$49,347	$48,670	$40,940	$39,831	$13,577
Net income attributable to Westlake Chemical Partners LP subsequent to initial public offering per limited partner unit (basic and diluted)
Common units	$1.51	$1.72	$1.50	$1.47	$0.50
Subordinated units	$—	$1.43	$1.50	$1.47	$0.50
Balance Sheet Data (end of period):
Cash and cash equivalents	$19,744	$27,008	$88,900	$169,559	$133,750
Working capital (3)	198,370	191,149	194,388	167,593	164,661
Total assets	1,462,125	1,515,276	1,555,228	1,290,349	1,096,435
Total debt	477,608	473,960	594,629	384,006	227,638
Partners' equity	934,081	998,749	920,963	847,167	834,950
Distributions per unit (4)	$1.66	$1.48	$1.32	$1.18	$0.45
Other Operating Data:
Cash flow from:
Operating activities	$436,151	$537,357	$287,726	$452,542	$604,012
Investing activities	(51,812)	(203,229)	(299,481)	(231,185)	(202,956)
Financing activities	(391,603)	(396,020)	(68,904)	(185,548)	(267,306)
Depreciation and amortization	108,842	113,985	98,210	81,210	77,611
Capital expenditures	39,862	68,858	299,638	231,185	202,823
MLP distributable cash flow (5)	60,024	54,700	32,405	37,730	13,812
EBITDA (6)	$460,868	$490,184	$465,255	$440,702	$797,318

______________________________

(1)	Includes amounts for the pre-IPO period from January 1, 2014 through August 3, 2014 and post-IPO period from August 4, 2014 through December 31, 2014.

(2)
Our results of operations subsequent to the IPO are not comparable to the Predecessor's historical results of operations due to the differences in how we generate and record revenues, recognize expenses and account for income taxes.

(3)	Working capital equals current assets less current liabilities.

(4)
Distribution per unit for 2014 represents cash distributions per common unit for the initial period from August 4, 2014 to September 30, 2014 and for the quarter ended December 31, 2014. Distribution per unit for 2018, 2017, 2016 and 2015 represents cash distributions per common unit for the quarters ended March 31, June 30, September 30 and December 31.

(5)
We use MLP distributable cash flow (a non-GAAP financial measure) to analyze our performance. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." A non-GAAP financial measure is generally defined by the SEC as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We define distributable cash flow as net income plus depreciation, amortization, disposition of property, plant and equipment, and the mark-to-market adjustment loss on derivative contracts less contributions for turnaround reserves, and maintenance capital expenditures. We define MLP distributable cash flow as distributable cash flow attributable to periods subsequent to the date of our IPO less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo. MLP distributable cash flow does not reflect changes in working capital balances. MLP distributable cash flow is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships, our ability to incur and service debt and fund capital expenditures and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities. We believe that the presentation of MLP distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. MLP distributable cash flow should not be considered an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. MLP distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. It should be noted that other limited partnerships and companies calculate MLP distributable cash flows differently, and, therefore, MLP distributable cash flows as presented for us may not be comparable to MLP distributable cash flows reported by other partnerships and companies. The following table reconciles MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$436,151	$537,357	$287,726	$452,542	$604,012
Loss from disposition of fixed assets	(1,849)	(3,033)	(3,021)	(1,812)	(1,544)
Changes in operating assets and liabilities and other	(103,731)	(181,266)	68,698	(96,877)	(92,648)
Net Income	330,571	353,058	353,403	353,853	509,820
Add:
Depreciation, amortization and disposition of property, plant and equipment (1) (2)	110,691	117,128	98,210	81,210	31,831
Mark-to-market adjustment loss on derivative contracts	62	—	—	—	—
Less:
Contribution to turnaround reserves (1) (3)	(16,840)	(30,580)	(40,014)	(28,183)	(11,947)
Maintenance capital expenditures (1) (4)	(31,481)	(37,775)	(120,353)	(67,935)	(17,629)
Net income attributable to the Predecessor	—	—	—	—	(361,334)
Incentive distribution rights	(733)	(1,666)	(281)	—	—
Distributable cash flow attributable to noncontrolling interest in OpCo	(332,246)	(345,465)	(258,560)	(301,215)	(136,929)
MLP distributable cash flow	$60,024	$54,700	$32,405	$37,730	$13,812

______________________________

(1)	2014 balances include the amounts for the period from August 4, 2014 through December 31, 2014 only.

(2)
Higher depreciation, amortization and disposition of property, plant and equipment in 2018 and 2017, as compared to 2016, are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility upgrade and expansion project that was completed in July 2016 and the Calvert City Olefins facility upgrade and capacity expansion project that was completed in April 2017.

(3)	Lower contribution to turnaround reserves is primarily driven by the turnaround cycle.

(4)	Lower maintenance capital expenditures in 2018 and 2017, as compared to 2016, are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred in 2016.

(6)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose a non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical and future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measures. We have included EBITDA in this Form 10-K because, in addition to the MLP distributable cash flow measure as described above, our management considers EBITDA an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of partnerships and companies in our industry, some of which present EBITDA when reporting their results. We regularly evaluate our performance as compared to other partnerships and companies in our industry that have different financing and capital structures and/or tax rates by using EBITDA. EBITDA allows for meaningful performance comparisons by adjusting for factors such as interest expense, depreciation and amortization and taxes, which often vary from company to company. In addition, we utilize EBITDA in evaluating acquisition targets. Management also believes that EBITDA is a useful tool for measuring our ability to meet our future debt service, capital expenditures and working capital requirements, and EBITDA is commonly used by us and our investors to measure our ability to service indebtedness. EBITDA is not a substitute for the GAAP measures of earnings or of cash flow and is not necessarily a measure of our ability to fund our cash needs. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented in this Form 10-K may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of Predecessor's operations. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. The following table reconciles EBITDA to net income, income from operations and to cash flows from operating activities, the most directly comparable GAAP measures.

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$436,151	$537,357	$287,726	$452,542	$604,012
Loss from disposition of fixed assets	(1,849)	(3,033)	(3.021)	(1,812)	(1,544)
Changes in operating assets and liabilities and other	(103,731)	(181,266)	68,698	(96,877)	(92,648)
Net income	330,571	353,058	353,403	353,853	509,820
Less:
Other income, net	2,457	1,792	601	160	3,151
Interest expense	(21,433)	(21,861)	(12,607)	(4,967)	(10,499)
Provision for income taxes	(22)	(1,280)	(1,035)	(672)	(199,388)
Income from operations	349,569	374,407	366,444	359,332	716,556
Add:
Depreciation and amortization	108,842	113,985	98,210	81,210	77,611
Other income, net	2,457	1,792	601	160	3,151
EBITDA	$460,868	$490,184	$465,255	$440,702	$797,318

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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2018, all the third-party ethylene and associated co-products sales generated 16.4% of our total revenues.
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
Please refer to Note 2 to the consolidated financial statements included within this report for more information on the Ethylene Sales Agreement.
How We Source Feedstock
OpCo has entered into a 12-year feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. OpCo may purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
Please refer to Note 2 to the consolidated financial statements included within this report for more information on the Feedstock Supply Agreement.
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
MLP Distributable Cash Flow and EBITDA
We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment loss on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. MLP distributable cash flow should not be considered as an alternative to GAAP measures. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which was a necessary element of the operations of our predecessor. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under Item 6 "Selected Financial Data" above.
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
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement (the "ATM Agreement") with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (collectively, the "Managers"). Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell common units representing limited partner interests in the Partnership from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units for general partnership purposes, including the funding of potential drop-downs and other acquisitions.
On September 25, 2018, the OpCo Revolver was amended to extend the maturity date from August 4, 2019 to September 25, 2023 and to revise the applicable margin from 3% to 2%. See Note 8 "Long-Term Debt" to the consolidated financial statements included within this report.
On July 27, 2018, the Partnership's partnership agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights to Westlake. The amended partnership agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the percentage allocations per the amendment. For more information on the Partnership's amended distribution allocation percentages, see Note 9 "Distributions and Net Income Per Limited Partner Unit" to the consolidated financial statements included within this report.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$1,074,957	$973,081	$853,719
Net co-products, ethylene and feedstock sales—third parties	210,665	199,900	133,017
Total net sales	1,285,622	1,172,981	986,736
Gross profit	377,159	403,667	391,331
Selling, general and administrative expenses	27,590	29,260	24,887
Income from operations	349,569	374,407	366,444
Other income (expense)
Interest expense—Westlake	(21,433)	(21,861)	(12,607)
Other income, net	2,457	1,792	601
Income before income taxes	330,593	354,338	354,438
Provision for income taxes	22	1,280	1,035
Net income	$330,571	$353,058	$353,403
Less: Net income attributable to noncontrolling interest in OpCo	281,224	304,388	312,463
Net income attributable to Westlake Chemical Partners LP s and limited partners' interest in net income	$49,347	$48,670	$40,940
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.51	$1.72	$1.50
Subordinated units	$—	$1.43	$1.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	18,118,628	14,270,240	12,937,500
Common units—Westlake	14,122,230	7,831,307	1,436,115
Subordinated units—Westlake	—	6,290,923	12,686,115
MLP distributable cash flow (1)	$60,024	$54,700	$32,405
EBITDA (1)	$460,868	$490,184	$465,255

	Year Ended December 31,
	2018		2017
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	+6.0%	+3.6%	-1.6%	+20.5%

	Year Ended December 31,
	2018	2017	2016
Average industry prices (2)
Ethane (cents/lb)	11.0	8.3	6.6
Propane (cents/lb)	20.8	18.1	11.4
Ethylene (cents/lb) (3)	19.0	28.0	26.9

______________________________

(1)	See Item 6, Selected Financial Data, for discussions on non-GAAP financial measures.

(2)	Industry pricing data was obtained through IHS. We have not independently verified the data.

(3)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Summary
For the year ended December 31, 2018, net income was $330.6 million on net sales of $1,285.6 million. This represents a decrease in net income of $22.5 million compared to 2017 net income of $353.1 million on net sales of $1,173.0 million. Net income in 2018 was lower due to lower margins on third party ethylene sales resulting from lower ethylene sales prices and higher feedstock costs. This decrease was partially offset by higher ethylene sales volumes to Westlake, higher pipeline services fee income and lower state income tax expense as compared to 2017. Net income attributable to the Partnership in 2018 was $49.3 million as compared to $48.7 million in 2017, an increase of $0.6 million, which was primarily due to a 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017 and increased production at OpCo's facilities, partially offset by lower margins on third party sales volumes. Net sales for 2018 increased by $112.6 million as compared to 2017 mainly due to higher sales volumes to Westlake and third parties, higher ethylene sales prices to Westlake and higher pipeline services fee income, partially offset by lower third party ethylene sales prices. Income from operations was $349.6 million for 2018 as compared to $374.4 million for 2017. Income from operations decreased mainly as a result of lower third party ethylene sales margins, partially offset by higher ethylene sales to Westlake and higher pipeline services fee income, as compared to 2017.
2018 Compared with 2017
Net Sales. Net sales increased by $112.6 million, or 9.6%, to $1,285.6 million in 2018 from $1,173.0 million in 2017, primarily due to higher sales volumes to Westlake and third parties, higher ethylene sales prices to Westlake and higher pipeline services fee income, partially offset by lower third party ethylene sales prices. The overall increase in sales volumes for 2018 contributed to a 3.6% increase in net sales, as compared to 2017, which was mainly due to higher sales volumes to Westlake and third parties and higher pipeline services fees income. The average sales price contributed to an increase in net sales by 6.0% in 2018 compared to 2017, primarily as a result of higher sales prices to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower third party ethylene sales prices.
Gross Profit. Gross profit decreased to $377.2 million in 2018 from $403.7 million in 2017. The gross profit margin was 29.3% in 2018 as compared to 34.4% in 2017. The 2018 gross profit margin was lower mainly due to lower third party ethylene sales prices and higher feedstock costs, partially offset by overall higher sales volumes to Westlake and third parties as a result of higher overall production at OpCo's facilities and higher pipeline services fee income, as compared to 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.7 million, or 5.8%, to $27.6 million in 2018 from $29.3 million in 2017. The decrease was mainly attributable to lower service costs, partially offset by an increase in professional consulting fees in 2018, as compared to 2017.
Interest Expense. Interest expense decreased by $0.5 million to $21.4 million in 2018 from $21.9 million in 2017, largely due to a lower average debt balance in 2018, mostly offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR") in 2018. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver and full repayment of the August 2013 Promissory Notes during the third quarter of 2017.
Other Income. The increase in other income in 2018 as compared to 2017 was primarily due to the interest income related to the investment management agreement entered into in August 2017 between the Partnership, OpCo and Westlake that authorized Westlake to invest the Partnership's and OpCo’s excess cash with Westlake ("Investment Management Agreement").
Provision for Income Taxes. Provision for income taxes decreased to $0.02 million in 2018 as compared to $1.3 million in 2017. The decrease was mainly attributable to the revaluation of state deferred income tax liability as a result of a decrease in state tax apportionment.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $5.3 million to $60.0 million in 2018 from $54.7 million in 2017. The increase in MLP distributable cash flow as compared to 2017 was primarily due to the 5% increase in the Partnership's interest in OpCo, effective as of July 1, 2017, an increase in overall production at OpCo's facilities, lower maintenance capital expenditures and the elimination of the Partnership's distributions to Westlake as the holder of the Partnership's incentive distribution rights per the July 2018 amendment to the Partnership's target distribution tiers, partially offset by lower margins on third party sales.
EBITDA. EBITDA decreased by $29.3 million to $460.9 million in 2018 from $490.2 million in 2017. The decrease in EBITDA, as compared to 2017, was primarily due to lower third party ethylene sales prices, partially offset by higher sales volumes as a result of higher overall production at OpCo's facilities.

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
Cash Flows
Operating Activities
Operating activities provided cash of $436.2 million in 2018 compared to cash provided of $537.4 million in 2017. The $101.2 million decrease in cash flows from operating activities was mainly due to lower operating income and an increase in use of cash in working capital during 2018 as compared to 2017. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $4.3 million in 2018 as compared to $78.3 million of cash provided in 2017, resulting in an overall unfavorable change of $82.6 million. This change was primarily due to the unfavorable change in the Westlake accounts receivable balance in 2018 as compared to 2017. The unfavorable change was primarily due to the recovery of the Shortfall and a buyer deficiency fee in 2017 that were recognized in 2016 as accounts receivable from Westlake.
Operating activities provided cash of $537.4 million in 2017 compared to cash provided of $287.7 million in 2016. The $249.8 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital and lower turnaround related expenditures during 2017 as compared to 2016. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $78.3 million in 2017 as compared to $89.8 million of cash used in 2016, resulting in an overall favorable change of $168.1 million. This change was primarily due to a favorable change in the Westlake accounts receivable balance due to the collection of the 2016 Shortfall amount and a buyer deficiency fee in 2017, partially offset by unfavorable changes in third party accounts receivable and accrued liabilities.

Investing Activities
Net cash used for investing activities during 2018 was $51.8 million as compared to net cash used for investing activities of $203.2 million in 2017, mainly due to lower net cash invested with Westlake under the Investment Management Agreement and lower capital expenditures in 2018, as compared to 2017. During 2018, we invested $384.0 million with Westlake and maturities of such investments were $372.1 million. Capital expenditures were $39.9 million in 2018 compared to $68.9 million in 2017. Capital expenditures during 2018 were primarily related to planned and unplanned outages at our facilities while those in 2017 primarily reflected capital expenditures incurred for the Calvert City expansion project.
Net cash used for investing activities during 2017 was $203.2 million as compared to net cash used for investing activities of $299.5 million in 2016, mainly due to $136.2 million of net cash invested with Westlake under the Investment Management Agreement, partially offset by decreased capital expenditures during 2017 as compared to 2016. Capital expenditures were $68.9 million in 2017 compared to $299.6 million in 2016. Capital expenditures during 2017 were primarily incurred for the Calvert City expansion while 2016 primarily reflected capital expenditures for the Lake Charles Petro 1 facility upgrade and expansion project.
Financing Activities
Net cash used for financing activities during 2018 was $391.6 million as compared to net cash used for financing activities of $396.0 million in 2017. The cash outflows during 2018 were related to the distribution of $341.9 million to Westlake and of $53.4 million to other unitholders by the Partnership. The distributions in 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million.
Net cash used for financing activities during 2017 was $396.0 million as compared to net cash used for financing activities of $68.9 million during 2016. The cash outflows during 2017 were related to the distribution of $343.9 million to Westlake and of $42.1 million to other unitholders by the Partnership and the partial repayment of $254.2 million of borrowings under the OpCo Revolver and the full repayment of the August 2013 Promissory Notes of $31.7 million as compared to the distribution of $244.6 million to Westlake and of $34.9 million to other unitholders during 2016. The cash inflows during 2017 were related to borrowings under the OpCo Revolver of $47.1 million to fund capital expenditures, the borrowings of $118.2 million under the MLP Revolver and net proceeds from the common units offering of $110.7 million, as compared to borrowings under the OpCo Revolver of $212.2 million in 2016 primarily to fund capital expenditures and our working capital requirements.
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

Our cash is generated from cash distributions from OpCo. OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes. The indentures governing Westlake's senior notes prevent OpCo from making distributions to us if any default or event of default (as defined in the indentures) exists. Westlake's credit facility does not prevent OpCo from making distributions to us.
On September 29, 2017, we completed our secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to the Partnership from the sale of the units were $110.7 million, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3.1 million.
On August 1, 2017, the Partnership entered into an Investment Management Agreement with OpCo and Westlake that authorizes Westlake to invest the Partnership's and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, cash invested with Westlake earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
On January 25, 2019, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4328 per unit payable on February 20, 2019 to unitholders of record on February 5, 2019, which equates to approximately $14.0 million per quarter, or approximately $55.8 million per year in aggregate, based on the number of common units outstanding on December 31, 2018. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
OpCo completed its expansion project to increase the ethylene capacity at its Calvert City facility in 2017 and Lake Charles Petro 1 facility upgrade and ethylene capacity expansion project in 2016.Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins.
During the years ended December 31, 2018 and 2017, Westlake loaned OpCo $3.6 million and $165.3 million, respectively. The $3.6 million was used to fund working capital needs in 2018, while $47.1 million of the $165.3 million amount was used to fund expansion capital expenditures in 2017. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2018, our cash and cash equivalents totaled $19.7 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
On August 1, 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points, and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $149.0 million of cash invested under the Investment Management Agreement at December 31, 2018.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake ("OpCo Revolver") that may be used to fund growth projects and working capital needs. As of December 31, 2018, outstanding borrowings under the OpCo Revolver totaled $224.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. On September 25, 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and to revise the applicable margin from 3% to 2%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake ("MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature in 2021. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2018, the outstanding borrowings under the MLP Revolver totaled $253.5 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2018 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter

	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$477.6	$—	$253.5	$224.1	$—
Interest (2)	71.7	21.0	38.4	12.3	—
Operating leases (3)	2.3	0.8	1.2	0.3	—
Purchase obligations (4)	7.4	7.4	—	—	—
Total	$559.0	$29.2	$293.1	$236.7	$—

______________________________

(1)	Long-Term Debt. Long-term debt consists of the revolving credit facilities.

(2)	Interest Payments. Interest payments are based on interest rates in effect at December 31, 2018.

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
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, fair value estimates, goodwill impairment and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $108.8 million, $114.0 million and $98.2 million in 2018, 2017 and 2016, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $0.1 million, $9.6 million and $77.1 million in 2018, 2017 and 2016, respectively. Amortization in 2018, 2017 and 2016 of previously deferred turnaround costs was $20.1 million, $22.8 million and $20.8 million, respectively. As of December 31, 2018, deferred turnaround costs, net of accumulated amortization, totaled $56.5 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the audited consolidated financial statements included within this report.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2018, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data.

Goodwill impairment. Goodwill is evaluated for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. We perform our annual impairment assessment in October. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the quantitative assessment during 2018, and such assessment did not indicate impairment of the goodwill. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Item 1. Business—Environmental and in Note 16 to the consolidated financial statements included within this report.
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
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements included within this report for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use short-term derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in December 2018. Based on our open derivative positions as of December 31, 2018, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $2.1 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $5.0 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2018, we had variable rate debt of $477.6 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and accrues interest at a variable rate of LIBOR plus 200 basis points. The interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver, which was entered into in August 2015, expired in August 2018. The weighted average variable interest rate of our debt as of December 31, 2018 was 4.4%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.8 million, based on the December 31, 2018 debt balance.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2018 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2018 as stated in their report that appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2019

We have served as the Partnership’s auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$19,744	$27,008
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	148,956	136,510
Accounts receivable, net—Westlake Chemical Corporation ("Westlake")	57,280	43,884
Accounts receivable, net—third parties	16,404	18,083
Inventories	4,388	5,590
Prepaid expenses and other current assets	370	314
Total current assets	247,142	231,389
Property, plant and equipment, net	1,148,265	1,196,245
Goodwill	5,814	5,814
Deferred charges and other assets, net	60,904	81,828
Total assets	$1,462,125	$1,515,276
LIABILITIES
Current liabilities
Accounts payable—Westlake	$27,477	$14,027
Accounts payable—third parties	5,045	10,516
Accrued liabilities	16,250	15,697
Total current liabilities	48,772	40,240
Long-term debt payable to Westlake	477,608	473,960
Deferred income taxes	1,664	2,220
Other liabilities	—	107
Total liabilities	528,044	516,527
Commitments and contingencies (Note 16)
EQUITY
Common unitholders—public (18,125,141 and 18,112,500 units issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	409,608	411,228
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	48,774	50,265
General partner—Westlake	(242,572)	(241,958)
Accumulated other comprehensive income	—	279
Total Westlake Chemical Partners LP partners' capital	215,810	219,814
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	718,271	778,935
Total equity	934,081	998,749
Total liabilities and equity	$1,462,125	$1,515,276
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$1,074,957	$973,081	$853,719
Net co-products, ethylene and other sales—third parties	210,665	199,900	133,017
Total net sales	1,285,622	1,172,981	986,736
Cost of sales	908,463	769,314	595,405
Gross profit	377,159	403,667	391,331
Selling, general and administrative expenses	27,590	29,260	24,887
Income from operations	349,569	374,407	366,444
Other income (expense)
Interest expense—Westlake	(21,433)	(21,861)	(12,607)
Other income, net	2,457	1,792	601
Income before income taxes	330,593	354,338	354,438
Provision for income taxes	22	1,280	1,035
Net income	330,571	353,058	353,403
Less: Net income attributable to noncontrolling interest in OpCo	281,224	304,388	312,463
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$49,347	$48,670	$40,940
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.51	$1.72	$1.50
Subordinated units	$—	$1.43	$1.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	18,118,628	14,270,240	12,937,500
Common units—Westlake	14,122,230	7,831,307	1,436,115
Subordinated units—Westlake	—	6,290,923	12,686,115
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders - Public	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Accumulated Other Comprehensive Income	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2015	$294,565	$4,502	$39,786	$(242,572)	$280	$750,606	$847,167
Net income	19,440	2,157	19,062	281	—	312,463	353,403
Net effect of cash flow hedge	—	—	—	—	(80)	—	(80)
Quarterly distribution to unitholders	(16,638)	(1,846)	(16,314)	(139)	—	—	(34,937)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(244,590)	(244,590)
Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	23,743	9,934	13,327	1,666	—	304,388	353,058
Net effect of cash flow hedge	—	—	—	—	79	—	79
Proceeds from secondary public offering, net of finance and other offering costs	110,698	—	—	—	—	—	110,698
Subordinated unit conversion	—	42,352	(42,352)	—	—	—	—
Quarterly distribution to unitholders	(20,580)	(6,834)	(13,509)	(1,194)	—	—	(42,117)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(343,932)	(343,932)
Balances at December 31, 2017	$411,228	$50,265	$—	$(241,958)	$279	$778,935	$998,749
Net income	27,320	21,294	—	733	—	281,224	330,571
Net effect of cash flow hedge	—	—	—	—	(279)	—	(279)
Units issued for vested phantom units	291	—	—	—	—	—	291
Quarterly distribution to unitholders	(29,231)	(22,785)	—	(1,347)	—	—	(53,363)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(341,888)	(341,888)
Balances at December 31, 2018	$409,608	$48,774	$—	$(242,572)	$—	$718,271	$934,081
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016

	(in thousands of dollars)
Cash flows from operating activities
Net income	$330,571	$353,058	$353,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	108,842	113,985	98,210
Loss from disposition of property, plant and equipment	1,849	3,033	3,021
Other losses (gains), net	(347)	(1,040)	738
Changes in operating assets and liabilities
Accounts receivable—third parties	1,470	(6,146)	(552)
Net accounts receivable—Westlake	(442)	84,652	(90,742)
Inventories	1,202	(1,656)	(55)
Prepaid expenses and other current assets	(56)	(45)	(2)
Accounts payable	(4,476)	1,442	(2,175)
Accrued and other liabilities	(1,974)	(9)	3,791
Other, net	(488)	(9,917)	(77,911)
Net cash provided by operating activities	436,151	537,357	287,726
Cash flows from investing activities
Additions to property, plant and equipment	(39,862)	(68,858)	(299,638)
Maturities of investments with Westlake under the Investment Management Agreement	372,050	62,828	—
Investments with Westlake under the Investment Management Agreement	(384,000)	(199,000)	—
Other	—	1,801	157
Net cash used for investing activities	(51,812)	(203,229)	(299,481)
Cash flows from financing activities
Net proceeds from common equity offering	—	110,698	—
Proceeds from debt payable to Westlake	3,648	165,257	212,175
Repayment of debt payable to Westlake	—	(285,926)	(1,552)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(341,888)	(343,932)	(244,590)
Quarterly distributions to unitholders	(53,363)	(42,117)	(34,937)
Net cash used for financing activities	(391,603)	(396,020)	(68,904)
Net decrease in cash and cash equivalents	(7,264)	(61,892)	(80,659)
Cash and cash equivalents at beginning of the year	27,008	88,900	169,559
Cash and cash equivalents at end of the year	$19,744	$27,008	$88,900
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
OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which the Partnership generates a substantial majority of its revenue. For more information, see Note 2.
The Partnership sells ethylene production in excess of volumes sold to Westlake, as well as all of the co-products resulting from the ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen, directly to third parties on either a spot or contract basis. Co-products sold to third parties are transported by rail or truck. Net proceeds (after transportation and other costs) from the sales of ethylene co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby reducing the Partnership's exposure to fluctuations in the market prices of these co-products.
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $175, $435 and $5,961 for the years ended December 31, 2018, 2017 and 2016. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill and Intangible Assets
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test for the recorded goodwill was performed in October 2018 and did not indicate impairment of the goodwill. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2018, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.

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
The Partnership does not disclose the value of unsatisfied performance obligations because its contracts with customers (1) have an original expected duration of one year or less or (2) have only variable consideration which is allocated to wholly unsatisfied performance obligations that is calculated based on market prices at a specified date and is allocated to wholly unsatisfied performance obligations.
The Partnership generates a substantial majority of its revenue from sales to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement is intended to generate a long-term, fixed cash margin per pound. Partnership’s direct commodity price risk is limited to the sales to third parties. See the Partnership’s consolidated statement of operations for the disaggregation of net sales to Westlake and net sales to third parties.
Prior to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), on January 1, 2018, the revenue was recognized when persuasive evidence of an arrangement existed, products were delivered to the customer, the sales price was fixed or determinable, and collectability was reasonably assured. Title and risk of loss had passed to the customer upon delivery under executed customer purchase orders or contracts.
Transportation and Freight
Amounts billed to customers for freight and handling costs on outbound shipments are included in net sales in the consolidated statements of operations. Transportation and freight costs incurred by the Partnership on outbound shipments are included in cost of sales in the consolidated statements of operations.

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
Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be realized on a separate tax return basis.
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
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2018, 2017 and 2016 due to immateriality of the components of other comprehensive income.
Recent Accounting Pronouncements
Leases (ASU No. 2016-02)
In February 2016, the FASB issued an accounting standards update on a new lease standard that will supersede the existing lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that are classified as operating leases under current guidance on its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures related to leases. The standard requires adoption using a modified retrospective approach and allows for the election of certain transition practical expedients. The accounting standards update allows for certain transition expedients for leases that commenced prior to the adoption of the new standard. Under the optional transition expedients an entity is not required to reassess (1) whether any expired or existing lease contracts are or contain leases, (2) the classification of leases as operating or capital leases and (3) whether any initial direct costs qualify for capitalization under the new accounting standard. These expedients are required to be elected as a group. The accounting standards update also allows the use of hindsight to determine the lease term when considering lease renewal or termination options.

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
The accounting standard is effective for reporting periods beginning after December 15, 2018 and is not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
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
The Partnership adopted ASU No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018. The Partnership applied the modified retrospective transition method to all contracts that were not completed as of the adoption date. Periods prior to January 1, 2018 were not adjusted and are reported under the accounting standards that were in place during those periods. There was no cumulative effect to the Partnership’s consolidated January 1, 2018 balance sheet for the adoption of this accounting standard. There was no impact of ASC 606 adoption on the financial statements for the year ended December 31, 2018 as compared with the guidance that was in effect prior to January 1, 2018.
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
Intangibles - Goodwill and Other (ASU No. 2018-15)
In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Partnership adopted this accounting standard effective October 1, 2018, and the adoption did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flow.
2. Agreements with Westlake and Related Parties
Ethylene Sales Agreement
OpCo has entered into a 12-year ethylene sales agreement with Westlake (the "Ethylene Sales Agreement"). The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of OpCo's planned ethylene production per year (the "Minimum Commitment"), subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo's actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option").
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
Feedstock Supply Agreement
OpCo has entered into a feedstock supply agreement with Westlake, pursuant to which Westlake sells to OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement (the "Feedstock Supply Agreement"). The Feedstock Supply Agreement provides that OpCo may obtain feedstock from Westlake based on Westlake's total cost of purchasing and delivering the feedstock, including applicable transportation, storage and other costs. Title and risk of loss for all feedstock purchased by OpCo through the Feedstock Supply Agreement passes to OpCo upon delivery to one of three delivery points described in the Feedstock Supply Agreement.
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
Services and Secondment Agreement
OpCo has entered into a Services and Secondment Agreement with Westlake, pursuant to which OpCo provides Westlake with certain services required for the operation of Westlake's facilities; and Westlake provides OpCo with comprehensive operating services for OpCo's facilities, ranging from services relating to the maintenance and operations of the common facilities necessary for the operation of OpCo's units, to making available certain shared utilities such as electricity and natural gas that are necessary for the operation of OpCo's units. Westlake also seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under the control of OpCo while they work on OpCo's facilities.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Site Lease Agreements
OpCo has entered into two site lease agreements with Westlake pursuant to which Westlake leases to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins, respectively, and grants OpCo rights to access and use certain other portions of Westlake's ethylene production facilities that are necessary to operate OpCo's production facilities. OpCo owes Westlake one dollar per site per year. The site lease agreements each have a term of 50 years. Each of the site lease agreements may be renewed if agreed by the parties.
Omnibus Agreement
The Partnership has entered into an Omnibus Agreement with Westlake that addresses (1) Westlake's indemnification of the Partnership for certain matters, including environmental and tax matters, (2) the provision by Westlake of certain management and other general and administrative services to the Partnership and its general partner and (3) the Partnership's reimbursement to Westlake for such services. The Omnibus Agreement also addresses Westlake's right of first refusal on any proposed transfer of the ethylene production facilities that serve Westlake's other facilities and Westlake's right of first refusal on any proposed transfer of the Partnership's equity interests in OpCo.
Exchange Agreement
OpCo and Westlake are parties to an exchange agreement, which had an initial term through August 1, 2015 and is continuing year to year thereafter, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay an exchange fee of $0.006 per pound.
OpCo Partnership Agreement
The Partnership, OpCo GP and Westlake are parties to an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. The Partnership controls OpCo GP, as its sole member, subject to certain approval rights held by Westlake.
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $149.0 million of invested cash under the Investment Management Agreement at December 31, 2018.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2018	2017
Trade customers	$17,325	$18,794
Allowance for doubtful accounts	(921)	(711)
Accounts receivable, net—third parties	$16,404	$18,083
4. Inventories
Inventories consist of the following:

	December 31,
	2018	2017
Finished products	$3,876	$5,244
Feedstock, additives and chemicals	512	346
Inventories	$4,388	$5,590

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2018	2017
Building and improvements	$17,426	$17,174
Plant and equipment	1,804,684	1,773,070
Other	88,077	83,167
	1,910,187	1,873,411
Less: Accumulated depreciation	(795,167)	(716,299)
	1,115,020	1,157,112
Construction in progress	33,245	39,133
Property, plant and equipment, net	$1,148,265	$1,196,245
Depreciation expense on property, plant and equipment of $88,197, $91,154 and $77,444 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2018 and 2017. The impairment assessment for the recorded goodwill was performed in October 2018 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a ten-year forecast, from 2019 to 2028, to reflect the cyclicality of the Partnership's business. The forecast was based on prices and spreads projected by IHS Markit, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 8.5%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	Year Ended December 31,
	2018	2017
Turnaround costs, net	$56,533	$76,593
Interest rate contract	—	302
Other	4,371	4,933
Total deferred charges and other assets	$60,904	$81,828
Amortization expense on other assets of $20,645, $22,831 and $20,766 is included in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. Certain other assets are amortized over periods ranging from five to fifteen years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

8. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2018	2017
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$224,064	$220,416
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of April 29, 2021)	253,544	253,544
Long-term debt payable to Westlake	$477,608	$473,960
On August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (the "OpCo Revolver"). On September 25, 2018, the OpCo Revolver was amended to extend the maturity date from August 4, 2019 to September 25, 2023 and to revise the applicable margin from 3% to 2%.The OpCo Revolver accrues interest quarterly at a rate of LIBOR plus 2.0%, which may be paid-in-kind as an addition to the principal at OpCo's option.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with Westlake (the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. On August 1, 2017, the Partnership entered into an amendment to the MLP Revolver agreement, extending the maturity date from April 29, 2018 to April 29, 2021. On December 5, 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. In August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. The interest rate contract terminated in August 2018.
As of December 31, 2018, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 4.40% and 3.76% at December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Partnership had no scheduled maturities of long-term debt until 2021. The OpCo Revolver is scheduled to mature on September 25, 2023 and the MLP Revolver is scheduled to mature on April 29, 2021.
9. Distributions and Net Income Per Limited Partner Unit
On January 25, 2019, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2018 to December 31, 2018 of $0.4328 per common unit. This distribution was paid on February 20, 2019 to unitholders of record on February 5, 2019.
On July 27, 2018, the Partnership's agreement of limited partnership (the "Partnership Agreement") was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended Partnership Agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
The Partnership's distribution for the three months ended December 31, 2018 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
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

	Year Ended December 31
	2018	2017	2016
Net income attributable to the Partnership	$49,347	$48,670	$40,940
Less:
Limited partners' distribution declared on common units	53,516	34,909	19,016
Limited partners' distribution declared on subordinated units	—	9,133	16,784
Distributions declared with respect to the incentive distribution rights	733	1,666	281
(Distribution in excess of net income) net income in excess of distribution	$(4,902)	$2,962	$4,859
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
As discussed further in Note 10, the 12,686,115 subordinated units, all of which were owned by Westlake, were converted into common units effective August 30, 2017. For purposes of calculating net income per unit, the subordinated units were treated as if they had been converted to common units on July 1, 2017. Therefore, the subordinated units did not share in the distribution of cash generated from July 1, 2017 to December 31, 2017, and the Partnership did not allocate any earnings to the subordinated unitholders from July 1, 2017 to December 31, 2017 for the determination of net income per unit.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	December 31, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$53,516	$733	$54,249
Distribution in excess of net income	(4,902)	—	(4,902)
Net income	$48,614	$733	$49,347
Weighted average units outstanding:
Basic and diluted	32,240,858		32,240,858
Net income per limited partner unit:
Basic and diluted	$1.51

	December 31, 2017
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$34,909	$9,133	$1,666	$45,708
(Distribution in excess of net income) net income in excess of distribution	3,101	(139)	—	2,962
Net income	$38,010	$8,994	$1,666	$48,670
Weighted average units outstanding:
Basic and diluted	22,101,547	6,290,923		28,392,470
Net income per limited partner unit:
Basic and diluted	$1.72	$1.43

	December 31, 2016
	Limited Partners' Common Units	Limited Partners' Subordinated Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$19,016	$16,784	$281	$36,081
Net income in excess of distribution	2,581	2,278	—	4,859
Net income	$21,597	$19,062	$281	$40,940
Weighted average units outstanding:
Basic and diluted	14,373,615	12,686,115		27,059,730
Net income per limited partner unit:
Basic and diluted	$1.50	$1.50
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Distributions per common unit	$1.6134	$1.4405	$1.2900

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
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. No common units were issued under this program in 2018.
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
Sales to related parties were as follows:

	Year Ended December 31,
	2018	2017	2016
Net sales—Westlake	$1,074,957	$973,081	$853,719
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
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2018	2017	2016
Feedstock purchased from Westlake and included in cost of sales	$556,362	$425,255	$287,778
Other charges from Westlake and included in cost of sales	114,364	96,813	85,872
Total	$670,726	$522,068	$373,650

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2018	2017	2016
Services received from Westlake and included in selling, general and administrative expenses	$24,618	$27,262	$21,971
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2018	2017	2016
Goods and services purchased from Westlake and capitalized as assets	$2,519	$3,491	$17,874
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $496 and $340 was included in the receivable under the Investment Management Agreement balance at December 31, 2018 and 2017, respectively. The interest earned related to the Investment Management Agreement was $2,646 and $340 for the years ended December 31, 2018 and 2017, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2018	2017
Receivable under the Investment Management Agreement	$148,956	$136,510
Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake, any shortfall recoverable from Westlake and any buyer deficiency fees, in each case under the Ethylene Sales Agreement. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the year, OpCo is entitled to recover the shortfall in the subsequent year. The shortfall is recognized in the period when such production activities occur.
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement. The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2018	2017
Accounts receivable—Westlake	$57,280	$43,884

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Accounts Payable
The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2018	2017
Accounts payable—Westlake	$27,477	$14,027
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances. Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2018, 2017 and 2016 was $21,433, $21,861 and $12,607, respectively, and is reflected as a component of other income (expense) in the consolidated and statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $175 and $435 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, accrued interest on related party debt was $5,448 and $4,590, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2018	2017
Long-term debt payable to Westlake	$477,608	$473,960
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2018, 2017 and 2016, Westlake accounted for approximately 83.6%, 83.0% and 86.5%, respectively, of the Partnership's net sales.
General
In August 2015, the Partnership entered into an interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver balance. The interest rate contract expired in August 2018.
During the years ended December 31, 2018, 2017 and 2016, the Partnership reimbursed $418, $415 and $245, respectively, to Westlake for certain state tax payments.
OpCo has entered into two site lease agreements with Westlake, and each has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

12. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2018, 2017 and 2016. These phantom units vest on either the first or third anniversary of the grant date. There were no forfeitures under the Plan during 2018, 2017 and 2016. During 2016, the vesting of 5,543 phantom units was accelerated in connection with the retirement of one of our non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2018 was $488.
Non-vested phantom unit awards as of December 31, 2018 and 2017 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2016	21,320	$22.77
Granted	10,146	23.75
Vested	(2,202)	23.42
Non-vested balance at December 31, 2017	29,264	23.09
Granted	9,777	26.00
Vested	(19,364)	25.20
Non-vested balance at December 31, 2018	19,677	23.78
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2018 were 1,250,323. The total compensation cost recognized during the years ended December 31, 2018, 2017 and 2016 was $363, $289 and $194, respectively, and is included in selling, general and administrative expenses and classified as a liability in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2018 was $200 and the weighted average remaining term of the units at December 31, 2018 was 0.66 years.
13. Fair Value Measurements
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2018 and December 31, 2017 are summarized in the table below. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$224,064	$221,002	$220,416	$228,180
MLP Revolver	253,544	249,747	253,544	258,234
14. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State and local	578	796	691
	578	796	691
Deferred
Federal	—	—	—
State and local	(556)	484	344
	(556)	484	344
Total provision	$22	$1,280	$1,035
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for federal income tax, at statutory rate	$69,425	$124,018	$124,054
State income tax provision, net of federal income tax effect	22	1,280	1,035
Partnership income not subject to entity-level federal income tax	(69,425)	(124,018)	(124,054)
Total provision	$22	$1,280	$1,035

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2018	2017
Property, plant and equipment	$(1,555)	$(2,004)
Turnaround costs	(109)	(216)
Total deferred tax liabilities	$(1,664)	$(2,220)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,664)	$(2,220)
Total deferred tax liabilities	$(1,664)	$(2,220)
15. Supplemental Information
Accrued Liabilities
Accrued liabilities were $16,250 and $15,697 at December 31, 2018 and 2017, respectively. Accruals related to accrued interest, capital expenditures, and maintenance expenses, which are components of accrued liabilities were $5,448, $2,818 and $2,688 at December 31, 2018, respectively, and were $4,590, $3,197 and $3,698 at December 31, 2017, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
The change in capital expenditure accrual reducing additions to property, plant and equipment was $1,823 for the year ended December 31, 2018. The change in capital expenditure accrual increasing additions to property, plant and equipment was $867 and $18,113, for the years ended December 31, 2017 and 2016, respectively.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $20,551, $23,063 and $9,901 for the years ended December 31, 2018, 2017 and 2016, respectively. Income tax paid by the Partnership was $711, $716 and $633 for the years ended December 31, 2018, 2017 and 2016, respectively, of which $293, $301 and $388 was paid directly to the tax authorities for the years ended December 31, 2018, 2017 and 2016, and $418, $415 and $245 was paid to Westlake as reimbursements for the years ended December 31, 2018, 2017 and 2016.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Other Commitments
The Partnership is obligated under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Several of the leases provide for renewal terms. At December 31, 2018, future minimum lease commitments were as follows:

2019	$751
2020	684
2021	563
2022	264
2023	—
Thereafter	—
$2,262
Rental expense was approximately $2,261, $2,410 and $2,542 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Partnership has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business.
17. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$284,272	$301,975	$363,650	$335,725
Gross profit	92,505	97,118	93,907	93,629
Income from operations	85,372	89,743	87,998	86,456
Net income	80,714	84,476	83,799	81,582
Net income attributable to Westlake Chemical Partners LP	12,295	12,757	12,412	11,883
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.36	$0.40	$0.38	$0.37
Common units outstanding	32,237,266	32,237,266	32,242,210	32,247,371

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$277,448	$290,113	$296,775	$308,645
Gross profit	97,961	99,571	95,403	110,732
Income from operations	90,133	92,685	88,598	102,991
Net income	86,028	86,470	82,245	98,315
Net income attributable to Westlake Chemical Partners LP	9,764	9,975	13,385	15,546
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.35	$0.36	$0.47	$0.46
Basic and diluted earnings per subordinated unitholder	$0.35	$0.36	$—	$—
Common units outstanding	14,373,615	14,373,615	32,234,730	32,234,730
Subordinated units outstanding	12,686,115	12,686,115	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 43 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2018, as stated in their report that appears on page 44 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We are managed and operated by the board of directors and executive officers of our general partner, Westlake Chemical Partners GP LLC, a wholly-owned subsidiary of Westlake. As a result of owning our general partner, Westlake has the right to appoint all members of the board of directors, including at least three directors meeting the independence standards established by the Exchange Act and the NYSE. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owner, Westlake.
Our general partner has seven directors, three of whom are independent as defined under the standards established by the NYSE and the Exchange Act. The NYSE does not require a listed, publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2018, we paid approximately $164 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of December 31, 2018. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and all of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of December 31, 2018)	Position With Our General Partner
Albert Chao	69	President, Chief Executive Officer and Director
James Chao	71	Chairman of the Board of Directors
M. Steven Bender	62	Senior Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	48	Vice President, General Counsel, Secretary and Director
George Mangieri	68	Vice President and Chief Accounting Officer
Lawrence Teel	60	Senior Vice President, Olefins
Max L. Lukens	70	Director
David Lumpkins	64	Director
Angela Minas	54	Director
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
James Chao. Mr. Chao has been a director since our general partner's formation in March 2014 and Chairman of the Board since July 2014 and a director of OpCo's general partner since January 2016. Mr. Chao has also been Westlake's Chairman of the Board since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as Westlake's Vice Chairman. Mr. Chao has over 45 years of global experience in the chemical industry. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother, Albert Chao, assisted their father, T.T. Chao, in founding Westlake. Mr. Chao is on the board of Baylor College of Medicine. Mr. Chao received his B.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.
M. Steven Bender. Mr. Bender has been our general partner's Senior Vice President, Chief Financial Officer and a director since our general partner's formation in March 2014 and served as our general partner's Treasurer from April 2015 to February 2019. Mr. Bender has also been Westlake's Senior Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as Westlake's Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as Westlake's Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as Westlake's Vice President, Chief Financial Officer and Treasurer and, from June 2005 to February 2007, he was its Vice President and Treasurer. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
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
David Lumpkins. Mr. Lumpkins has been a director of our general partner since January 2015, is the chairman of the conflicts committee, and serves on the audit committee. He is the Chairman and co-founder of PetroLogistics II LLC, a petrochemical development company. He was the co-founder and Executive Chairman of PetroLogistics LP, a NYSE listed company, which was acquired by Flint Hills Resources, LLC in July 2014. Mr. Lumpkins was also previously the co-founder and Chairman of PL Midstream LLC, a pipeline transportation and storage company based in Louisiana, which was sold to Boardwalk Pipeline Partners, LP in August 2012. Prior to the formation of these companies, Mr. Lumpkins worked in the investment banking industry for 17 years, principally for Morgan Stanley and Credit Suisse. In 1995, Mr. Lumpkins opened Morgan Stanley's Houston office and served as head of the firm's southwest region. He is a graduate of the University of Texas where he also received his MBA. Mr. Lumpkins also serves as a director of the general partner of Crestwood Equity Partners LP.
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. Ms. Minas also currently serves on the board of directors and as the chair of the audit committee of the general partner of CNX Midstream Partners LP and on the board of directors of Weatherford International plc. From December 2013 to March 2018, she served on the board of directors of the general partner of Ciner Resources LP. From March 2013 to August 2014, she was Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. Ms. Minas currently serves as a member of the Council of Overseers of the Rice University Graduate Business School and is an NACD (National Association of Corporate Directors) Leadership Fellow.

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
Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in the Partnership Agreement. Mr. Lumpkins and Ms. Minas serve on the conflicts committee. Mr. Lumpkins is the current chairman of the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors held eleven meetings, our general partner's audit committee held seven meetings and our general partner's conflicts committee held one meeting. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2018 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of all Forms 3, 4 and 5, including any amendments, filed with the SEC in 2018, all required report filings by the directors and executive officers and greater than 10% affiliated beneficial owners were timely made.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2018, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steve Bender devoted approximately 12.5% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2018.
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
Named Executive Officers
For 2018, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Bender. The compensation allocated to us in 2018 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2018.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2018, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2018, Westlake paid Willis Towers Watson approximately $137,000 for executive compensation advisory services and approximately $2.9 million for other services (primarily related to the administration of Westlake's legacy defined benefit retirement plans and due diligence in connection with Westlake's acquisition of NAKANTM). The decision to engage Willis Towers Watson for the non-executive-compensation services was made by Westlake management and approved by the Westlake Compensation Committee. In February 2019, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2018 raised any conflict of interest and concluded that no conflict of interest exists.
The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2018:

Air Products and Chemicals, Inc.	Huntsman Corporation
Axalta Coating Systems Ltd.	The Mosaic Company
Celanese Corporation	Olin Corporation
CF Industries Holdings, Inc.	PPG Industries, Inc.
The Chemours Company	RPM International Inc.
Eastman Chemical Company	The Sherwin-Williams Company
Ecolab Inc.	Trinseo S.A.
As a result of changes in the Peer Group and in order to take into account the size and complexity of Westlake's organization, the Peer Group was adjusted in November 2018 by adding PPG Industries, Inc. (which has annual revenue within the Westlake Compensation Committee's target range); removing Ashland Global Holdings Inc., FMC Corporation, Platform Specialty Products Corporation and PolyOne Corporation (as each such company's annual revenue fell below the Westlake Compensation Committee's target range); and removing Praxair Inc. (due to its merger with Linde plc in 2018).
The Westlake Compensation Committee may add or replace companies in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies in the Peer Group to help ensure that companies more comparable in size and business profile to Westlake are included.

In addition to referring to the Peer Group, Willis Towers Watson utilizes survey data from its proprietary general industry and chemical industry databases, including, but not limited to, the Willis Towers Watson CDB Executive Survey as well as the Korn Ferry Hay Group Chemicals Industry survey and other relevant market information, that compare the compensation of executives at numerous companies in similar positions as the Westlake NEOs (the "Market Survey"). The Market Survey is used in conjunction with the Peer Group data (collectively, the "Reference Points") to help validate the market findings and more specifically establish market compensation rates for positions for which there are limited Peer Group data and/or for positions that are not industry-specific and for which Westlake would need to recruit on a broader basis (for instance, Chief Financial Officer). Finally, in establishing the target executive compensation, the Westlake Compensation Committee takes a total compensation view to include base pay, cash bonuses and long-term incentive and equity awards, so that as long as the composite total compensation of a Westlake NEO is competitive with the Reference Points, individual components may fall below or above the median of the Reference Points. In conducting its surveys for the Reference Points, Willis Towers Watson reports directly to the Westlake Compensation Committee on each component and on a composite total compensation basis.
The Westlake Compensation Committee meets annually in February to address the compensation of the Westlake NEOs and other Westlake Executives. During this meeting, the Westlake Compensation Committee reviews the achievement of Westlake's goals and objectives, including Westlake's performance relative to its competitors within the commodity chemical industry, including those direct competitors within the Peer Group, and the Westlake Compensation Committee reviews the Reference Points as well as other relevant factors established by the Westlake Compensation Committee for the Westlake PEO and the factors established by the Westlake PEO in setting and approving the other Westlake NEOs' compensation. During this deliberation, the Westlake PEO is excused from the meeting to allow the other members of the Westlake Compensation Committee to deliberate independently regarding the Westlake PEO's compensation. During this annual review meeting, the Westlake PEO also presents his recommendations to the Westlake Compensation Committee regarding the compensation to be provided to the other Westlake NEOs and other Westlake Executives. The Westlake PEO and the Westlake Compensation Committee, after considering data from the Reference Points and other relevant factors, set the compensation for these Westlake Executives.
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

•	aligning management interests with the interests of the Westlake stockholders; and

•	balancing short-term objectives with long-term strategic initiatives and thinking through the design of both short-term and long-term pay programs.
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

Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2018, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee to:

•	ensure internal equity;

•	recognize individual performance and contributions; or

•	recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2018, see the proxy statement that is expected to be filed by Westlake in connection with its 2019 annual meeting of stockholders. In February 2019, the Westlake Compensation Committee set the base salaries for the Westlake NEOs as follows: $1,144,000 for Mr. Albert Chao and $628,000 for Mr. Bender. The salaries of Mr. Albert Chao and Mr. Bender were increased from $1,100,000 and $600,000, respectively, after consideration of the Reference Points.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
Max L. Lukens
David Lumpkins
Angela Minas
M. Steven Bender
L. Benjamin Ederington

Executive Compensation
The following table provides information regarding the compensation awarded to or earned during 2018 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Chao President and Chief Executive Officer	2018	$1,100,000	10.0%	$110,000
	2017	1,034,000	10.0%	103,400
	2016	985,000	10.0%	98,500
M. Steven Bender Senior Vice President Chief Financial Officer and Treasurer	2018	600,000	12.5%	75,000
	2017	550,000	12.5%	68,750
	2016	525,000	12.5%	65,625
______________________________

(1)	See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.

(2)	See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.

(3)
Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2018 through December 31, 2018, from January 1, 2017 through December 31, 2017 and from January 1, 2016 through December 31, 2016.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Minas and Messrs. Lukens and Lumpkins) receive compensation from our general partner for their service. In 2018, each of the non-employee directors received an annual retainer valued at approximately $155,000, of which $70,000 was paid in the form of a cash retainer and the remaining $85,000 was paid in the form of a grant of phantom unit awards under the LTIP. The phantom unit awards vest on the first anniversary of their grant date. The audit committee chairman received an additional cash retainer of $15,000 and each member of the conflicts committee received an additional cash retainer of $15,000 in recognition of the activities undertaken by the conflicts committee.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.
The following table sets forth a summary of the compensation paid to non-employee directors in 2018:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
Max L. Lukens	$85,000	$85,000	$14,604	$184,604
David Lumpkins	85,000	85,000	14,604	184,604
Angela Minas	85,000	85,000	10,948	180,948
______________________________

(1)
The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2018, Messrs. Lukens and Lumpkins and Ms. Minas held 6,491, 6,491 and 6,695 phantom units, respectively.

(2)	The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2018, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2018, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2018, the applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2017 through December 31, 2017 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost of living adjustments for purposes of this determination. After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2018 for our named executive officers as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$110,000
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$141,414
Ratio of (A) to (B)	0.78

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 1, 2019, the beneficial ownership of our outstanding common units and subordinated units held by:

•	our general partner;

•	Westlake;

•	each director and named executive officer of our general partner; and

•	all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 1, 2019, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Westlake Chemical Corporation	14,122,230		43.8%
Westlake Chemical Partners GP LLC	0		0
Albert Chao	123,710	(1)	*
James Chao	55,000		*
M. Steven Bender	12,000		*
L. Benjamin Ederington	10,000		*
Max L. Lukens	125,000		*
David Lumpkins	22,259		*
Angela Minas	13,382		*
All directors and executive officers as a group (9 persons)	374,151		1.16%

______________________________
* Less than 1% of the outstanding common units.
(1) The amount includes 27,275 common units held in three family trusts for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.
The following table sets forth, as of February 1, 2019, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake Chemical (1)
Directors and Named Executive Officers of Our General Partner	Direct	Other		Percent of Class
Albert Chao	860,208	92,010,554	(2)	72.3%
James Chao	215,396	92,010,554	(2)	71.8%
M. Steven Bender	85,754	0		*
L. Benjamin Ederington	40,018	0		*
Max L. Lukens	6,607	0		*
David Lumpkins	0	0		0
Angela Minas	0	0		0
All directors and executive officers as a group (9 persons)	1,231,343	92,010,554		72.6%

______________________________

*	Less than 1% of the outstanding shares of common stock.

(1)	None of the shares beneficially owned by the directors or officers are pledged as security.

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Oppenheimer Funds, Inc. 225 Liberty Street New York, NY 10281	6,047,866 (1)	18.75%
Janus Henderson Group plc 201 Bishopsgate EC2M 3AE United Kingdom	1,757,713 (2)	5.45%
____________________________

(1)	Based on an Amendment No. 5 to a Schedule 13G filed on January 10, 2019. According to the filing, Oppenheimer Funds, Inc. had shared voting and shared dispositive power over 6,047,866 common units.

(2)
Based on a Schedule 13G filed on February 12, 2019. According to the filing, Janus Henderson Group plc. had shared voting and shared dispositive power over 1,757,713 common units and one of its managed portfolios, Janus Henderson Small Cap Value Fund (“Janus Small Cap”), had shared voting and shared dispositive power over 1,701,778 of those common units. According to the filing, another affiliate, Perkins Investment Management LLC (“Perkins”), may be deemed to be the beneficial owner of 1,757,713 common units as a result of its role as investment advisor to the managed portfolios of Janus Henderson Group plc. However, according to the filing, Perkins does not have the right to receive any dividends from, or the proceeds from the sale of, any common units held by such managed portfolios and disclaims any ownership associated with the same

Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	19,677	$0	1,250,323
Equity compensation plan not approved by security holders	0	N/A	0
Total	19,677	$—	1,250,323

______________________________

(1)
Adopted by our general partner’s board of directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.

For more information about the plan, please see Note 12 to our consolidated financial statements included in this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Westlake owns (1) 14,122,230 common units, representing an aggregate approximate 43.8% limited partner interest in us; (2) a 100% interest in our general partner; and (3) our incentive distribution rights. On July 27, 2018, the minimum quarterly distribution thresholds for our incentive distribution rights were revised. For more information about the revision, please see Note 9 to our consolidated financial statements included in this report. Transactions with Westlake and its affiliated entities are considered to be related party transactions because Westlake and its affiliates own more than 5% of our equity interests; in addition, certain of Westlake's directors and executive officers serve as directors and executive officers of both Westlake and our general partner.
Whenever a conflict arises between our general partner or its owners, on the one hand, and us or our limited partners, on the other hand, the resolution, course of action or transaction in respect of such conflict of interest shall be conclusively deemed approved by us and all our limited partners and shall not constitute a breach of the Partnership Agreement, of any agreement contemplated thereby or of any duty, if the resolution, course of action or transaction in respect of such conflict of interest is:

•	approved by the conflicts committee of our general partner; or

•	approved by the holders of a majority of our outstanding common units, excluding any such units owned by our general partner or any of its affiliates.
Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith. Unless the resolution of a conflict is specifically provided for in the Partnership Agreement, the board of directors or its conflicts committee, as applicable, may consider any factors it determines in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under the Partnership Agreement, all determinations, other actions or failures to act by our general partner, the board of directors or any committee thereof (including the conflicts committee) will be presumed to be "in good faith," and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such determination was not in good faith.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors in accordance with the provisions of the Partnership Agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under the Partnership Agreement.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common units. During 2018, we made a $1.613 per unit distribution to all of our unitholders and a distribution of $1.3 million to the IDR Holders, resulting in Westlake receiving approximately $24.1 million.

Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2018, we paid approximately $164 million for such expenses.
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
Agreements with Westlake
Except as otherwise indicated, the agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 2 to our consolidated financial statements.
The information required by Item 407(a) of Regulation S-K is included in "Item 10. Directors, Executive Officers and Corporate Governance."
In addition to the agreements described below, we also entered into the MLP Revolver in 2015, which was amended in August 2017 and December 2017, and OpCo entered into the OpCo Revolver and assumed various promissory notes at the closing of the IPO. The OpCo Revolver was amended in September 2018 to extend the maturity date from August 4, 2019 to September 25, 2023, and revise the applicable margin from 3% to 2%. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness."
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Under specified circumstances, cost underrecoveries may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to a deficiency in takes are rebated to Westlake.
Certain of the pricing components that make up the price for ethylene sold under the Ethylene Sales Agreement are modified to reflect the portion of OpCo's production capacity that is used to process Westlake's purge gas instead of producing ethylene. Costs specific to the processing of Westlake's purge gas are recovered under the Services and Secondment Agreement, and not the Ethylene Sales Agreement.
On November 1, 2018, OpCo and Westlake entered into an amendment to the Ethylene Sales Agreement that provides OpCo with the option to curtail up to 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
Feedstock Supply Agreement
OpCo and Westlake are parties to the Feedstock Supply Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. Under the Feedstock Supply Agreement, Westlake agrees to sell OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement. The price at which ethane and feedstock is sold includes an indexed price for spot gas liquids at Mont Belvieu and applicable transportation, storage and other costs.

Services and Secondment Agreement
OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which OpCo provides Westlake with various utilities and utility services and in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement.
Site Lease Agreements
OpCo and Westlake are parties to two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access rights related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, the lessor has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its ethylene production facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to the lessor's property or operations; provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to the lessor.
Omnibus Agreement
We, OpCo and Westlake are parties to the Omnibus Agreement, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the ethylene production facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.
OpCo Partnership Agreement
We, OpCo GP and Westlake are parties to an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. We control OpCo GP, as its sole member, subject to certain approval rights held by Westlake. The OpCo LP Agreement was amended in December 2017 in connection with the new partnership tax audit rules.
Exchange Agreement
OpCo and Westlake are parties to an exchange agreement, which had an initial term through August 1, 2015 and is continuing year to year thereafter, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay Westlake an exchange fee of $0.006 per pound.
Investment Management Agreement
We, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest our and OpCo’s excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, we earn a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of us or OpCo.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2018 and 2017 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2018 and December 31, 2017:

	For the year ended December 31,
	2018	2017
Audit fees (1)	$910,000	$825,000
Tax fees (2)	235,495	245,590
Total	$1,145,495	$1,070,590

______________________________

(1)
Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls, quarterly review of our consolidated financial statements, reviews of documents filed with the SEC, registration statements and comfort letters.

(2)
Represents tax services with respect to the preparation of the Partnership's 2017 K-1 statements in 2018, and the preparation of the Partnership’s 2016 K-1 statements in 2017 and compliance services in 2018 and 2017.

Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2018.

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

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP dated as of December 1, 2017 (File No. 01-36567) (incorporated by reference to Exhibit 3.4 to Westlake Chemical Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on July 30, 2018 (File No. 01-36567)).

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
4.8
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.9
Ninth Supplemental Indenture (including the form of the Notes), dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.10
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.11
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

4.12
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

Exhibit No.	Description
10.11†
Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.11 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 01-36567) filed on March 7, 2017).

10.12†
Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.12 to Westlake Chemical Partners LP’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

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

10.16
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners LP and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

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

10.19
Exchange Agreement, effective as of August 1, 2014, by and between WPT LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.20 to Westlake Chemical Partners LP’s Annual Report on Form 10-K for the year ended December 30, 2016 (File No. 01-36567) filed on March 7, 2017).

10.20
Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP, and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, (File No. 01-36567) filed on November 7, 2017).

10.21
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 01-36567) filed on August 3, 2017).

10.22*
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017 (incorporated by reference to Exhibit 10.24 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

10.23
Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.12 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

10.24
Equity Distribution Agreement, dated October 4, 2018, by and among Westlake Chemical Partners LP, Westlake Chemical Partners GP LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Westlake Partners’ Current Report on Form 8-K filed on October 5, 2018, File No. 001-36567).

10.25
First Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 01-36567) filed on November 6, 2018).

10.26
Second Amendment to Ethylene Sales Agreement (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 01-36567) filed on November 6, 2018).

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description
31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________________

*	Filed herewith.

**	Furnished herewith.

***
The Unsecured Promissory Notes between Westlake Development Corporation and each of Westlake Vinyls, Inc. and Westlake Petrochemicals LLC are not filed because they are identical to Exhibit 10.14 except for the identity of the borrower.

†	Management contract or compensatory plan or arrangement.

††
Confidential status has been granted for certain portions thereof pursuant to the Order Granting Confidential Treatment Under the Securities Act of 1933 issued by the Division of Corporation Finance of the Securities and Exchange Commission filed on August 1, 2014.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 1, 2019	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2019
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019
George J. Mangieri

/S/ L. BENJAMIN EDERINGTON	Vice President, General Counsel, Secretary and Director	March 1, 2019
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 1, 2019
James Chao

/S/ MAX L. LUKENS	Director	March 1, 2019
Max L. Lukens

/S/ DAVID LUMPKINS	Director	March 1, 2019
David Lumpkins

/S/ ANGELA MINAS	Director	March 1, 2019
Angela Minas