Form 10-Q
period 2019-03-31
Westlake Chemical Partners LP
filed 2019-05-02
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partnership interests	WLKP	The New York Stock Exchange
The registrant had 35,188,189 common units outstanding as of April 25, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$84,615	$19,744
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	276,501	148,956
Accounts receivable, net—Westlake	47,626	57,280
Accounts receivable, net—third parties	15,495	16,404
Inventories	4,171	4,388
Prepaid expenses and other current assets	251	370
Total current assets	428,659	247,142
Property, plant and equipment, net	1,138,434	1,148,265
Goodwill	5,814	5,814
Deferred charges and other assets, net	58,366	60,904
Total assets	$1,631,273	$1,462,125
LIABILITIES
Current liabilities
Accounts payable—Westlake	$19,344	$27,477
Accounts payable—third parties	7,481	5,045
Accrued and other liabilities	20,433	16,250
Total current liabilities	47,258	48,772
Long-term debt payable to Westlake	601,119	477,608
Deferred income taxes	1,677	1,664
Operating lease liabilities	1,272	—
Total liabilities	651,326	528,044
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,065,959 and 18,125,141 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	473,119	409,608
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	49,195	48,774
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	279,742	215,810
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	700,205	718,271
Total equity	979,947	934,081
Total liabilities and equity	$1,631,273	$1,462,125
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$257,040	$235,031
Net co-product, ethylene and other sales—third parties	42,046	49,241
Total net sales	299,086	284,272
Cost of sales	208,432	191,767
Gross profit	90,654	92,505
Selling, general and administrative expenses	6,973	7,133
Income from operations	83,681	85,372
Other income (expense)
Interest expense—Westlake	(5,900)	(4,866)
Other income, net	815	491
Income before income taxes	78,596	80,997
Income tax provision	200	283
Net income	78,396	80,714
Less: Net income attributable to noncontrolling interest in OpCo	63,441	68,419
Net income attributable to Westlake Chemical Partners LP	$14,955	$12,295
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.46	$0.36
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	18,223,168	18,115,036
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2017	$411,228	$50,265	$(241,958)	$279	$778,935	$998,749
Net income	6,498	5,064	733	—	68,419	80,714
Net effect of cash flow hedge	—	—	—	19	—	19
Units issued for vested phantom units	60	—	—	—	—	60
Quarterly distributions to unitholders	(7,000)	(5,457)	(614)	—	—	(13,071)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(91,148)	(91,148)
Balances at March 31, 2018	$410,786	$49,872	$(241,839)	$298	$756,206	$975,323

Balances at December 31, 2018	$409,608	$48,774	$(242,572)	$—	$718,271	$934,081
Net income	8,422	6,533	—	—	63,441	78,396
Proceeds from private placement of common units	62,934	—	—	—	—	62,934
Quarterly distributions to unitholders	(7,845)	(6,112)	—	—	—	(13,957)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(81,507)	(81,507)
Balances at March 31, 2019	$473,119	$49,195	$(242,572)	$—	$700,205	$979,947
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in thousands of dollars)
Cash flows from operating activities
Net income	$78,396	$80,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,844	27,698
Loss from disposition of property, plant and equipment	458	567
Other losses (gains), net	(180)	357
Changes in operating assets and liabilities
Accounts receivable—third parties	1,102	(1,239)
Net accounts receivable—Westlake	1,479	737
Inventories	(587)	419
Prepaid expenses and other current assets	119	153
Accounts payable	2,497	(2,835)
Accrued and other liabilities	3,472	(487)
Other, net	(101)	138
Net cash provided by operating activities	113,499	106,222
Cash flows from investing activities
Additions to property, plant and equipment	(12,144)	(9,679)
Maturities of investments with Westlake under the Investment Management Agreement	80,000	112,000
Investments with Westlake under the Investment Management Agreement	(207,512)	(110,000)
Other	46	—
Net cash used for investing activities	(139,610)	(7,679)
Cash flows from financing activities
Proceeds from private placement of common units	62,934	—
Proceeds from debt payable to Westlake	123,512	3,648
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(81,507)	(91,148)
Quarterly distributions to unitholders	(13,957)	(13,071)
Net cash provided by (used for) financing activities	90,982	(100,571)
Net increase (decrease) in cash and cash equivalents	64,871	(2,028)
Cash and cash equivalents at beginning of period	19,744	27,008
Cash and cash equivalents at end of period	$84,615	$24,980
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed its initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. On September 29, 2017, the Partnership completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit. On March 29, 2019, the Partnership completed the issuance and sale of 2,940,818 common units at a price of $21.40 per unit through a private placement. Proceeds to Westlake Partners from the sale of the units were approximately $62,934.
In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. On April 29, 2015, the Partnership purchased an additional 2.7% newly-issued limited partner interest in OpCo for approximately $135,341, resulting in an aggregate 13.3% limited partner interest in OpCo, effective April 1, 2015. On September 29, 2017, the Partnership purchased an additional 5.0% newly-issued limited partner interest in OpCo for approximately $229,207, resulting in an aggregate 18.3% limited partner interest in OpCo, effective as of July 1, 2017. On March 29, 2019, the Partnership purchased an additional 4.5% newly-issued limited partner interest in OpCo for approximately $201,445, resulting in an aggregate 22.8% limited partner interest in OpCo, effective January 1, 2019. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Chemical Corporation.
OpCo owns three ethylene production facilities and a common carrier ethylene pipeline.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), filed with the SEC on March 1, 2019. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2018 with the exceptions of those accounting standards adopted in 2019 as discussed in Note 1.
References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
The Partnership holds a 22.8% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 77.2% limited partner interest in OpCo is owned by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 77.2% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2019 and 2018 and the changes in its cash position for the three months ended March 31, 2019 and 2018.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2019 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.
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
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments are effective for reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively but certain amendments should be applied prospectively. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on the Partnership's consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Leases (ASU No. 2016-02)
In February 2016, the FASB issued an accounting standards update on lease accounting that supersedes the previously issued lease guidance. The new standard requires lessees to recognize assets and liabilities for all long-term operating leases. An asset is recognized for the right to use an underlying leased asset and a liability is recognized for the obligation to make payments over the lease term. The standard also requires expanded lease disclosures. The standard requires a modified retrospective adoption approach and allows for the election of certain transition expedients.
The Partnership adopted the standard effective January 1, 2019 using the optional transition method which allows entities to recognize a cumulative adjustment to the opening balance sheet in the period of adoption. The Partnership elected the package of optional transition expedients and was not required to reassess (1) whether any existing contracts are or contain leases, (2) classification of existing leases as operating or capital or (3) whether initial direct costs for existing leases qualify for capitalization under the new accounting standard. The Partnership did not elect the use of hindsight to determine the lease term when considering lease renewal or termination options. Adoption of the new standard did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2019	December 31, 2018
Trade customers	$14,455	$17,325
Allowance for doubtful accounts	(728)	(921)
	13,727	16,404
Other	1,768	—
Accounts receivable, net—third parties	$15,495	$16,404

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished products	$3,741	$3,876
Feedstock, additives and chemicals	430	512
Inventories	$4,171	$4,388
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,214 and $22,157 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $4,630 and $5,541 is included in costs of sales in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On April 30, 2019, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2019 of $0.4452 per unit. This distribution is payable on May 28, 2019 to the unitholders of record as of May 13, 2019.
The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2019	2018
Net income attributable to the Partnership	$14,955	$12,295
Less:
Limited partners' distributions declared on common units	15,666	12,814
Distributions declared with respect to the incentive distribution rights	—	733
Net income in excess of distribution (distribution in excess of net income)	$(711)	$(1,252)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended March 31, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$15,666	$—	$15,666
Distribution in excess of net income	(711)	—	(711)
Net income	$14,955	$—	$14,955
Weighted average units outstanding:
Basic and diluted	32,345,398		32,345,398
Net income per limited partner unit:
Basic and diluted	$0.46

	Three Months Ended March 31, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$12,814	$733	$13,547
Distribution in excess of net income	(1,252)	—	(1,252)
Net income	$11,562	$733	$12,295
Weighted average units outstanding:
Basic and diluted	32,236,449		32,236,449
Net income per limited partner unit:
Basic and diluted	$0.36

The amended Partnership Agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro rata, until each unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
The Partnership's distribution for the three months ended March 31, 2019 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Distributions per common unit	$0.4328	$0.3864

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

7. Partners' Equity
On October 4, 2018, the Partnership and Westlake GP, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. No common units had been issued under this program as of March 31, 2019.
On March 29, 2019, the Partnership completed the issuance and sale of 2,940,818 common units at a price of $21.40 per unit through a private placement. Proceeds to the Partnership from the sale of the units were approximately $62,934. TTWF LP, Westlake's principal stockholder and a related party, acquired 1,401,869 common units out of 2,940,818 common units issued in the private placement.
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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2019	2018
Net sales—Westlake	$257,040	$235,031
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2019	2018
Feedstock purchased from Westlake and included in cost of sales	$122,155	$105,415
Other charges from Westlake and included in cost of sales	27,572	28,406
Total	$149,727	$133,821

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2019	2018
Services received from Westlake and included in selling, general and administrative expenses	$6,603	$6,251
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2019	2018
Goods and services purchased from Westlake and capitalized as assets	$643	$351
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $34 and $496 was included in the receivable under the Investment Management Agreement balance at March 31, 2019 and December 31, 2018, respectively. Total interest earned related to the Investment Management Agreement was $818 and $540 for the three months ended March 31, 2019 and 2018, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2019	December 31, 2018
Receivable under the Investment Management Agreement	$276,501	$148,956

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2019	December 31, 2018
Accounts receivable—Westlake	$47,626	$57,280
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	March 31, 2019	December 31, 2018
Accounts payable—Westlake	$19,344	$27,477
Related Party Leases
OpCo is obligated to Westlake under various rail cars leases. Operating lease rentals paid to Westlake for such leases were $514 and $318 for the three months ended March 31, 2019 and 2018, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended March 31, 2019 and 2018 was $5,900 and $4,866, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was zero and $15 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, accrued interest on related party debt was $5,852 and $5,448, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2019	December 31, 2018
Long-term debt payable to Westlake	$601,119	$477,608
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2019 and 2018, Westlake accounted for approximately 85.9% and 82.7%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2019	December 31, 2018
OpCo Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of September 25, 2023)	$224,064	$224,064
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of April 29, 2021)	377,055	253,544
	$601,119	$477,608
On March 29, 2019, the Partnership borrowed $123,512 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo.
The weighted average interest rate on all long-term debt was 4.8% and 4.4%, respectively, at March 31, 2019 and December 31, 2018.
As of March 31, 2019, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2019 and December 31, 2018 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at March 31, 2019. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$224,064	$225,253	$224,064	$221,002
MLP Revolver	377,055	375,365	253,544	249,747
11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $20,433 and $16,250 at March 31, 2019 and December 31, 2018, respectively. Accrued interest, accrued maintenance, capital expenditures and accrued taxes, which are components of accrued liabilities, were $5,852, $3,850, $2,827 and $2,931, respectively, at March 31, 2019, and $5,448, $2,688, $2,818 and $1,564, respectively, at December 31, 2018. No other component of accrued liabilities was more than five percent of total current liabilities.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Non-cash Investing Activity
The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $52 for the three months ended March 31, 2019. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $117 for the three months ended March 31, 2018.
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
13. Subsequent Events
In April 2019, the Partnership repaid $201,445 of borrowings under the OpCo Revolver.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K"), as filed with the SEC on March 1, 2019. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo, effective April 1, 2015. The 12,686,115 subordinated units of the Partnership, all of which were previously owned by Westlake, were converted into common units of the Partnership on August 30, 2017. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units and purchased an additional 5.0% newly-issued limited partner interest in OpCo, resulting in an aggregate 18.3% limited partner interest in OpCo, effective July 1, 2017. On March 29, 2019, we completed a private placement of 2,940,818 common units and used the proceeds to purchase an additional 4.5% interest in OpCo, effective January 1, 2019, resulting in us owning an aggregate 22.8% limited partner interest in OpCo.

Currently, our sole revenue generating asset is our 22.8% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 77.2% limited partner interest in OpCo as well as a significant interest in us through its ownership of our general partner, 40.1% of our limited partner units (consisting of 14,122,230 common units) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
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

MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. The non-GAAP financial measures described in this Form 10-Q are not substitutes for the GAAP measures of earnings and cash flows. We use each of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of MLP distributable cash flow and EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to MLP distributable cash flow are net income and net cash provided by operating activities. MLP distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. The GAAP measures most directly comparable to EBITDA are net income, income from operations and net cash provided by operating activities, but EBITDA should not be considered an alternative to such GAAP measures. EBITDA has important limitations as an analytical tool because it excludes (1) interest expense, which is a necessary element of our costs and ability to generate revenues because we have borrowed money to finance our operations, (2) depreciation, which is a necessary element of our costs and ability to generate revenues because we use capital assets and (3) income taxes, which is a necessary element of our operations in the jurisdictions we operate in. MLP distributable cash flow and EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. See reconciliations for each of MLP distributable cash flow and EBITDA under "Results of Operations" below.
Recent Developments
In April 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver.
In March 29, 2019, we completed a private placement of 2,940,818 common units at a price of $21.40 per unit, resulting in aggregate proceeds to the Partnership of approximately $62.9 million. We used these net proceeds, along with borrowings under the MLP Revolver, to purchase an additional 4.5% limited partner interest in OpCo for approximately $201.4 million, effective January 1, 2019, resulting in us owning an aggregate 22.8% limited partner interest in OpCo.

Results of Operations

	Three Months Ended March 31,
	2019	2018

	(dollars in thousands)
Revenue
Net sales—Westlake	$257,040	$235,031
Net co-product, ethylene and other sales—third parties	42,046	49,241
Total net sales	299,086	284,272
Cost of sales	208,432	191,767
Gross profit	90,654	92,505
Selling, general and administrative expenses	6,973	7,133
Income from operations	83,681	85,372
Other income (expense)
Interest expense—Westlake	(5,900)	(4,866)
Other income, net	815	491
Income before income taxes	78,596	80,997
Income tax provision	200	283
Net income	78,396	80,714
Less: Net income attributable to noncontrolling interest in OpCo	63,441	68,419
Net income attributable to Westlake Chemical Partners LP	$14,955	$12,295
MLP distributable cash flow (1)	$17,555	$14,510
EBITDA (2)	$111,340	$113,561
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2019
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+4.6%	+0.6%

	Three Months Ended March 31,
	2019	2018
Average industry prices (1)
Ethane (cents/lb)	10.0	8.5
Propane (cents/lb)	15.7	20.2
Ethylene (cents/lb) (2)	17.0	23.6
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$113,499	$106,222
Loss from disposition of fixed assets	(458)	(567)
Changes in operating assets and liabilities and other	(34,645)	(24,941)
Net Income	78,396	80,714
Add:
Depreciation, amortization and disposition of property, plant and equipment	27,302	28,265
Mark-to-market adjustment gain on derivative contracts	(715)	—
Less:
Contribution to turnaround reserves	(3,848)	(4,148)
Maintenance capital expenditures	(11,320)	(7,979)
Incentive distribution rights	—	(733)
Distributable cash flow attributable to noncontrolling interest in OpCo	(72,260)	(81,609)
MLP distributable cash flow	$17,555	$14,510
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$113,499	$106,222
Loss from disposition of fixed assets	(458)	(567)
Changes in operating assets and liabilities and other	(34,645)	(24,941)
Net Income	78,396	80,714
Less:
Other income, net	815	491
Interest expense	(5,900)	(4,866)
Provision for income taxes	(200)	(283)
Income from operations	83,681	85,372
Add:
Depreciation and amortization	26,844	27,698
Other income, net	815	491
EBITDA	$111,340	$113,561

Summary
For the quarter ended March 31, 2019, net income was $78.4 million on net sales of $299.1 million. This represents a decrease in net income of $2.3 million as compared to the quarter ended March 31, 2018 net income of $80.7 million on net sales of $284.3 million. Net income for the first quarter of 2019 as compared to the first quarter of 2018 was lower primarily as a result of lower margins on third party ethylene sales resulting from lower ethylene sales prices and higher feedstock costs. Net income attributable to Westlake Chemical Partners LP for the quarter ended March 31, 2019 was $15.0 million as compared to $12.3 million for the quarter ended March 31, 2018, an increase of $2.7 million, which was primarily due to a 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, partially offset by lower margins on third party sales. Net sales for the first quarter of 2019 increased by $14.8 million as compared to net sales for the first quarter of 2018 mainly due to increased sales prices for ethylene to Westlake per the terms of the Ethylene Sales Agreement and higher third party sales volume, partially offset by lower sales price to third parties. Income from operations was $83.7 million for the first quarter of 2019 as compared to $85.4 million for the first quarter of 2018. Income from operations for the first quarter of 2019 decreased mainly as a result of lower third party ethylene sales margins as compared to the first quarter of 2018.
RESULTS OF OPERATIONS
First Quarter 2019 Compared with First Quarter 2018
Net Sales. Total net sales increased by $14.8 million, or 5.2%, to $299.1 million in the first quarter of 2019 from $284.3 million in the first quarter of 2018. The overall average sales price in the first quarter of 2019 contributed to a 4.6% increase in net sales, due to increased ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower third party sales prices, compared to the first quarter of 2018. The overall increase in sales volumes was a result of higher sales to third parties for the first quarter of 2019, as compared to the first quarter of 2018.
Gross Profit. Gross profit decreased to $90.7 million for the first quarter of 2019 from $92.5 million for the first quarter of 2018. The gross profit margin in the first quarter of 2019 was 30.3%, as compared to 32.5% for the first quarter of 2018. The first quarter of 2019 gross profit margin was lower mainly due to lower third party sales prices and higher feedstock costs, as compared to the first quarter of 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.1 million, or 1.4%, to $7.0 million in the first quarter of 2019 as compared to $7.1 million in the first quarter of 2018. The decrease in the first quarter of 2019 was mainly attributable to a decrease in allowance for doubtful accounts as compared to the first quarter of 2018.
Interest Expense. Interest expense increased by $1.0 million to $5.9 million in the first quarter of 2019 from $4.9 million in the first quarter of 2018, largely due to a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR"), partially offset by a decrease in the applicable margin on the OpCo Revolver from 3% to 2% effective September 25, 2018.
Other Income. The increase in other income in the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to an increase in interest income.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $3.1 million to $17.6 million in the first quarter of 2019 from $14.5 million in the first quarter of 2018. The increase in MLP distributable cash flow in the first quarter of 2019, as compared to the prior-year period, was primarily a result of the 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019 and the elimination of the Partnership's distributions to Westlake as the holder of the Partnership's incentive distribution rights per the July 2018 amendment to the Partnership's target distribution tiers. These increases were partially offset by lower margins on third party sales and higher maintenance capital expenditures at OpCo.
EBITDA. EBITDA decreased by $2.3 million to $111.3 million in the first quarter of 2019 from $113.6 million in the first quarter of 2018. The decrease in EBITDA as compared to the prior-year period was primarily due to lower third party ethylene sales prices.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Operating Activities
Operating activities provided cash of $113.5 million in the first three months of 2019 compared to cash provided by operating activities of $106.2 million in the first three months of 2018. The $7.3 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital during the three months ended March 31, 2019 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $8.1 million in the first three months of 2019 as compared to $3.2 million of cash used in the first three months of 2018, resulting in an overall favorable change of $11.3 million. The favorable change in working capital was mainly attributable to favorable changes in the accounts receivable, accounts payable and accrued liabilities balances. The favorable change in accounts receivable was due to a decline in third party sales prices, and the favorable changes in accounts payable and accrued liabilities were due to the timing of payments to suppliers.
Investing Activities
Net cash used for investing activities during the first three months of 2019 was $139.6 million as compared to net cash used for investing activities of $7.7 million in the first three months of 2018, mainly due to increased net cash investments under our investment management agreement with Westlake and higher capital expenditures at our facilities in the first three months of 2019, as compared to the prior-year period. Capital expenditures during the first three months of 2019 and 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash provided from financing activities during the first three months of 2019 was $91.0 million as compared to net cash used for financing activities of $100.6 million in the first three months of 2018. The cash inflows during the first three months of 2019 were a result of borrowings under the MLP Revolver of $123.5 million and proceeds from the private placement of common units of approximately $62.9 million. The outflows during the first three months of 2019 were related to the distribution of $81.5 million to Westlake and of $14.0 million to other unitholders by the Partnership. The cash outflows during the first three months of 2018 were related to the distribution of $91.1 million to Westlake and of $13.1 million to other unitholders by the Partnership. The distributions in the first three months of 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
On March 29, 2019, we completed the private placement of 2,940,818 common units at a price of $21.40 per unit. Proceeds from the issuance of these common units were approximately $62.9 million. The Partnership believes that, with the proceeds from this private placement, there will be no further need for the Partnership to access the equity capital markets during the remainder of 2019.
Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under this program as of March 31, 2019.
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
On April 30, 2019, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4452 per unit payable on May 28, 2019 to unitholders of record as of May 13, 2019, which equates to a total amount of approximately $15.7 million per quarter, or approximately $62.7 million per year in aggregate, based on the number of common units outstanding on March 31, 2019. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the three months ended March 2018, Westlake loaned OpCo $3.6 million to fund capital expenditures. Total capital expenditures for the three months ended March 31, 2019 were $12.1 million. No funding was required by OpCo to fund capital expenditures during the three months ended March 31, 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2019, our cash and cash equivalents totaled $84.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $276.5 million of cash invested under the Investment Management Agreement at March 31, 2019.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. As of March 31, 2019, outstanding borrowings under the OpCo Revolver totaled $224.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. On September 25, 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3% to 2%. In April 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2021. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2019, outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2018 Form 10-K and the following:

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use short-term derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in December 2018. Based on our open derivative positions as of March 31, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.3 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $3.2 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2019, we had total variable rate debt of $601.1 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. The weighted average variable interest rate of our debt as of March 31, 2019 was 4.8%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $6.0 million, based on the March 31, 2019 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2018 Form 10-K, filed on March 1, 2019, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
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

Risk Management Program Investigation. The EPA has conducted inspections and information requests to assess compliance with Risk Management Program requirements under the Clean Air Act at the Calvert City facility. The EPA has identified concerns with the facility's compliance under the Risk Management Program and Release Prevention regulations in connection with certain emissions release events between 2011 and 2015. Westlake has engaged in communications with EPA to resolve these concerns. Westlake has reached an agreement in principle with the EPA to resolve all concerns for a penalty of $49,000 and an $184,000 supplemental environmental project involving the purchase of emergency response equipment for Marshall and Livingston Counties. The EPA and Westlake are currently finalizing the settlement documents.
In addition to the matters described above, the Partnership is involved in various legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item IA, "Risk Factors" in the 2018 Form 10-K. There have been no material changes from those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 29, 2019, the Partnership completed the private placement of 2,940,818 common units pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Proceeds to the Partnership from the sale of the units were approximately $62,934 and were used, along with borrowings under the MLP Revolver, to purchase an additional 4.5% limited partner interest in OpCo for approximately $201.4 million.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Exhibit

2.1
Equity Purchase Agreement by and among Westlake Chemical Partners LP, Westlake Chemical OpCo LP and WPT LLC, dated as of March 26, 2019 (incorporated by reference to Exhibit 2.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on March 27, 2019, File No. 001-36567).

4.1
Registration Rights Agreement by and among Westlake Chemical Partners LP and the persons named therein, dated as of March 29, 2019 (incorporated by reference to Exhibit 4.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on March 29, 2019, File No. 001-36567).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 2, 2019	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 2, 2019	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)