Form 10-Q
period 2019-06-30
Westlake Chemical Partners LP
filed 2019-08-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,188,189 common units outstanding as of July 30, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,473	$19,744
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	141,327	148,956
Accounts receivable, net—Westlake	38,995	57,280
Accounts receivable, net—third parties	20,435	16,404
Inventories	4,029	4,388
Prepaid expenses and other current assets	95	370
Total current assets	222,354	247,142
Property, plant and equipment, net	1,129,083	1,148,265
Goodwill	5,814	5,814
Deferred charges and other assets, net	53,653	60,904
Total assets	$1,410,904	$1,462,125
LIABILITIES
Current liabilities
Accounts payable—Westlake	$9,996	$27,477
Accounts payable—third parties	8,030	5,045
Accrued and other liabilities	18,287	16,250
Total current liabilities	36,313	48,772
Long-term debt payable to Westlake	399,674	477,608
Deferred income taxes	1,693	1,664
Operating lease liabilities	1,110	—
Total liabilities	438,790	528,044
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,065,959 and 18,125,141 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	471,944	409,608
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	48,419	48,774
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	277,791	215,810
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	694,323	718,271
Total equity	972,114	934,081
Total liabilities and equity	$1,410,904	$1,462,125
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$230,047	$253,673	$487,087	$488,704
Net co-product, ethylene and other sales—third parties	40,015	48,302	82,061	97,543
Total net sales	270,062	301,975	569,148	586,247
Cost of sales	178,104	204,857	386,536	396,624
Gross profit	91,958	97,118	182,612	189,623
Selling, general and administrative expenses	7,639	7,375	14,612	14,508
Income from operations	84,319	89,743	168,000	175,115
Other income (expense)
Interest expense—Westlake	(5,125)	(5,547)	(11,025)	(10,413)
Other income, net	1,153	583	1,968	1,074
Income before income taxes	80,347	84,779	158,943	165,776
Income tax provision	237	303	437	586
Net income	80,110	84,476	158,506	165,190
Less: Net income attributable to noncontrolling interest in OpCo	66,377	71,719	129,818	140,138
Net income attributable to Westlake Chemical Partners LP	$13,733	$12,757	$28,688	$25,052
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.39	$0.40	$0.85	$0.75
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,065,959	18,115,036	19,652,417	18,114,630
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2018	$409,608	$48,774	$(242,572)	$—	$718,271	$934,081

Net income	8,422	6,533	—	—	63,441	78,396
Net proceeds from private placement of common units	62,934	—	—	—	—	62,934
Quarterly distributions to unitholders	(7,845)	(6,112)	—	—	—	(13,957)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(81,507)	(81,507)
Balance at March 31, 2019	$473,119	$49,195	$(242,572)	$—	$700,205	$979,947

Net income	8,222	5,511	—	—	66,377	80,110
Offering costs related to private placement of common units	(18)	—	—	—	—	(18)
Quarterly distributions to unitholders	(9,379)	(6,287)	—	—	—	(15,666)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(72,259)	(72,259)
Balance at June 30, 2019	$471,944	$48,419	$(242,572)	$—	$694,323	$972,114

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2017	$411,228	$50,265	$(241,958)	$279	$778,935	$998,749

Net income	6,498	5,064	733	—	68,419	80,714
Net effect of cash flow hedge	—	—	—	19	—	19
Units issued for vested phantom units	60	—	—	—	—	60
Quarterly distributions to unitholders	(7,000)	(5,457)	(614)	—	—	(13,071)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(91,148)	(91,148)
Balance at March 31, 2018	$410,786	$49,872	$(241,839)	$298	$756,206	$975,323

Net income	7,168	5,589	—	—	71,719	84,476
Net effect of cash flow hedge	—	—	—	(176)	—	(176)
Quarterly distributions to unitholders	(7,200)	(5,613)	(733)	—	—	(13,546)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(81,610)	(81,610)
Balance at June 30, 2018	$410,754	$49,848	$(242,572)	$122	$746,315	$964,467

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(in thousands of dollars)
Cash flows from operating activities
Net income	$158,506	$165,190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	53,701	55,284
Loss from disposition of property, plant and equipment	458	567
Other losses (gains), net	(181)	538
Changes in operating assets and liabilities
Accounts receivable—third parties	(3,821)	1,284
Net accounts receivable—Westlake	419	2,885
Inventories	(402)	(538)
Prepaid expenses and other current assets	275	260
Accounts payable	2,791	(4,836)
Accrued and other liabilities	2,096	27
Other, net	(170)	(90)
Net cash provided by operating activities	213,672	220,571
Cash flows from investing activities
Additions to property, plant and equipment	(25,582)	(16,620)
Maturities of investments with Westlake under the Investment Management Agreement	344,445	178,000
Investments with Westlake under the Investment Management Agreement	(336,445)	(185,000)
Other	46	251
Net cash used for investing activities	(17,536)	(23,369)
Cash flows from financing activities
Net proceeds from private placement of common units	62,916	—
Proceeds from debt payable to Westlake	123,511	3,648
Repayment of debt payable to Westlake	(201,445)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(153,766)	(172,758)
Quarterly distributions to unitholders	(29,623)	(26,617)
Net cash used for financing activities	(198,407)	(195,727)
Net increase (decrease) in cash and cash equivalents	(2,271)	1,475
Cash and cash equivalents at beginning of period	19,744	27,008
Cash and cash equivalents at end of period	$17,473	$28,483
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed its initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. On September 29, 2017, the Partnership completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit. On March 29, 2019, the Partnership completed the issuance and sale of 2,940,818 common units at a price of $21.40 per unit through a private placement. Net proceeds to Westlake Partners from the sale of the units were approximately $62,916.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018 and the changes in its cash position for the six months ended June 30, 2019 and 2018.

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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2019	December 31, 2018
Trade customers	$19,890	$17,325
Allowance for doubtful accounts	(711)	(921)
	19,179	16,404
Other	1,256	—
Accounts receivable, net—third parties	$20,435	$16,404

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished products	$3,587	$3,876
Feedstock, additives and chemicals	442	512
Inventories	$4,029	$4,388

4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,227 and $22,044 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense on property, plant and equipment of $44,441 and $44,201 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2019 and 2018, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $4,630 and $5,542 is included in costs of sales in the consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively. Amortization expense on other assets of $9,260 and $11,083 is included in costs of sales in the consolidated statements of operations for the six months ended June 30, 2019 and 2018, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On July 31, 2019, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2019 of $0.4579 per unit. This distribution is payable on August 26, 2019 to the unitholders of record as of August 12, 2019.
The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to the Partnership	$13,733	$12,757	$28,688	$25,052
Less:
Limited partners' distributions declared on common units	16,113	13,179	31,779	25,993
Distributions declared with respect to the incentive distribution rights	—	—	—	733
Distribution in excess of net income	$(2,380)	$(422)	$(3,091)	$(1,674)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$16,113	$—	$16,113
Distribution in excess of net income	(2,380)	—	(2,380)
Net income	$13,733	$—	$13,733
Weighted average units outstanding:
Basic and diluted	35,188,189		35,188,189
Net income per limited partner unit:
Basic and diluted	$0.39

	Three Months Ended June 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$13,179	$—	$13,179
Distribution in excess of net income	(422)	—	(422)
Net income	$12,757	$—	$12,757
Weighted average units outstanding:
Basic and diluted	32,237,266		32,237,266
Net income per limited partner unit:
Basic and diluted	$0.40

	Six Months Ended June 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$31,779	$—	$31,779
Distribution in excess of net income	(3,091)	—	(3,091)
Net income	$28,688	$—	$28,688
Weighted average units outstanding:
Basic and diluted	33,774,647		33,774,647
Net income per limited partner unit:
Basic and diluted	$0.85

	Six Months Ended June 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$25,993	$733	$26,726
Distribution in excess of net income	(1,674)	—	(1,674)
Net income	$24,319	$733	$25,052
Weighted average units outstanding:
Basic and diluted	32,236,860		32,236,860
Net income per limited partner unit:
Basic and diluted	$0.75

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
The Partnership's distribution for the three months ended June 30, 2019 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions per common unit	$0.4452	$0.3975	$0.8780	$0.7839

7. Partners' Equity
On October 4, 2018, the Partnership and Westlake GP, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. No common units had been issued under this program as of June 30, 2019.
On March 29, 2019, the Partnership completed the issuance and sale of 2,940,818 common units at a price of $21.40 per unit through a private placement. Net proceeds to the Partnership from the sale of the units were approximately $62,916. TTWF LP, Westlake's principal stockholder and a related party, acquired 1,401,869 common units out of 2,940,818 common units issued in the private placement.
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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales—Westlake	$230,047	$253,673	$487,087	$488,704

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
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Feedstock purchased from Westlake and included in cost of sales	$89,599	$119,925	$211,754	$225,340
Other charges from Westlake and included in cost of sales	27,464	26,537	55,036	54,943
Total	$117,063	$146,462	$266,790	$280,283

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services received from Westlake and included in selling, general and administrative expenses	$6,464	$7,041	$13,067	$13,292

Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Goods and services purchased from Westlake and capitalized as assets	$641	$791	$1,284	$1,142

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $371 and $496 was included in the receivable under the Investment Management Agreement balance at June 30, 2019 and December 31, 2018, respectively. Total interest earned related to the Investment Management Agreement was $1,155 and $568 for the three months ended June 30, 2019 and 2018, respectively, and $1,973 and $1,108 for the six months ended June 30, 2019 and 2018, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2019	December 31, 2018
Receivable under the Investment Management Agreement	$141,327	$148,956

Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2019	December 31, 2018
Accounts receivable—Westlake	$38,995	$57,280

Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	June 30, 2019	December 31, 2018
Accounts payable—Westlake	$9,996	$27,477

Related Party Leases
OpCo is obligated to Westlake under various rail cars leases. Operating lease rentals paid to Westlake for such leases were $562 and $700 for the three months ended June 30, 2019 and 2018, respectively, and $1,076 and $1,018 for six months ended June 30, 2019 and 2018, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended June 30, 2019 and 2018 was $5,125 and $5,547, respectively, and for the six months ended June 30, 2019 and 2018 was $11,025 and $10,413, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was zero and $31 for the three months ended June 30, 2019 and 2018, respectively, and for the six months ended June 30, 2019 and 2018 was zero and $46, respectively. At June 30, 2019 and December 31, 2018, accrued interest on related party debt was $5,384 and $5,448, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2019	December 31, 2018
Long-term debt payable to Westlake	$399,674	$477,608

Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2019 and 2018, Westlake accounted for approximately 85.2% and 84.0%, respectively, of the Partnership's net sales. During the six months ended June 30, 2019 and 2018, Westlake accounted for approximately 85.6% and 83.4%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2019	December 31, 2018
OpCo Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$224,064
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of April 29, 2021)	377,055	253,544
	$399,674	$477,608

On April 30, 2019, the Partnership repaid $201,445 of borrowings under the OpCo Revolver.
On March 29, 2019, the Partnership borrowed $123,512 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo.
The weighted average interest rate on all long-term debt was 4.6% and 4.4%, respectively, at June 30, 2019 and December 31, 2018.
As of June 30, 2019, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2019 and December 31, 2018 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at June 30, 2019. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,072	$224,064	$221,002
MLP Revolver	377,055	377,862	253,544	249,747

11. Supplemental Information
Accrued Liabilities
Accrued liabilities were $18,287 and $16,250 at June 30, 2019 and December 31, 2018, respectively. Accrued interest, accrued maintenance, capital expenditures and accrued taxes, which are components of accrued liabilities, were $5,384, $2,451, $2,057 and $3,975, respectively, at June 30, 2019, and $5,448, $2,688, $2,818 and $1,564, respectively, at December 31, 2018. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $567 for the six months ended June 30, 2019. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $5,042 for the six months ended June 30, 2018.

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
Partnership Overview
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo, effective April 1, 2015. The 12,686,115 subordinated units of the Partnership, all of which were previously owned by Westlake, were converted into common units of the Partnership on August 30, 2017. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units and purchased an additional 5.0% newly-issued limited partner interest in OpCo, resulting in an aggregate 18.3% limited partner interest in OpCo, effective July 1, 2017. On March 29, 2019, we completed a private placement of 2,940,818 common units and used the net proceeds to purchase an additional 4.5% interest in OpCo, effective January 1, 2019, resulting in us owning an aggregate 22.8% limited partner interest in OpCo.
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
Recent Developments
In April 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Revenue
Net sales—Westlake	$230,047	$253,673	$487,087	$488,704
Net co-product, ethylene and other sales—third parties	40,015	48,302	82,061	97,543
Total net sales	270,062	301,975	569,148	586,247
Cost of sales	178,104	204,857	386,536	396,624
Gross profit	91,958	97,118	182,612	189,623
Selling, general and administrative expenses	7,639	7,375	14,612	14,508
Income from operations	84,319	89,743	168,000	175,115
Other income (expense)
Interest expense—Westlake	(5,125)	(5,547)	(11,025)	(10,413)
Other income, net	1,153	583	1,968	1,074
Income before income taxes	80,347	84,779	158,943	165,776
Income tax provision	237	303	437	586
Net income	80,110	84,476	158,506	165,190
Less: Net income attributable to noncontrolling interest in OpCo	66,377	71,719	129,818	140,138
Net income attributable to Westlake Chemical Partners LP	$13,733	$12,757	$28,688	$25,052
MLP distributable cash flow (1)	$16,422	$15,966	$33,977	$30,476
EBITDA (2)	$112,329	$117,912	$223,669	$231,473
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	-12.1%	+1.5%	-4.0%	+1.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average industry prices (1)
Ethane (cents/lb)	7.1	9.7	8.5	9.1
Propane (cents/lb)	12.8	20.7	14.3	20.5
Ethylene (cents/lb) (2)	13.7	14.8	15.4	19.2
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$100,173	$114,349	$213,672	$220,571
Loss from disposition of fixed assets	—	—	(458)	(567)
Changes in operating assets and liabilities and other	(20,063)	(29,873)	(54,708)	(54,814)
Net Income	80,110	84,476	158,506	165,190
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,903	27,586	54,205	55,851
Mark-to-market adjustment loss (gain) on derivative contracts	516	—	(199)	—
Less:
Contribution to turnaround reserves	(3,889)	(4,204)	(7,737)	(8,352)
Maintenance capital expenditures	(11,725)	(5,825)	(23,045)	(13,804)
Incentive distribution rights	—	—	—	(733)
Distributable cash flow attributable to noncontrolling interest in OpCo	(75,493)	(86,067)	(147,753)	(167,676)
MLP distributable cash flow	$16,422	$15,966	$33,977	$30,476
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$100,173	$114,349	$213,672	$220,571
Loss from disposition of fixed assets	—	—	(458)	(567)
Changes in operating assets and liabilities and other	(20,063)	(29,873)	(54,708)	(54,814)
Net Income	80,110	84,476	158,506	165,190
Less:
Other income, net	1,153	583	1,968	1,074
Interest expense	(5,125)	(5,547)	(11,025)	(10,413)
Provision for income taxes	(237)	(303)	(437)	(586)
Income from operations	84,319	89,743	168,000	175,115
Add:
Depreciation and amortization	26,857	27,586	53,701	55,284
Other income, net	1,153	583	1,968	1,074
EBITDA	$112,329	$117,912	$223,669	$231,473

Summary
For the quarter ended June 30, 2019, net income was $80.1 million on net sales of $270.1 million. This represents a decrease in net income of $4.4 million as compared to the quarter ended June 30, 2018 net income of $84.5 million on net sales of $302.0 million. Net income for the second quarter of 2019 as compared to the second quarter of 2018 was lower primarily as a result of lower third party ethylene sales prices and margins and expenses associated with the acquisition of an incremental interest in OpCo. Net income attributable to Westlake Chemical Partners LP for the quarter ended June 30, 2019 was $13.7 million as compared to $12.8 million for the quarter ended June 30, 2018, an increase of $0.9 million, which was primarily due to a 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, partially offset by lower margins on third party sales and expenses associated with the acquisition of an incremental interest in OpCo. Net sales for the second quarter of 2019 decreased by $31.9 million as compared to net sales for the second quarter of 2018 mainly due to decreased sales prices to third parties and to Westlake per the terms of the Ethylene Sales Agreement, partially offset by higher third party sales volumes. Income from operations was $84.3 million for the second quarter of 2019 as compared to $89.7 million for the second quarter of 2018. Income from operations for the second quarter of 2019 decreased mainly as a result of lower third party sales prices and margins as compared to the second quarter of 2018.
For the six months ended June 30, 2019, net income was $158.5 million on net sales of $569.1 million. This represents a decrease in net income of $6.7 million as compared to the six months ended June 30, 2018 net income of $165.2 million on net sales of $586.2 million. Net income was lower primarily as a result of lower third party sales prices and margins, the timing of maintenance capital expenditures and expenses associated with the acquisition of incremental interest in OpCo. Net income attributable to Westlake Chemical Partners LP for the six months ended June 30, 2019 was $28.7 million as compared to $25.1 million for the six months ended June 30, 2018, an increase of $3.6 million, which was primarily due to a 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, partially offset by lower margins on third party sales, the timing of maintenance capital expenditures and expenses associated with the acquisition of incremental interest in OpCo. Net sales for the six months ended June 30, 2019 decreased by $17.1 million as compared to net sales for the six months ended June 30, 2018 mainly due to decreased sales prices to third parties and to Westlake per the terms of the Ethylene Sales Agreement, partially offset by higher third party sales volumes. Income from operations was $168.0 million for the six months ended June 30, 2019 as compared to $175.1 million for the six months ended June 30, 2018. Income from operations for the six months ended June 30, 2019 decreased mainly as a result of lower third party sales prices and margins as compared to the six months ended June 30, 2018.
RESULTS OF OPERATIONS
Second Quarter 2019 Compared with Second Quarter 2018
Net Sales. Total net sales decreased by $31.9 million, or 10.6%, to $270.1 million in the second quarter of 2019 from $302.0 million in the second quarter of 2018. The overall average sales price in the second quarter of 2019 contributed to a 12.1% decrease in net sales, due to decreased ethylene sales prices to third parties and to Westlake per the terms of the Ethylene Sales Agreement, compared to the second quarter of 2018. Overall sales volumes increased by 1.5% as a result of higher sales to third parties for the second quarter of 2019, as compared to the second quarter of 2018.
Gross Profit. Gross profit decreased to $92.0 million for the second quarter of 2019 from $97.1 million for the second quarter of 2018. The second quarter of 2019 gross profit was lower mainly due to lower sales prices and margins to third parties, as compared to the second quarter of 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 2.7%, to $7.6 million in the second quarter of 2019 as compared to $7.4 million in the second quarter of 2018. The increase in the second quarter of 2019 was mainly attributable to expenses associated with the acquisition of an incremental interest in OpCo, partially offset by a decrease in provision for doubtful accounts as compared to the second quarter of 2018.
Interest Expense. Interest expense decreased by $0.4 million to $5.1 million in the second quarter of 2019 from $5.5 million in the second quarter of 2018, largely due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019 and a decrease in the applicable margin on the OpCo Revolver from 3% to 2% effective September 25, 2018, partially offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR").
Other Income. The increase in other income in the second quarter of 2019 as compared to the second quarter of 2018 was primarily due to an increase in interest income earned under the Investment Management Agreement.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $0.4 million to $16.4 million in the second quarter of 2019 from $16.0 million in the second quarter of 2018. The increased MLP distributable cash flow in the second quarter of 2019, as compared to the prior-year period, was primarily a result of the 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019. This increase was partially offset by lower margins on third party sales and timing of maintenance capital expenditures at OpCo.
EBITDA. EBITDA decreased by $5.6 million to $112.3 million in the second quarter of 2019 from $117.9 million in the second quarter of 2018. The decreased EBITDA as compared to the prior-year period was primarily due to lower third party ethylene sales prices and margins.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Net Sales. Total net sales decreased by $17.1 million, or 2.9%, to $569.1 million in the six months ended June 30, 2019 from $586.2 million in the six months ended June 30, 2018. The overall decreased sales price for the six months ended June 30, 2019 contributed to a 4.0% decrease in net sales, as compared to the six months ended June 30, 2018, which was mainly due to lower sales prices to third parties and to Westlake per the terms of the Ethylene Sales Agreement. Overall sales volume increased by 1.1% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of higher sales volumes to third parties.
Gross Profit. Gross profit decreased to $182.6 million for the six months ended June 30, 2019 from $189.6 million for the six months ended June 30, 2018. The six months ended June 30, 2019 gross profit was lower mainly due to lower sales prices and margins to third parties, as compared to the six months ended June 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively comparable to the prior-year period with a slight increase of $0.1 million, or 0.7%, to $14.6 million in the six months ended June 30, 2019 as compared to $14.5 million in the six months ended June 30, 2018. The increase was mainly attributable to expenses associated with the acquisition of an incremental interest in OpCo, partially offset by a decrease in provision for doubtful accounts in the six months ended June 30, 2019, as compared to the prior-year period.
Interest Expense. Interest expense increased by $0.6 million to $11.0 million in the six months ended June 30, 2019 from $10.4 million in the six months ended June 30, 2018 due to a higher interest rate on debt resulting from an increase in LIBOR in the 2019 period, partially offset by a lower average debt balance in the six months ended June 30, 2019. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver during the second quarter of 2019, using funds generated from the private placement of common units.
Other Income. The increase in other income in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in interest income earned under the Investment Management Agreement.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $3.5 million to $34.0 million in the six months ended June 30, 2019 from $30.5 million in the six months ended June 30, 2018. The increased MLP distributable cash flow in the six months ended June 30, 2019 as compared to the prior-year period was primarily due to the 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019 and the elimination of the Partnership's distributions to Westlake as the holder of the Partnership's incentive distribution rights per the July 2018 amendment to the Partnership's target distribution tiers. These increases were partially offset by lower margins on third party sales and higher maintenance capital expenditures at OpCo.
EBITDA. EBITDA decreased by $7.8 million to $223.7 million in the six months ended June 30, 2019 from $231.5 million in the six months ended June 30, 2018. The decreased EBITDA as compared to the prior-year period was primarily due to lower third party sales prices and margins.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
Operating Activities
Operating activities provided cash of $213.7 million in the first six months of 2019 compared to cash provided by operating activities of $220.6 million in the first six months of 2018. The $6.9 million decrease in cash flows from operating activities was mainly due to a decrease in income from operations, partially offset by an increase in cash provided by working capital during the six months ended June 30, 2019 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $1.4 million in the first six months of 2019 as compared to $0.8 million of cash used in the first six months of 2018, resulting in an overall favorable change of $2.2 million. The favorable change in working capital was mainly attributable to favorable changes in accounts payable and accrued and other liabilities, partially offset by the unfavorable change in Westlake and third party accounts receivable.
Investing Activities
Net cash used for investing activities during the first six months of 2019 was $17.5 million as compared to net cash used for investing activities of $23.4 million in the first six months of 2018, mainly due to increased net cash provided under the Investment Management Agreement, partially offset by higher capital expenditures at our facilities in the first six months of 2019, as compared to the prior-year period. Capital expenditures during the first six months of 2019 and 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2019 was $198.4 million as compared to net cash used for financing activities of $195.7 million in the first six months of 2018. The cash inflows during the first six months of 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.9 million. The outflows during the first six months of 2019 were related to the distribution of $153.8 million to Westlake and of $29.6 million to other unitholders by the Partnership as well as a partial repayment of borrowings under the OpCo revolver of $201.4 million. The cash outflows during the first six months of 2018 were related to the distribution of $172.8 million to Westlake and of $26.6 million to other unitholders by the Partnership. The distributions in the first six months of 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
On March 29, 2019, we completed the private placement of 2,940,818 common units at a price of $21.40 per unit. Net proceeds from the issuance of these common units were approximately $62.9 million. The Partnership believes that, with the net proceeds from this private placement, there will be no further need for the Partnership to access the equity capital markets during the remainder of 2019.
Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under this program as of June 30, 2019.
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
On July 31, 2019, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4579 per unit payable on August 26, 2019 to unitholders of record as of August 12, 2019, which equates to a total amount of approximately $16.1 million per quarter, or approximately $64.5 million per year in aggregate, based on the number of common units outstanding on June 30, 2019. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the six months ended June 30, 2018, Westlake loaned OpCo $3.6 million to fund capital expenditures. Total capital expenditures for the six months ended June 30, 2019 were $25.6 million. No funding was required by OpCo to fund capital expenditures during the six months ended June 30, 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2019, our cash and cash equivalents totaled $17.5 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $141.3 million of cash invested under the Investment Management Agreement at June 30, 2019.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver. As of June 30, 2019, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. In September 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3% to 2%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2021. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2019, outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use short-term derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in December 2018. Based on our open derivative positions as of June 30, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.9 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $2.1 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2019, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. The weighted average variable interest rate of our debt as of June 30, 2019 was 4.6%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the June 30, 2019 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risk Management Program Investigation. The EPA has conducted inspections and information requests to assess compliance with Risk Management Program requirements under the Clean Air Act at the Calvert City facility. The EPA has identified concerns with the facility's compliance under the Risk Management Program and Release Prevention regulations in connection with certain emissions release events between 2011 and 2015. Westlake has engaged in communications with EPA to resolve these concerns. Westlake has reached an agreement in principle with the EPA to resolve all concerns for a penalty of $49,000 and an $184,000 supplemental environmental project involving the purchase of emergency response equipment for Marshall and Livingston Counties. The EPA and Westlake entered into a Consent Agreement and Final Order, effective June 25, 2019, fully resolving this matter.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 6, 2019	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 6, 2019	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)