Form 10-Q
period 2019-09-30
Westlake Chemical Partners LP
filed 2019-11-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,188,189 common units outstanding as of October 30, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$18,647	$19,744
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	164,888	148,956
Accounts receivable, net—Westlake	35,001	57,280
Accounts receivable, net—third parties	14,543	16,404
Inventories	3,698	4,388
Prepaid expenses and other current assets	559	370
Total current assets	237,336	247,142
Property, plant and equipment, net	1,113,010	1,148,265
Goodwill	5,814	5,814
Deferred charges and other assets, net	50,896	60,904
Total assets	$1,407,056	$1,462,125
LIABILITIES
Current liabilities
Accounts payable—Westlake	$13,330	$27,477
Accounts payable—third parties	4,644	5,045
Accrued and other liabilities	22,964	16,250
Total current liabilities	40,938	48,772
Long-term debt payable to Westlake	399,674	477,608
Deferred income taxes	1,631	1,664
Operating lease liabilities	2,082	—
Total liabilities	444,325	528,044
Commitments and contingencies (Note 13)
EQUITY
Common unitholders—publicly and privately held (21,065,959 and 18,125,141 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	470,977	409,608
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	47,940	48,774
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	276,345	215,810
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	686,386	718,271
Total equity	962,731	934,081
Total liabilities and equity	$1,407,056	$1,462,125
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$216,678	$313,381	$703,765	$802,085
Net co-product, ethylene and other sales—third parties	33,247	50,269	115,308	147,812
Total net sales	249,925	363,650	819,073	949,897
Cost of sales	156,706	269,743	543,242	666,367
Gross profit	93,219	93,907	275,831	283,530
Selling, general and administrative expenses	6,822	5,909	21,434	20,417
Income from operations	86,397	87,998	254,397	263,113
Other income (expense)
Interest expense—Westlake	(4,411)	(5,639)	(15,436)	(16,052)
Other income, net	565	668	2,533	1,742
Income before income taxes	82,551	83,027	241,494	248,803
Income tax provision (benefit)	72	(772)	509	(186)
Net income	82,479	83,799	240,985	248,989
Less: Net income attributable to noncontrolling interest in OpCo	67,557	71,387	197,375	211,525
Net income attributable to Westlake Chemical Partners LP	$14,922	$12,412	$43,610	$37,464
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.42	$0.38	$1.27	$1.14
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,065,959	18,119,980	20,128,775	18,116,433
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2018	$409,608	$48,774	$(242,572)	$—	$718,271	$934,081

Net income	8,422	6,533	—	—	63,441	78,396
Net proceeds from private placement of common units	62,934	—	—	—	—	62,934
Quarterly distributions to unitholders	(7,845)	(6,112)	—	—	—	(13,957)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(81,507)	(81,507)
Balance at March 31, 2019	473,119	49,195	(242,572)	—	700,205	979,947

Net income	8,222	5,511	—	—	66,377	80,110
Offering costs related to private placement of common units	(18)	—	—	—	—	(18)
Quarterly distributions to unitholders	(9,379)	(6,287)	—	—	—	(15,666)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(72,259)	(72,259)
Balance at June 30, 2019	471,944	48,419	(242,572)	—	694,323	972,114

Net income	8,934	5,988	—	—	67,557	82,479
Offering costs related to private placement of common units	(255)	—	—	—	—	(255)
Quarterly distributions to unitholders	(9,646)	(6,467)	—	—	—	(16,113)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(75,494)	(75,494)
Balance at September 30, 2019	$470,977	$47,940	$(242,572)	$—	$686,386	$962,731

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2017	$411,228	$50,265	$(241,958)	$279	$778,935	$998,749

Net income	6,498	5,064	733	—	68,419	80,714
Net effect of cash flow hedge	—	—	—	19	—	19
Units issued for vested phantom units	60	—	—	—	—	60
Quarterly distributions to unitholders	(7,000)	(5,457)	(614)	—	—	(13,071)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(91,148)	(91,148)
Balance at March 31, 2018	410,786	49,872	(241,839)	298	756,206	975,323

Net income	7,168	5,589	—	—	71,719	84,476
Net effect of cash flow hedge	—	—	—	(176)	—	(176)
Quarterly distributions to unitholders	(7,200)	(5,613)	(733)	—	—	(13,546)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(81,610)	(81,610)
Balance at June 30, 2018	410,754	49,848	(242,572)	122	746,315	964,467

Net income	6,975	5,437	—	—	71,387	83,799
Net effect of cash flow hedge	—	—	—	(122)	—	(122)
Units issued for vested phantom units	232	—	—	—	—	232
Quarterly distributions to unitholders	(7,406)	(5,774)	(1)	—	—	(13,181)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(86,066)	(86,066)
Balance at September 30, 2018	$410,555	$49,511	$(242,573)	$—	$731,636	$949,129

The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(in thousands of dollars)
Cash flows from operating activities
Net income	$240,985	$248,989
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	80,382	82,176
Provision for (recovery of) doubtful accounts	(786)	498
Loss from disposition of property, plant and equipment	458	593
Other losses (gains), net	(33)	(594)
Changes in operating assets and liabilities
Accounts receivable—third parties	2,647	(4,959)
Net accounts receivable—Westlake	8,217	5,088
Inventories	(88)	586
Prepaid expenses and other current assets	(189)	(177)
Accounts payable	(662)	(4,267)
Accrued and other liabilities	4,869	2,279
Other, net	(646)	(208)
Net cash provided by operating activities	335,154	330,004
Cash flows from investing activities
Additions to property, plant and equipment	(30,028)	(30,047)
Maturities of investments with Westlake under the Investment Management Agreement	405,445	270,050
Investments with Westlake under the Investment Management Agreement	(421,445)	(285,000)
Other	46	—
Net cash used for investing activities	(45,982)	(44,997)
Cash flows from financing activities
Net proceeds from private placement of common units	62,661	—
Proceeds from debt payable to Westlake	123,511	3,648
Repayment of debt payable to Westlake	(201,445)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(229,260)	(258,824)
Quarterly distributions to unitholders	(45,736)	(39,798)
Net cash used for financing activities	(290,269)	(294,974)
Net decrease in cash and cash equivalents	(1,097)	(9,967)
Cash and cash equivalents at beginning of period	19,744	27,008
Cash and cash equivalents at end of period	$18,647	$17,041
The accompanying notes are an integral part of these consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Basis of Presentation
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed its initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. On September 29, 2017, the Partnership completed a secondary offering of 5,175,000 common units at a price of $22.00 per unit. On March 29, 2019, the Partnership completed the issuance and sale of 2,940,818 common units at a price of $21.40 per unit through a private placement. Net proceeds to Westlake Partners from the sale of the units were approximately $62,661.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019 and 2018 and the changes in its cash position for the nine months ended September 30, 2019 and 2018.

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
The Partnership adopted the standard effective January 1, 2019 using the optional transition method, which allows entities to recognize a cumulative adjustment to the opening balance sheet in the period of adoption. The Partnership elected the package of optional transition expedients and was not required to reassess (1) whether any existing contracts are or contain leases, (2) classification of existing leases as operating or capital or (3) whether initial direct costs for existing leases qualify for capitalization under the new accounting standard. The Partnership did not elect the use of hindsight to determine the lease term when considering lease renewal or termination options. Adoption of the new standard did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2019	December 31, 2018
Trade customers	$14,614	$17,325
Allowance for doubtful accounts	(134)	(921)
	14,480	16,404
Other	63	—
Accounts receivable, net—third parties	$14,543	$16,404

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished products	$3,377	$3,876
Feedstock, additives and chemicals	321	512
Inventories	$3,698	$4,388

4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,313 and $21,960 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense on property, plant and equipment of $66,754 and $66,161 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $4,368 and $4,932 is included in costs of sales in the consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively. Amortization expense on other assets of $13,628 and $16,015 is included in costs of sales in the consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On October 31, 2019, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2019 of $0.4646 per unit. This distribution is payable on November 26, 2019 to the unitholders of record as of November 12, 2019.
The distributions are declared subsequent to quarter end; therefore, the table below represents total distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to the Partnership	$14,922	$12,412	$43,610	$37,464
Less:
Limited partners' distributions declared on common units	16,348	13,566	48,127	39,559
Distributions declared with respect to the incentive distribution rights	—	—	—	733
Distribution in excess of net income	$(1,426)	$(1,154)	$(4,517)	$(2,828)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$16,348	$—	$16,348
Distribution in excess of net income	(1,426)	—	(1,426)
Net income	$14,922	$—	$14,922
Weighted average units outstanding:
Basic and diluted	35,188,189		35,188,189
Net income per limited partner unit:
Basic and diluted	$0.42

	Three Months Ended September 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$13,566	$—	$13,566
Distribution in excess of net income	(1,154)	—	(1,154)
Net income	$12,412	$—	$12,412
Weighted average units outstanding:
Basic and diluted	32,242,210		32,242,210
Net income per limited partner unit:
Basic and diluted	$0.38

	Nine Months Ended September 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$48,127	$—	$48,127
Distribution in excess of net income	(4,517)	—	(4,517)
Net income	$43,610	$—	$43,610
Weighted average units outstanding:
Basic and diluted	34,251,005		34,251,005
Net income per limited partner unit:
Basic and diluted	$1.27

	Nine Months Ended September 30, 2018
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution declared	$39,559	$733	$40,292
Distribution in excess of net income	(2,828)	—	(2,828)
Net income	$36,731	$733	$37,464
Weighted average units outstanding:
Basic and diluted	32,238,663		32,238,663
Net income per limited partner unit:
Basic and diluted	$1.14

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
The Partnership's distribution for the three months ended September 30, 2019 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions per common unit	$0.4579	$0.4088	$1.3359	$1.1927

7. Partners' Equity
On October 4, 2018, the Partnership and Westlake GP, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. No common units had been issued under this program as of September 30, 2019.
On March 29, 2019, the Partnership completed the issuance and sale of 2,940,818 common units at a price of $21.40 per unit through a private placement. Net proceeds to the Partnership from the sale of the units were approximately $62,661. TTWF LP, Westlake's principal stockholder and a related party, acquired 1,401,869 common units out of 2,940,818 common units issued in the private placement.
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales—Westlake	$216,678	$313,381	$703,765	$802,085

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
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Feedstock purchased from Westlake and included in cost of sales	$73,813	$178,493	$285,567	$403,833
Other charges from Westlake and included in cost of sales	25,990	28,693	81,026	83,636
Total	$99,803	$207,186	$366,593	$487,469

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services received from Westlake and included in selling, general and administrative expenses	$6,525	$4,655	$19,875	$17,947

Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Goods and services purchased from Westlake and capitalized as assets	$634	$846	$1,918	$1,988

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $716 and $496 was included in the receivable under the Investment Management Agreement balance at September 30, 2019 and December 31, 2018, respectively. Total interest earned related to the Investment Management Agreement was $716 and $703 for the three months ended September 30, 2019 and 2018, respectively, and $2,688 and $1,861 for the nine months ended September 30, 2019 and 2018, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2019	December 31, 2018
Receivable under the Investment Management Agreement	$164,888	$148,956

Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2019	December 31, 2018
Accounts receivable—Westlake	$35,001	$57,280

Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	September 30, 2019	December 31, 2018
Accounts payable—Westlake	$13,330	$27,477

Related Party Leases
OpCo is obligated to Westlake under various rail cars leases. Operating lease rentals paid to Westlake for such leases were $597 and $687 for the three months ended September 30, 2019 and 2018, respectively, and $1,673 and $1,705 for nine months ended September 30, 2019 and 2018, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances. Interest on related party debt payable balances for the three months ended September 30, 2019 and 2018 was $4,411 and $5,639, respectively, and for the nine months ended September 30, 2019 and 2018 was $15,436 and $16,052, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $0 and $63 for the three months ended September 30, 2019 and 2018, respectively, and for the nine months ended September 30, 2019 and 2018 was zero and $109, respectively. At September 30, 2019 and December 31, 2018, accrued interest on related party debt was $4,411 and $5,448, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2019	December 31, 2018
Long-term debt payable to Westlake	$399,674	$477,608

Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2019 and 2018, Westlake accounted for approximately 86.7% and 86.2%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2019 and 2018, Westlake accounted for approximately 85.9% and 84.4%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2019	December 31, 2018
OpCo Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$224,064
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of April 29, 2021)	377,055	253,544
	$399,674	$477,608

On April 30, 2019, the Partnership repaid $201,445 of borrowings under the OpCo Revolver.
On March 29, 2019, the Partnership borrowed $123,511 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo.
The weighted average interest rate on all long-term debt was 4.3% and 4.4%, respectively, at September 30, 2019 and December 31, 2018.
As of September 30, 2019, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

10. Derivative Commodity Instruments
From time to time, the Partnership uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and ethylene. The Partnership does not use derivative instruments to engage in speculative activities.
The Partnership had no derivatives that were designated as fair value hedges during the nine months ended September 30, 2019 and 2018.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in net sales and cost of sales in the consolidated statements of operations for the nine months ended September 30, 2019. There were no non-hedge designated derivative instruments for the nine months ended September 30, 2018.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market price declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedge. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Partnership had non-hedge designated derivatives covering approximately 49.4 million gallons and 117.5 million pounds of commodities as of September 30, 2019.
At September 30, 2019, the fair value of these non-hedge designated derivatives recorded as accrued liabilities, other liabilities and deferred charges and other assets, net were $7,160, $172 and $274, respectively. At December 31, 2018, the fair value of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $315 and $253, respectively. The losses related to these derivatives recognized in net sales and cost of sales were $6,801 and $1,294, respectively, for the three months ended September 30, 2019, and $4,375 and $2,678, respectively, for the nine months ended September 30, 2019.
The Partnership's commodity contracts are measured using forward curves supplied by industry recognized sources and unrelated third-party services and classified as Level 2 under the fair value measurement guidance.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2019 and December 31, 2018 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at September 30, 2019. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,209	$224,064	$221,002
MLP Revolver	377,055	378,618	253,544	249,747

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

12. Supplemental Information
Accrued Liabilities
Accrued liabilities were $22,964 and $16,250 at September 30, 2019 and December 31, 2018, respectively. Commodity derivative related accrual, accrued taxes and accrued interest, which are components of accrued liabilities, were $7,160, $4,918, and $4,411, respectively, at September 30, 2019, and $315, $1,564, and $5,448, respectively, at December 31, 2018. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The change in capital expenditure accrual resulted in an increase in additions to property, plant and equipment by $1,213 for the nine months ended September 30, 2019. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $1,380 for the nine months ended September 30, 2018.
13. Commitments and Contingencies
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
MLP distributable cash flow is not substitute for the GAAP measures of net income and net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA is not substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes. Reconciliations for each of MLP distributable cash flow and EBITDA are included in the "Results of Operations" section below.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Revenue
Net sales—Westlake	$216,678	$313,381	$703,765	$802,085
Net co-product, ethylene and other sales—third parties	33,247	50,269	115,308	147,812
Total net sales	249,925	363,650	819,073	949,897
Cost of sales	156,706	269,743	543,242	666,367
Gross profit	93,219	93,907	275,831	283,530
Selling, general and administrative expenses	6,822	5,909	21,434	20,417
Income from operations	86,397	87,998	254,397	263,113
Other income (expense)
Interest expense—Westlake	(4,411)	(5,639)	(15,436)	(16,052)
Other income, net	565	668	2,533	1,742
Income before income taxes	82,551	83,027	241,494	248,803
Income tax provision (benefit)	72	(772)	509	(186)
Net income	82,479	83,799	240,985	248,989
Less: Net income attributable to noncontrolling interest in OpCo	67,557	71,387	197,375	211,525
Net income attributable to Westlake Chemical Partners LP	$14,922	$12,412	$43,610	$37,464
MLP distributable cash flow (1)	$20,452	$15,024	$54,429	$45,500
EBITDA (2)	$113,643	$115,558	$337,312	$347,031
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	-29.6%	-1.7%	-14.0%	+0.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average industry prices (1)
Ethane (cents/lb)	5.8	14.3	7.6	10.8
Propane (cents/lb)	10.3	23.5	13.0	21.5
Ethylene (cents/lb) (2)	20.7	17.3	17.1	18.6
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$121,482	$109,433	$335,154	$330,004
Loss from disposition of fixed assets	—	(26)	(458)	(593)
Changes in operating assets and liabilities and other	(39,003)	(25,608)	(93,711)	(80,422)
Net Income	82,479	83,799	240,985	248,989
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,582	26,918	80,787	82,769
Mark-to-market adjustment loss on derivative contracts	7,195	—	6,996	—
Less:
Contribution to turnaround reserves	(3,932)	(4,250)	(11,669)	(12,602)
Maintenance capital expenditures	(5,568)	(8,380)	(28,613)	(22,184)
Incentive distribution rights	—	—	—	(733)
Distributable cash flow attributable to noncontrolling interest in OpCo	(86,304)	(83,063)	(234,057)	(250,739)
MLP distributable cash flow	$20,452	$15,024	$54,429	$45,500
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$121,482	$109,433	$335,154	$330,004
Loss from disposition of fixed assets	—	(26)	(458)	(593)
Changes in operating assets and liabilities and other	(39,003)	(25,608)	(93,711)	(80,422)
Net Income	82,479	83,799	240,985	248,989
Less:
Other income, net	565	668	2,533	1,742
Interest expense	(4,411)	(5,639)	(15,436)	(16,052)
(Provision)/Benefit for income taxes	(72)	772	(509)	186
Income from operations	86,397	87,998	254,397	263,113
Add:
Depreciation and amortization	26,681	26,892	80,382	82,176
Other income, net	565	668	2,533	1,742
EBITDA	$113,643	$115,558	$337,312	$347,031

Summary
For the quarter ended September 30, 2019, net income of $82.5 million on net sales of $249.9 million was comparable to net income of $83.8 million on net sales of $363.7 million for the quarter ended September 30, 2018. Net income attributable to Westlake Chemical Partners LP for the third quarter of 2019 was $14.9 million as compared to $12.4 million for the third quarter of 2018, an increase of $2.5 million, which was primarily due to a 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019. Net sales for the third quarter of 2019 decreased by $113.8 million as compared to net sales for the third quarter of 2018 mainly due to lower sales prices to Westlake per the terms of the Ethylene Sales Agreement. Income from operations was $86.4 million for the third quarter of 2019 as compared to $88.0 million for the third quarter of 2018. Income from operations for the third quarter of 2019 decreased slightly, mainly as a result of higher selling, general and administrative expenses, as compared to the third quarter of 2018.
For the nine months ended September 30, 2019, net income was $241.0 million on net sales of $819.1 million. This represents a decrease in net income of $8.0 million as compared to the nine months ended September 30, 2018 net income of $249.0 million on net sales of $949.9 million. The decrease in net income in the nine months ended September 30, 2019 was primarily due to lower average third party sales prices, derivative loss positions and expenses associated with the acquisition of the incremental interest in OpCo, partially offset by higher third party sales volumes and lower feedstock costs, as compared to the nine months ended September 30, 2018. Net income attributable to Westlake Chemical Partners LP for the nine months ended September 30, 2019 was $43.6 million as compared to $37.5 million for the nine months ended September 30, 2018, an increase of $6.1 million, which was primarily due to a 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, and higher ethylene sales margins, partially offset by higher selling, general and administrative expenses. Net sales for the nine months ended September 30, 2019 decreased by $130.8 million as compared to net sales for the nine months ended September 30, 2018 mainly due to decreased sales prices to Westlake per the terms of the Ethylene Sales Agreement and lower third party sales prices. Income from operations was $254.4 million for the nine months ended September 30, 2019 as compared to $263.1 million for the nine months ended September 30, 2018. Income from operations for the nine months ended September 30, 2019 decreased mainly as a result of lower third party sales prices and derivative loss positions, partially offset by higher third party ethylene volumes and lower feedstock costs as compared to the nine months ended September 30, 2018.
RESULTS OF OPERATIONS
Third Quarter 2019 Compared with Third Quarter 2018
Net Sales. Total net sales decreased by $113.8 million, or 31.3%, to $249.9 million in the third quarter of 2019 from $363.7 million in the third quarter of 2018. The overall average sales price in the third quarter of 2019 contributed to a 29.6% decrease in net sales, primarily due to lower ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement, compared to the third quarter of 2018. Overall sales volumes for the third quarter of 2019 were comparable to the third quarter of 2018.
Gross Profit. Gross profit was $93.2 million for the third quarter of 2019, which was comparable to $93.9 million for the third quarter of 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or 15.3%, to $6.8 million in the third quarter of 2019 as compared to $5.9 million in the third quarter of 2018. The increase in the third quarter of 2019 was mainly attributable to an increase in general and administrative expense allocations, partially offset by a decrease in provision for doubtful accounts as compared to the third quarter of 2018.
Interest Expense. Interest expense decreased by $1.2 million to $4.4 million in the third quarter of 2019 from $5.6 million in the third quarter of 2018, largely due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019 and a decrease in the applicable margin on the OpCo Revolver from 3% to 2% effective September 25, 2018, partially offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR").
Other Income, net. Other income, net in the third quarter of 2019 was comparable to the third quarter of 2018.
Provision for Income Taxes. Provision for income taxes was $0.1 million in the third quarter of 2019 as compared to a benefit of $0.8 million in the third quarter of 2018. The increase was mainly attributable to a tax benefit in 2018 due to a revaluation of the state deferred income tax liability arising from a decrease in state tax apportionment.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $5.5 million to $20.5 million in the third quarter of 2019 from $15.0 million in the third quarter of 2018. The increased MLP distributable cash flow in the third quarter of 2019, as compared to the prior-year period, was primarily a result of the 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, higher third party sales volume and margins.
EBITDA. EBITDA decreased by $2.0 million to $113.6 million in the third quarter of 2019 from $115.6 million in the third quarter of 2018. The decreased EBITDA as compared to the prior-year period was primarily due to derivative losses, partially offset by higher third party ethylene sales prices and margins.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Net Sales. Total net sales decreased by $130.8 million, or 13.8%, to $819.1 million in the nine months ended September 30, 2019 from $949.9 million in the nine months ended September 30, 2018. The overall decreased sales price for the nine months ended September 30, 2019 contributed to a 14.0% decrease in net sales, as compared to the nine months ended September 30, 2018, which was mainly due to lower sales prices to Westlake per the terms of the Ethylene Sales Agreement as well as lower third party sales prices. Overall sales volumes in the nine months ended September 30, 2019 were comparable to the nine months ended September 30, 2018.
Gross Profit. Gross profit decreased to $275.8 million for the nine months ended September 30, 2019 from $283.5 million for the nine months ended September 30, 2018. The nine months ended September 30, 2019 gross profit was lower mainly due to lower third party sales prices and derivative loss positions, partially offset by higher third party ethylene sales volume and lower feedstock costs, as compared to the nine months ended September 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively comparable to the prior-year period with a slight increase of $1.0 million, or 4.9%, to $21.4 million in the nine months ended September 30, 2019 as compared to $20.4 million in the nine months ended September 30, 2018. The increase was mainly attributable to expenses associated with the acquisition of an incremental interest in OpCo and increased general and administrative expense allocations, partially offset by a decrease in provision for doubtful accounts in the nine months ended September 30, 2019, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $0.7 million to $15.4 million in the nine months ended September 30, 2019 from $16.1 million in the nine months ended September 30, 2018 due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019 and a decrease in the applicable margin on the OpCo Revolver from 3% to 2% effective September 25, 2018, partially offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR") in the nine months ended September 30, 2019. The lower debt balance was due to the partial repayment of borrowings under the OpCo Revolver during the second quarter of 2019, using funds generated from the private placement of common units.
Other Income, net. Other income, net increased by $0.8 million in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in interest income earned under the Investment Management Agreement.
Provision for Income Taxes. Provision for income taxes was $0.5 million for the nine months ended September 30, 2019 as compared to a benefit of $0.2 million for the nine months ended September 30, 2018. The increase was mainly attributable to a tax benefit in 2018 due to a revaluation of the state deferred income tax liability arising from a decrease in state tax apportionment.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $8.9 million to $54.4 million in the nine months ended September 30, 2019 from $45.5 million in the nine months ended September 30, 2018. The increased MLP distributable cash flow in the nine months ended September 30, 2019 as compared to the prior-year period was primarily due to the 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019. The increase was partially offset by the timing of maintenance capital expenditures and one-time costs associated with the acquisition of the incremental interest in OpCo.
EBITDA. EBITDA decreased by $9.7 million to $337.3 million in the nine months ended September 30, 2019 from $347.0 million in the nine months ended September 30, 2018. The decreased EBITDA as compared to the prior-year period was primarily due to lower third party sales prices and derivative loss positions, partially offset by higher third party ethylene sales volume and lower feedstock costs.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
Operating Activities
Operating activities provided cash of $335.2 million in the first nine months of 2019 compared to cash provided by operating activities of $330.0 million in the first nine months of 2018. The $5.2 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital during the nine months ended September 30, 2019 as compared to the prior-year period, partially offset by a decrease in income from operations. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $14.7 million in the first nine months of 2019 as compared to $1.5 million of cash used in the first nine months of 2018, resulting in an overall favorable change of $16.2 million. The favorable change in working capital was mainly attributable to favorable changes in third party and Westlake accounts receivable, accounts payable and accrued and other liabilities.
Investing Activities
Net cash used for investing activities during the first nine months of 2019 was $46.0 million as compared to net cash used for investing activities of $45.0 million in the first nine months of 2018, mainly due to increased net cash used under the Investment Management Agreement in the first nine months of 2019, as compared to the prior-year period. Capital expenditures during the first nine months of 2019 and 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first nine months of 2019 was $290.3 million as compared to net cash used for financing activities of $295.0 million in the first nine months of 2018. The cash inflows during the first nine months of 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.7 million. The outflows during the first nine months of 2019 were related to partial repayments of borrowings under the OpCo Revolver of $201.4 million and the distribution of $229.3 million to Westlake and of $45.7 million to other unitholders by the Partnership. The cash outflows during the first nine months of 2018 were related to the distribution of $258.8 million to Westlake and of $39.8 million to other unitholders by the Partnership. The distributions in the first nine months of 2018 were partially offset by borrowings under the OpCo Revolver of $3.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
On March 29, 2019, we completed the private placement of 2,940,818 common units at a price of $21.40 per unit. Net proceeds from the issuance of these common units were approximately $62.7 million. The Partnership believes that, with the net proceeds from this private placement, there will be no further need for the Partnership to access the equity capital markets during the remainder of 2019.
Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under this program as of September 30, 2019.
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
On October 31, 2019, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4646 per unit payable on November 26, 2019 to unitholders of record as of November 12, 2019, which equates to a total amount of approximately $16.3 million per quarter, or approximately $65.4 million per year in aggregate, based on the number of common units outstanding on September 30, 2019. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the nine months ended September 30, 2018, Westlake loaned OpCo $3.6 million to fund capital expenditures. Total capital expenditures for the nine months ended September 30, 2019 were $30.0 million. No funding was required by OpCo to fund capital expenditures during the nine months ended September 30, 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2019, our cash and cash equivalents totaled $18.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $164.9 million of cash invested under the Investment Management Agreement at September 30, 2019.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver. As of September 30, 2019, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. In September 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3% to 2%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with Westlake Chemical Finance Corporation, an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2021. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2019, outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in 2018 and 2019. Based on our open derivative positions as of September 30, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $4.9 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $11.8 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2019, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. The weighted average variable interest rate of our debt as of September 30, 2019 was 4.3%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the September 30, 2019 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of September 30, 2019. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect the Company, but we do not expect the impact to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2018 Form 10-K, filed on March 1, 2019, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
Under the Omnibus Agreement, Westlake Chemical Corporation ("Westlake") has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.

Potential Flare Modifications. For several years, the Environmental Protection Agency ("EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA, which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate Westlake to take corrective actions relating to the alleged noncompliance. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $100,000.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 6, 2019	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 6, 2019	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)