Form 10-K
period 2019-12-31
Westlake Chemical Partners LP
filed 2020-02-28
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-36567

Westlake Chemical Partners LP
(Exact name of registrant as specified in its charter)

Delaware	32-0436529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2801 Post Oak Boulevard, Suite 600
Houston, Texas 77056
(Address of principal executive offices, including zip code)
(713) 585-2900
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	WLKP	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2019, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 28, 2019 of $24.59 on the New York Stock Exchange, was approximately $473.5 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
As of February 21, 2020, the registrant had 35,194,545 common units and no subordinated units outstanding.

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
Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital expenditures;

•	our quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	the Partnership's At-the-Market program and the use of any net proceeds from any sales under that program;

•	potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo's cash flow;

•
compliance with present and future environmental regulations and costs associated with environmentally-related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gas emissions or to address other issues of climate change; and

•	effects of pending legal proceedings.
We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Part 1. Item 1A. Risk Factors" of this report and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere;

•	current and potential governmental regulatory actions in the United States and other countries;

i

•	industry production capacity and operating rates;

•	the supply/demand balance for our products;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	capital market conditions, including our cost of capital, and our ability to raise adequate capital to execute our business strategies;

•	terrorist acts;

•
operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);

•	changes in laws or regulations (including regulations concerning our operations, products and the downstream applications in which our products are used);

•	technological developments;

•	our ability to integrate acquired businesses;

•	foreign currency exchange risks;

•	the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business strategies and to pay distributions;

•	our ability to implement our business strategies; and

•	creditworthiness of our customers.
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
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2019. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.

ii

PART I

Item 1. Business
General
We are a Delaware limited partnership formed by Westlake in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we completed our initial public offering (the "IPO") of 12,937,500 common units representing limited partner interests. In connection with the IPO, we acquired an initial 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. As of December 31, 2018, we had an aggregate 18.3% limited partner interest in OpCo. On March 29, 2019, we completed a private placement of 2,940,818 common units and used the net proceeds to purchase an additional 4.5% interest in OpCo, effective January 1, 2019, resulting in us owning an aggregate 22.8% limited partner interest in OpCo.
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2019, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
OpCo's assets are comprised of three ethylene production facilities, which primarily convert ethane into ethylene and have an aggregate annual capacity of approximately 3.7 billion pounds, and a 200-mile ethylene pipeline. OpCo derives substantially all of its revenue from these ethylene production facilities. Ethylene is the world's most widely used petrochemical in terms of volume and is a key building block used to produce a number of key derivatives, such as polyethylene ("PE") and polyvinyl chloride ("PVC"), which are used in a wide variety of end markets including packaging, construction and transportation. Westlake's downstream PE and PVC production facilities consume a substantial majority of the ethylene produced by OpCo. OpCo generates revenue primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our sole revenue generating asset is our 22.8% limited partner interest in OpCo.
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

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2019:

Public Common Units	59.9%
Interests of Westlake:
Common Units	40.1%
Non-Economic General Partner Interest	—
Incentive Distribution Rights	—	(1)
	100.0%

______________________________

(1)
Incentive distribution rights represent a variable interest in distributions and thus are not expressed as a fixed percentage. Distributions with respect to the incentive distribution rights are classified as distributions with respect to equity interests.

Our Assets and Operations
Our sole revenue generating asset is our 22.8% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:

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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2019:

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
Under the Ethylene Sales Agreement, OpCo has the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
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
Exchange Agreement
OpCo and Westlake are parties to an exchange agreement, which had an initial term through August 1, 2015 and continues on an annual basis unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay Westlake an exchange fee of $0.006 per pound.
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
Investment Management Agreement
On August 17, 2017, we, OpCo and Westlake executed an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
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

It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2019, OpCo incurred capital expenditures of $2.7 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $3.2 million in 2020 and $3.3 million in 2021, respectively, related to environmental compliance. The expected 2020 and 2021 capital expenditures are relatively higher than the amounts we have spent related to environmental compliance in recent years due to increased capital expenditures related to Environmental Protection Agency (the "EPA") regulations. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
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
Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3—Legal Proceedings" below.
Employees
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2019, 150 employees were seconded to OpCo. Of these, 25 are covered by collective bargaining agreements that expire on November 1, 2024. There have been no strikes, lockouts or work stoppages at OpCo's facilities. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.
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
Competition
Due to the Ethylene Sales Agreement and integration with Westlake, OpCo does not directly compete with other ethylene producers for 95% of the planned volumes it produces. It is only on the 5% of planned ethylene volumes not sold to Westlake where OpCo competes with other regional merchant ethylene producers, including LyondellBasell Industries, N.V., Shell Chemical Company, BASF Corporation and Motiva Enterprises LLC.

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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced from the third quarter of 2014 through 2019 (as of December 31, 2019, approximately 43% lower than their 2014 peak levels) have led and may lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as those experienced from the third quarter of 2014 through 2019, and could be less than the margin we earn from ethylene sales to Westlake;

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
In April 2016, the EPA issued an Information Collection Request ("ICR") for ethylene production facilities to inform the agency's mandatory Risk and Technology Review of the existing ethylene maximum available technology ("MACT") rule, which regulates the emissions of organic Hazardous Air Pollutants (HAP) including benzene, toluene and xylene among others. The EPA evaluated companies' responses and testing data from the ICR and published a proposed rule amending the ethylene MACT rule in October 2019. Among other things, the proposed rule would strengthen heat exchange system and storage vessel control requirements, add monitoring and operational requirements for flares, and remove exemptions for periods of startup, shutdown, and malfunctions. Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 21, 2020, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake the ability to prevent the removal of our general partner.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. For example, the "Clean Energy for America Act," which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our status as a partnership for U.S. federal income tax purposes.
On January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations, consistent with our private letter ruling, treat our income from the production, transportation, storage and marketing of ethylene and its co-products constitutes as "qualifying income." There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of such income tax laws in a manner that could impact our ability to qualify as a publicly traded partnership in the future. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
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
Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on unitholders' share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder's tax basis in those common units. Because distributions in excess of a unitholder's allocable share of our net taxable income decrease such unitholder's tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.
A substantial portion of the amount realized from a unitholder's sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder's adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the "amount realized" includes a partner's share of the partnership's liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly-traded interests in publicly-traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly-traded interests in publicly-traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor's broker and that a partner's "amount realized" does not include a partner's share of a publicly-traded partnership's liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder's tax returns.
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
We have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.
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
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from the sale of our common units, have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.
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

Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussion of our environmental matters contained in "Item 1. Business—Environmental" and "Note 17 —Commitments and Contingencies", to the consolidated financial statements within this report. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the Omnibus Agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 21, 2020, based upon information received from our transfer agent, there were three holders of record of our common units.
We are a publicly traded partnership and are not subject to federal income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.
Following the Partnership's cash distribution for the second quarter of 2017, the requirement under the Partnership's partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
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
Minimum Quarterly Distribution
On July 27, 2018, the partnership agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended partnership agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the percentage allocations per the amended partnership agreement. For more information on the Partnership's amended distribution allocation percentages, see Note 9 "Distributions and Net Income Per Limited Partner Unit" to the consolidated financial statements within this report.

General Partner Interests and Incentive Distribution Rights
Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests. Incentive distribution rights represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the target distribution levels have been achieved. Westlake currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following information should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$1,091,871	$1,285,622	$1,172,981	$986,736	$1,007,221
Gross profit	379,428	377,159	403,667	391,331	382,882
Selling, general and administrative expenses	29,278	27,590	29,260	24,887	23,550
Income from operations	350,150	349,569	374,407	366,444	359,332
Interest expense	(19,623)	(21,433)	(21,861)	(12,607)	(4,967)
Other income, net	3,096	2,457	1,792	601	160
Income before income taxes	333,623	330,593	354,338	354,438	354,525
Provision for income taxes	728	22	1,280	1,035	672
Net income	$332,895	$330,571	$353,058	$353,403	$353,853
Less: Net income attributable to noncontrolling interest in OpCo	271,914	281,224	304,388	312,463	314,022
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$60,981	$49,347	$48,670	$40,940	$39,831
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.77	$1.51	$1.72	$1.50	$1.47
Subordinated units	$—	$—	$1.43	$1.50	$1.47
Balance Sheet Data (end of period):
Cash and cash equivalents	$19,923	$19,744	$27,008	$88,900	$169,559
Working capital (1)	199,562	198,370	191,149	194,388	167,593
Total assets	1,393,456	1,462,125	1,515,276	1,555,228	1,290,349
Total debt	399,674	477,608	473,960	594,629	384,006
Partners' equity	952,135	934,081	998,749	920,963	847,167
Distributions per unit (2)	$1.84	$1.66	$1.48	$1.32	$1.18
Other Operating Data:
Cash flow from:
Operating activities	$450,807	$436,151	$537,357	$287,726	$452,542
Investing activities	(57,707)	(51,812)	(203,229)	(299,481)	(231,185)
Financing activities	(392,921)	(391,603)	(396,020)	(68,904)	(185,548)
Depreciation and amortization	107,320	108,842	113,985	98,210	81,210
Capital expenditures	43,707	39,862	68,858	299,638	231,185
MLP distributable cash flow (3)	73,181	60,024	54,700	32,405	37,730
EBITDA (6)	$460,566	$460,868	$490,184	$465,255	$440,702

______________________________

(1)	Working capital equals current assets less current liabilities.

(2)	Distribution per unit represents cash distributions declared per common unit for the quarters ended March 31, June 30, September 30 and December 31.

(3)
We use MLP distributable cash flow (a non-GAAP financial measure) to analyze our performance. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows ( or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. MLP distributable cash flow is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
MLP distributable cash flow is not a substitute for the GAAP measures of net income and net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. It should be noted that other limited partnerships and companies calculate MLP distributable cash flows differently, and, therefore, MLP distributable cash flows as presented for us may not be comparable to MLP distributable cash flows reported by other partnerships and companies. The following table reconciles MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.
Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$450,807	$436,151	$537,357	$287,726	$452,542
Loss from disposition of fixed assets	(515)	(1,849)	(3,033)	(3,021)	(1,812)
Changes in operating assets and liabilities and other	(117,397)	(103,731)	(181,266)	68,698	(96,877)
Net Income	332,895	330,571	353,058	353,403	353,853
Add:
Depreciation, amortization and disposition of property, plant and equipment (1)	107,835	110,691	117,128	98,210	81,210
Mark-to-market adjustment loss on derivative contracts	1,301	62	—	—	—
Less:
Contribution to turnaround reserves (2)	(15,630)	(16,840)	(30,580)	(40,014)	(28,183)
Maintenance capital expenditures (3)	(39,940)	(31,481)	(37,775)	(120,353)	(67,935)
Incentive distribution rights	—	(733)	(1,666)	(281)	—
Distributable cash flow attributable to noncontrolling interest in OpCo	(313,280)	(332,246)	(345,465)	(258,560)	(301,215)
MLP distributable cash flow	$73,181	$60,024	$54,700	$32,405	$37,730

______________________________

(1)
Higher depreciation, amortization and disposition of property, plant and equipment in 2019, 2018 and 2017, as compared to 2016, are primarily related to the increase in the property, plant and equipment and the turnaround deferred costs associated with the Lake Charles Petro 1 facility upgrade and expansion project that was completed in July 2016 and the Calvert City Olefins facility upgrade and capacity expansion project that was completed in April 2017.

(2)	Contribution to turnaround reserves is primarily driven by the turnaround cycle.

(3)	Lower maintenance capital expenditures in 2019, 2018 and 2017, as compared to 2016, are primarily related to the Lake Charles Petro 1 facility maintenance capital expenditures incurred in 2016.

(4)
EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the SEC as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use EBITDA to analyze our performance. EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
EBITDA is not a substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes. The following table reconciles EBITDA to net income, income from operations and to cash flows from operating activities, the most directly comparable GAAP measures.
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$450,807	$436,151	$537,357	$287,726	$452,542
Loss from disposition of fixed assets	(515)	(1,849)	(3,033)	(3,021)	(1,812)
Changes in operating assets and liabilities and other	(117,397)	(103,731)	(181,266)	68,698	(96,877)
Net income	332,895	330,571	353,058	353,403	353,853
Less:
Other income, net	3,096	2,457	1,792	601	160
Interest expense	(19,623)	(21,433)	(21,861)	(12,607)	(4,967)
Provision for income taxes	(728)	(22)	(1,280)	(1,035)	(672)
Income from operations	350,150	349,569	374,407	366,444	359,332
Add:
Depreciation and amortization	107,320	108,842	113,985	98,210	81,210
Other income, net	3,096	2,457	1,792	601	160
EBITDA	$460,566	$460,868	$490,184	$465,255	$440,702

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
Currently, our sole revenue generating asset is our 22.8% limited partner interest in OpCo, a limited partnership formed by Westlake and us in anticipation of the IPO to own and operate an ethylene production business. We control OpCo through our ownership of its general partner. Westlake retains the remaining 77.2% limited partner interest in OpCo as well as a significant interest in us through its ownership of our general partner, 40.1% of our limited partner units (consisting of 14,122,230 common units ) and our incentive distribution rights. OpCo's assets include (1) two ethylene production facilities ("Petro 1" and "Petro 2" and, collectively, "Lake Charles Olefins") at Westlake's Lake Charles, Louisiana site; (2) one ethylene production facility ("Calvert City Olefins") at Westlake's Calvert City, Kentucky site; and (3) a 200-mile common carrier ethylene pipeline (the "Longview Pipeline") that runs from Mont Belvieu, Texas to Westlake's Longview, Texas facility.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2019, all the third-party ethylene and associated co-products sales generated 14.1% of our total revenues.

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
How We Source Feedstock
OpCo has entered into a 12-year feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. For its approximately five percent merchant sales, OpCo may purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
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
MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the non-GAAP measures of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
MLP distributable cash flow is not a substitute for the GAAP measures of net income and net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA is not a substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes. Reconciliations for each of MLP distributable cash flow and EBITDA are included in Item 6. "Selected Financial Data" above.
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

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$937,625	$1,074,957	$973,081
Net co-products, ethylene and feedstock sales—third parties	154,246	210,665	199,900
Total net sales	1,091,871	1,285,622	1,172,981
Gross profit	379,428	377,159	403,667
Selling, general and administrative expenses	29,278	27,590	29,260
Income from operations	350,150	349,569	374,407
Other income (expense)
Interest expense—Westlake	(19,623)	(21,433)	(21,861)
Other income, net	3,096	2,457	1,792
Income before income taxes	333,623	330,593	354,338
Provision for income taxes	728	22	1,280
Net income	$332,895	$330,571	$353,058
Less: Net income attributable to noncontrolling interest in OpCo	271,914	281,224	304,388
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$60,981	$49,347	$48,670
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.77	$1.51	$1.72
Subordinated units	$—	$—	$1.43
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	20,365,828	18,118,628	14,270,240
Common units—Westlake	14,122,230	14,122,230	7,831,307
Subordinated units—Westlake	—	—	6,290,923
MLP distributable cash flow (1)	$73,181	$60,024	$54,700
EBITDA (1)	$460,566	$460,868	$490,184

	Year Ended December 31,
	2019		2018
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	-15.4%	+0.3%	+6.0%	+3.6%

	Year Ended December 31,
	2019	2018	2017
Average industry prices (2)
Ethane (cents/lb)	7.3	11.0	8.3
Propane (cents/lb)	12.7	20.8	18.1
Ethylene (cents/lb) (3)	18.5	19.0	28.0

______________________________

(1)	See "Item 6. Selected Financial Data", for discussions on non-GAAP financial measures.

(2)	Industry pricing data was obtained through IHS. We have not independently verified the data.

(3)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Summary
For the year ended December 31, 2019, net income was $332.9 million on net sales of $1,091.9 million, which was comparable to net income of $330.6 million on net sales of $1,285.6 million for the year ended December 31, 2018. Net income attributable to the Partnership in 2019 was $61.0 million as compared to $49.3 million in 2018, an increase of $11.7 million, which was primarily due to a 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, and higher third party sales margins. Net sales for 2019 decreased by $193.7 million as compared to 2018 mainly due to decreased sales prices to Westlake per the terms of the Ethylene Sales Agreement. Income from operations was $350.2 million for 2019, which was comparable to $349.6 million for 2018.
2019 Compared with 2018
Net Sales. Net sales decreased by $193.7 million, or 15.1%, to $1,091.9 million in 2019 from $1,285.6 million in 2018, primarily due to lower ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement. The overall decreased sales price in 2019 contributed to a 15.4% decrease in net sales, compared to 2018, which was mainly due to lower sales prices to Westlake per the terms of the Ethylene Sales Agreement and lower third party ethylene sales prices. Sales volumes in 2019 were comparable to 2018.
Gross Profit. Gross profit was $379.4 million in 2019, which was comparable to gross profit of $377.2 million in 2018. The gross profit margin was 34.7% in 2019 as compared to 29.3% in 2018. The higher 2019 gross profit margin was due to improved margins on third party sales, primarily due to lower feedstock costs, as compared to 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 6.2%, to $29.3 million in 2019 from $27.6 million in 2018. The increase in 2019, as compared to 2018, was associated with the acquisition of the incremental interest in OpCo and increased general and administrative expense allocations, partially offset by a decrease in provision for doubtful accounts.
Interest Expense. Interest expense decreased by $1.8 million to $19.6 million in 2019 from $21.4 million in 2018, largely due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019 and a decrease in the applicable margin on the OpCo Revolver from 3% to 2% effective September 25, 2018, partially offset by a higher interest rate on debt due to an increase in the London Interbank Offered Rate ("LIBOR") in 2019.
Other Income, net. Other income, net increased by $0.6 million in 2019, as compared to 2018, primarily due to an increase in interest income earned under the Investment Management Agreement.
Provision for Income Taxes. Provision for income taxes increased to $0.73 million in 2019 as compared to $0.02 million in 2018. The increase was mainly attributable to a tax benefit in 2018 due to a revaluation of the state deferred income tax liability as a result of a decrease in state tax apportionment.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $13.2 million to $73.2 million in 2019 from $60.0 million in 2018. The increase in MLP distributable cash flow as compared to 2018 was primarily a result of the 4.5% increase in the Partnership's interest in OpCo, effective as of January 1, 2019, as well as higher third party sales margins, partially offset by higher maintenance capital expenditures.
EBITDA. EBITDA for 2019 was $460.6 million, which was comparable to 2018 EBITDA of $460.9 million.
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
Other Income. The increase in other income in 2018 as compared to 2017 was primarily due to the interest income related to the investment management agreement entered into in August 2017 between the Partnership, OpCo and Westlake that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake ("Investment Management Agreement").
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
Cash Flows
Operating Activities
Operating activities provided cash of $450.8 million in 2019 compared to cash provided of $436.2 million in 2018. The $14.6 million increase in cash flows from operating activities was mainly due to a decrease in use of cash in working capital during 2019 as compared to 2018. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $11.7 million in 2019 as compared to $4.3 million of cash used in 2018, resulting in an overall favorable change of $16.0 million. This change was due to a favorable change in third party and Westlake accounts receivable, accounts payable and accrued liabilities in 2019 as compared to 2018, primarily resulting from lower ethylene sales prices and feedstock costs.
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
Investing Activities
Net cash used for investing activities during 2019 was $57.7 million as compared to net cash used for investing activities of $51.8 million in 2018, mainly due to increased net cash used under the Investment Management Agreement in 2019, as compared to 2018. During 2019, we invested $529.4 million with Westlake, and $515.4 million of such investments matured. Capital expenditures were $43.7 million in 2019 compared to $39.9 million in 2018. Capital expenditures during 2019 and 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at OpCo's facilities.

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
Financing Activities
Net cash used for financing activities during 2019 was $392.9 million as compared to net cash used for financing activities of $391.6 million in 2018. The cash inflows during 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.7 million. The outflows during 2019 were related to partial repayments of borrowings under the OpCo Revolver of $201.4 million and the distribution of $315.6 million to Westlake and of $62.1 million to other unitholders by the Partnership.
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
We, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, cash invested with Westlake earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.

On January 24, 2020, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 18, 2020 to unitholders of record on February 3, 2020, which equates to approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on December 31, 2019. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. During the year ended December 31, 2018, Westlake loaned OpCo $3.6 million to fund capital expenditures. No funding was required by OpCo to fund its capital expenditures during 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2019, our cash and cash equivalents totaled $19.9 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. The Partnership had $162.8 million of cash invested under the Investment Management Agreement at December 31, 2019.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake ("OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver. As of December 31, 2019, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. On September 25, 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and to revise the applicable margin from 3% to 2%.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature in 2021. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. Borrowings under the MLP Revolver bear interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on our consolidated leverage ratio), payable quarterly. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2019, the outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.

Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2019 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$399.7	$—	$377.1	$22.6	$—
Interest (2)	24.0	16.4	6.9	0.7	—
Operating leases (3)	2.1	0.9	1.2	—
Purchase obligations (4)	13.2	13.2	—	—	—
Total	$439.0	$30.5	$385.2	$23.3	$—

______________________________

(1)	Long-Term Debt. Long-term debt consists of the OpCo Revolver and MLP Revolver.

(2)	Interest Payments. Interest payments are based on interest rates in effect at December 31, 2019.

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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $107.3 million, $108.8 million and $114.0 million in 2019, 2018 and 2017, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $1.2 million, $0.1 million and $9.6 million in 2019, 2018 and 2017, respectively. Amortization in 2019, 2018 and 2017 of previously deferred turnaround costs was $17.3 million, $20.1 million and $22.8 million, respectively. As of December 31, 2019, deferred turnaround costs, net of accumulated amortization, totaled $40.4 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the audited consolidated financial statements included within this report.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets, goodwill and intangible assets and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2019, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data.
Goodwill impairment. Goodwill is evaluated for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. We perform our annual impairment assessment in October. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the quantitative assessment during 2019, and such assessment did not indicate impairment of the goodwill. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Item 1. Business—Environmental and in Note 17 to the consolidated financial statements included within this report.

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use short-term derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in 2018 and 2019. Based on our open derivative positions as of December 31, 2019, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $3.9 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $9.3 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2019, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and accrues interest at a variable rate of LIBOR plus 200 basis points. The interest rate contract with Westlake to fix the LIBOR component of the interest rate for a portion of the MLP Revolver, which was entered into in August 2015, expired in August 2018. The weighted average variable interest rate of our debt as of December 31, 2019 was 4.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the December 31, 2019 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of December 31, 2019. LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect us, but we do not expect the impact to be material.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2019 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2019 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership's consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2020

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$19,923	$19,744
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	162,773	148,956
Accounts receivable, net—Westlake	42,847	57,280
Accounts receivable, net—third parties	9,914	16,404
Inventories	2,484	4,388
Prepaid expenses and other current assets	470	370
Total current assets	238,411	247,142
Property, plant and equipment, net	1,102,995	1,148,265
Goodwill	5,814	5,814
Deferred charges and other assets, net	46,236	60,904
Total assets	$1,393,456	$1,462,125
LIABILITIES
Current liabilities
Accounts payable—Westlake	$15,201	$27,477
Accounts payable—third parties	6,141	5,045
Accrued and other liabilities	17,507	16,250
Total current liabilities	38,849	48,772
Long-term debt payable to Westlake	399,674	477,608
Deferred income taxes	1,649	1,664
Other liabilities	1,149	—
Total liabilities	441,321	528,044
Commitments and contingencies (Note 17)
EQUITY
Common unitholders—publicly and privately held (21,072,315 and 18,125,141 units issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	471,736	409,608
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	48,350	48,774
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	277,514	215,810
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	674,621	718,271
Total equity	952,135	934,081
Total liabilities and equity	$1,393,456	$1,462,125
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$937,625	$1,074,957	$973,081
Net co-products, ethylene and other sales—third parties	154,246	210,665	199,900
Total net sales	1,091,871	1,285,622	1,172,981
Cost of sales	712,443	908,463	769,314
Gross profit	379,428	377,159	403,667
Selling, general and administrative expenses	29,278	27,590	29,260
Income from operations	350,150	349,569	374,407
Other income (expense)
Interest expense—Westlake	(19,623)	(21,433)	(21,861)
Other income, net	3,096	2,457	1,792
Income before income taxes	333,623	330,593	354,338
Provision for income taxes	728	22	1,280
Net income	332,895	330,571	353,058
Less: Net income attributable to noncontrolling interest in OpCo	271,914	281,224	304,388
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$60,981	$49,347	$48,670
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.77	$1.51	$1.72
Subordinated units	$—	$—	$1.43
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	20,365,828	18,118,628	14,270,240
Common units—Westlake	14,122,230	14,122,230	7,831,307
Subordinated units—Westlake	—	—	6,290,923
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders - Public and Privately Held	Common Unitholder - Westlake	Subordinated Unitholder - Westlake	General Partner - Westlake	Accumulated Other Comprehensive Income	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2016	$297,367	$4,813	$42,534	$(242,430)	$200	$818,479	$920,963
Net income	23,743	9,934	13,327	1,666	—	304,388	353,058
Net effect of cash flow hedge	—	—	—	—	79	—	79
Proceeds from secondary public offering, net of finance and other offering costs	110,698	—	—	—	—	—	110,698
Subordinated unit conversion	—	42,352	(42,352)	—	—	—	—
Quarterly distribution to unitholders	(20,580)	(6,834)	(13,509)	(1,194)	—	—	(42,117)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(343,932)	(343,932)
Balances at December 31, 2017	$411,228	$50,265	$—	$(241,958)	$279	$778,935	$998,749
Net income	27,320	21,294	—	733	—	281,224	330,571
Net effect of cash flow hedge	—	—	—	—	(279)	—	(279)
Units issued for vested phantom units	291	—	—	—	—	—	291
Quarterly distribution to unitholders	(29,231)	(22,785)	—	(1,347)	—	—	(53,363)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(341,888)	(341,888)
Balances at December 31, 2018	$409,608	$48,774	$—	$(242,572)	$—	$718,271	$934,081
Net income	35,978	25,003	—	—	—	271,914	332,895
Units issued for vested phantom units	146	—	—	—	—	—	146
Net proceeds from private placement of common units	62,661	—	—	—	—	—	62,661
Quarterly distribution to unitholders	(36,657)	(25,427)	—	—	—	—	(62,084)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	—	(315,564)	(315,564)
Balances at December 31, 2019	$471,736	$48,350	$—	$(242,572)	$—	$674,621	$952,135
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017

	(in thousands of dollars)
Cash flows from operating activities
Net income	$332,895	$330,571	$353,058
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	107,320	108,842	113,985
Loss from disposition of property, plant and equipment	515	1,849	3,033
Other gains, net	(459)	(347)	(1,040)
Changes in operating assets and liabilities
Accounts receivable—third parties	6,934	1,470	(6,146)
Net accounts receivable—Westlake	2,358	(442)	84,652
Inventories	1,126	1,202	(1,656)
Prepaid expenses and other current assets	(100)	(56)	(45)
Accounts payable	421	(4,476)	1,442
Accrued and other liabilities	985	(1,974)	(9)
Other, net	(1,188)	(488)	(9,917)
Net cash provided by operating activities	450,807	436,151	537,357
Cash flows from investing activities
Additions to property, plant and equipment	(43,707)	(39,862)	(68,858)
Maturities of investments with Westlake under the Investment Management Agreement	515,445	372,050	62,828
Investments with Westlake under the Investment Management Agreement	(529,445)	(384,000)	(199,000)
Other	—	—	1,801
Net cash used for investing activities	(57,707)	(51,812)	(203,229)
Cash flows from financing activities
Net proceeds from private placement of common units	62,661	—	110,698
Proceeds from debt payable to Westlake	123,511	3,648	165,257
Repayment of debt payable to Westlake	(201,445)	—	(285,926)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(315,564)	(341,888)	(343,932)
Quarterly distributions to unitholders	(62,084)	(53,363)	(42,117)
Net cash used for financing activities	(392,921)	(391,603)	(396,020)
Net increase (decrease) in cash and cash equivalents	179	(7,264)	(61,892)
Cash and cash equivalents at beginning of the year	19,744	27,008	88,900
Cash and cash equivalents at end of the year	$19,923	$19,744	$27,008
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
In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and a common carrier ethylene pipeline (collectively, the "Contributed Assets"). As of December 31, 2018, the Partnership had an aggregate 18.3% limited partner interest in OpCo. On March 29, 2019, the Partnership purchased an additional 4.5% newly-issued limited partner interest in OpCo for approximately $201,445, resulting in an aggregate 22.8% limited partner interest in OpCo, effective January 1, 2019. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Chemical Corporation. References to "Westlake" refer collectively to Westlake Chemical Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
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
The Partnership holds a 22.8% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 77.2% limited partner interest in OpCo is owned directly by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. Westlake's retained interest of 77.2% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $0, $175 and $435 for the years ended December 31, 2019, 2018 and 2017. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill and Intangible Assets
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test for the recorded goodwill was performed in October 2019 and did not indicate impairment of the goodwill. Other intangible assets with finite lives are amortized over their estimated useful life and reviewed for impairment in accordance with the provisions of the accounting guidance. As of December 31, 2019, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.

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
The Partnership generates a substantial majority of its revenue from sales to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement is intended to generate a long-term, fixed cash margin per pound. Partnership's direct commodity price risk is limited to the sales to third parties. See the Partnership's consolidated statement of operations for the disaggregation of net sales to Westlake and net sales to third parties.
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
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017 due to immateriality of the components of other comprehensive income.
Recent Accounting Pronouncements
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on trade receivables and certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard is effective for reporting periods beginning after December 15, 2019 and is not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments are effective for reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively but certain amendments should be applied prospectively. The new accounting guidance is not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
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
Under the Ethylene Sales Agreement OpCo has the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
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
Exchange Agreement
OpCo and Westlake are parties to an exchange agreement, which continues on an annual basis, unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mt. Belvieu, Texas, for which OpCo would be required to pay an exchange fee of $0.006 per pound.
OpCo Partnership Agreement
The Partnership, OpCo GP and Westlake are parties to an agreement of limited partnership for OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner.
of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. The Partnership controls OpCo GP, as its sole member, subject to certain approval rights held by Westlake.
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $162,773 of invested cash under the Investment Management Agreement at December 31, 2019.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2019	2018
Trade customers	$9,730	$17,325
Allowance for doubtful accounts	(476)	(921)
Other receivables	660	—
Accounts receivable, net—third parties	$9,914	$16,404

4. Inventories
Inventories consist of the following:

	December 31,
	2019	2018
Finished products	$2,154	$3,876
Feedstock, additives and chemicals	330	512
Inventories	$2,484	$4,388

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2019	2018
Building and improvements	$17,426	$17,426
Plant and equipment	1,825,332	1,804,684
Other	97,402	88,077
	1,940,160	1,910,187
Less: Accumulated depreciation	(882,768)	(795,167)
	1,057,392	1,115,020
Construction in progress	45,603	33,245
Property, plant and equipment, net	$1,102,995	$1,148,265

Depreciation expense on property, plant and equipment of $89,454, $88,197 and $91,154 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2019 and 2018. The impairment assessment for the recorded goodwill was performed in October 2019 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a ten-year forecast, from 2020 to 2029, to reflect the cyclicality of the Partnership's business. The forecast was based on prices and spreads projected by IHS Markit, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 9.5%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	Year Ended December 31,
	2019	2018
Turnaround costs, net	$40,416	$56,533
Other	5,820	4,371
Total deferred charges and other assets	$46,236	$60,904

Amortization expense on other assets of $17,866, $20,645 and $22,831 is included in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. Certain other assets are amortized over periods ranging from five to fifteen years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

8. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2019	2018
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$224,064
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of April 29, 2021)	377,055	253,544
Long-term debt payable to Westlake	$399,674	$477,608

On August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). The OpCo Revolver is scheduled to mature on September 25, 2023 and bears interest at a rate of LIBOR plus 2.0%, which may be paid-in-kind as an addition to the principal at OpCo's option. On April 30, 2019, the Partnership repaid $201,445 of borrowings under the OpCo Revolver.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. The MLP Revolver is scheduled to mature on April 29, 2021. In 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. The MLP Revolver bears interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. On March 29, 2019, the Partnership borrowed $123,511 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo.
As of December 31, 2019, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 4.10% and 4.40% at December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Partnership had no scheduled maturities of long-term debt until 2021. The OpCo Revolver is scheduled to mature on September 25, 2023, and the MLP Revolver is scheduled to mature on April 29, 2021.
9. Distributions and Net Income Per Limited Partner Unit
On January 24, 2020, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2019 to December 31, 2019 of $0.4714 per common unit. This distribution was paid on February 18, 2020 to unitholders of record on February 3, 2020.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31
	2019	2018	2017
Net income attributable to the Partnership	$60,981	$49,347	$48,670
Less:
Limited partners' distribution declared on common units	64,718	53,516	34,909
Limited partners' distribution declared on subordinated units	—	—	9,133
Distributions declared with respect to the incentive distribution rights	—	733	1,666
(Distribution in excess of net income) net income in excess of distribution	$(3,737)	$(4,902)	$2,962
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

	December 31, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$64,718	$—	$64,718
Distribution in excess of net income	(3,737)	—	(3,737)
Net income	$60,981	$—	$60,981
Weighted average units outstanding:
Basic and diluted	34,488,058		34,488,058
Net income per limited partner unit:
Basic and diluted	$1.77

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
The Partnership's distribution for the three months ended December 31, 2019 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership' incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2018, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Distributions per common unit	$1.8005	$1.6134	$1.4405

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

10. Partners' Equity
Following the Partnership's cash distribution for the second quarter of 2017, the requirement under the Partnership Agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, the 12,686,115 subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
On September 29, 2017, the Partnership completed its secondary offering of 5,175,000 common units at a price of $22.00 per unit. Net proceeds to the Partnership from the sale of the units were $110,739, net of underwriting discounts, structuring fees and estimated offering expenses of approximately $3,111.
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. No common units were issued under this program as of December 31, 2019.
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
Sales to related parties were as follows:

	Year Ended December 31,
	2019	2018	2017
Net sales—Westlake	$937,625	$1,074,957	$973,081

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
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2019	2018	2017
Feedstock purchased from Westlake and included in cost of sales	$366,031	$556,362	$425,255
Other charges from Westlake and included in cost of sales	106,564	114,364	96,813
Total	$472,595	$670,726	$522,068

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2019	2018	2017
Services received from Westlake and included in selling, general and administrative expenses	$26,946	$24,618	$27,262

Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2019	2018	2017
Goods and services purchased from Westlake and capitalized as assets	$2,503	$2,519	$3,491

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $601 and $496 was included in the receivable under the Investment Management Agreement balance at December 31, 2019 and 2018, respectively. The interest earned related to the Investment Management Agreement was $3,289, $2,646 and $340 for the years ended December 31, 2019, 2018 and 2017, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2019	2018
Receivable under the Investment Management Agreement	$162,773	$148,956

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Accounts Receivable
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake, any shortfall recoverable from Westlake and any buyer deficiency fees, in each case under the Ethylene Sales Agreement. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the year, OpCo is entitled to recover the shortfall in the subsequent year. The shortfall is recognized in the period when such production activities occur. The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2019	2018
Accounts receivable—Westlake	$42,847	$57,280

Accounts Payable
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement. The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2019	2018
Accounts payable—Westlake	$15,201	$27,477

Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2019, 2018 and 2017 was $19,623, $21,433 and $21,861, respectively, and is reflected as a component of other income (expense) in the consolidated and statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $0 and $175 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, accrued interest on related party debt was $4,187 and $5,448, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2019	2018
Long-term debt payable to Westlake	$399,674	$477,608

Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $2,343, $2,219 and $2,284 for the years ended December 31, 2019, 2018 and 2017, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2019, 2018 and 2017, Westlake accounted for approximately 85.9%, 83.6% and 83.0%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2019, 2018 and 2017, the Partnership reimbursed $293, $418, and $415, respectively, to Westlake for certain state tax payments.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Other
See Note 10 above for an additional related party transaction.

12. Derivative Commodity Instruments
From time to time, the Partnership uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and ethylene. The Partnership does not use derivative instruments to engage in speculative activities.
The Partnership had no derivatives that were designated as fair value hedges during the years ended December 31, 2019, 2018 and 2017.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market price declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedge. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Partnership had non-hedge designated derivatives covering approximately 39.1 million gallons and 93.0 million pounds of commodities as of December 31, 2019 and 21.0 million gallons and 50.0 million pounds of commodities as of December 31, 2018.
At December 31, 2019, the fair value of these non-hedge designated derivatives recorded as accrued liabilities and accounts receivable, net were $1,959 and $597, respectively. At December 31, 2018, the fair value of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $315 and $253, respectively. The gains related to these derivatives recognized in net sales were $836 and $253 for the years ended December 31, 2019 and 2018, respectively, and the losses recognized in cost of sales were $3,335 and $315 for the years ended December 31, 2019 and 2018, respectively. There were no non-hedge designated derivative instruments for the year ended December 31, 2017.
The Partnership's commodity contracts are measured using forward curves supplied by industry recognized sources and unrelated third-party services and classified as Level 2 under the fair value measurement guidance.
13. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2019, 2018 and 2017. These phantom units vest on either the first or third anniversary of the grant date. There were no forfeitures under the Plan during 2019, 2018 and 2017. During 2019, the vesting of 4,638 phantom units was accelerated in connection with the retirement of one of the Partnership's non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2019 was $532.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Non-vested phantom unit awards as of December 31, 2019 and 2018 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2017	29,264	$23.09
Granted	9,777	26.00
Vested	(19,364)	25.20
Non-vested balance at December 31, 2018	19,677	23.78
Granted	18,272	22.03
Vested	(24,315)	21.90
Non-vested balance at December 31, 2019	13,634	23.24

Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2019 were 1,237,369. The total compensation cost recognized during the years ended December 31, 2019, 2018 and 2017 was $387, $363 and $289, respectively, and is included in selling, general and administrative expenses and classified as a liability in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2019 was $251 and the weighted average remaining term of the units at December 31, 2019 was 0.73 years.
14. Fair Value Measurements
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2019 and December 31, 2018 are summarized in the table below. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,364	$224,064	$221,002
MLP Revolver	377,055	379,452	253,544	249,747

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
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2019	2018	2017
Current
State and local	$743	$578	$796
Deferred
State and local	(15)	(556)	484
Total provision	$728	$22	$1,280

The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2019	2018	2017
Provision for federal income tax, at statutory rate	$70,062	$69,425	$124,018
State income tax provision, net of federal income tax effect	728	22	1,280
Partnership income not subject to entity-level federal income tax	(70,062)	(69,425)	(124,018)
Total provision	$728	$22	$1,280

The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2019	2018
Property, plant and equipment	$(1,574)	$(1,555)
Turnaround costs	(75)	(109)
Total deferred tax liabilities	$(1,649)	$(1,664)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,649)	$(1,664)
Total deferred tax liabilities	$(1,649)	$(1,664)

16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $17,507 and $16,250 at December 31, 2019 and 2018, respectively. Accruals related to interest expense, maintenance expenses, taxes, capital expenditures and commodity derivatives, which are components of accrued liabilities, were $4,186, $3,225, $2,611, $2,375 and $1,959 at December 31, 2019, respectively, and were $5,448, $2,688, $1,564, $2,818 and $315 at December 31, 2018, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $232 for the year ended December 31, 2019. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $1,823 for the year ended December 31, 2018.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $20,837, $20,551 and $23,063 for the years ended December 31, 2019, 2018 and 2017, respectively. Income tax paid by the Partnership was $655, $711 and $716 for the years ended December 31, 2019, 2018 and 2017, respectively, of which $362, $293 and $301 was paid directly to the tax authorities for the years ended December 31, 2019, 2018 and 2017, and $293, $418 and $415 was paid to Westlake as reimbursements for the years ended December 31, 2019, 2018 and 2017.
17. Commitments and Contingencies
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

18. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$299,086	$270,062	$249,925	$272,798
Gross profit	90,654	91,958	93,219	103,597
Income from operations	83,681	84,319	86,397	95,753
Net income	78,396	80,110	82,479	91,910
Net income attributable to Westlake Chemical Partners LP	14,955	13,733	14,922	17,371
Net income attributable to Westlake Chemical Partners LP(1)
Basic and diluted earnings per common unitholder	$0.46	$0.39	$0.42	$0.49
Weighted average limited partner units outstanding (basic and diluted)	32,345,398	35,188,189	35,188,189	35,191,487

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$284,272	$301,975	$363,650	$335,725
Gross profit	92,505	97,118	93,907	93,629
Income from operations	85,372	89,743	87,998	86,456
Net income	80,714	84,476	83,799	81,582
Net income attributable to Westlake Chemical Partners LP	12,295	12,757	12,412	11,883
Net income attributable to Westlake Chemical Partners LP
Basic and diluted earnings per common unitholder	$0.36	$0.40	$0.38	$0.37
Weighted average limited partner units outstanding (basic and diluted)	32,237,266	32,237,266	32,242,210	32,247,371

______________________________

(1)
Basic and diluted earnings per common unit ("EPU") for each quarter is computed using the weighted average units outstanding during that quarter, while EPU for the year is computed using the weighted average units outstanding for the year. As a result, the sum of the EPU for each of the four quarters may not equal the EPU for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 42 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2019, as stated in their report that appears on page 43 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2019, we paid approximately $173 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of December 31, 2019. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and all of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of December 31, 2019)	Position With Our General Partner
Albert Chao	70	President, Chief Executive Officer and Director
James Chao	72	Chairman of the Board of Directors
M. Steven Bender	63	Senior Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	49	Vice President, General Counsel, Secretary and Director
George Mangieri	69	Vice President and Chief Accounting Officer
Lawrence Teel	61	Senior Vice President, Olefins
Max L. Lukens	71	Director
Angela Minas	55	Director
Randy Woelfel	64	Director
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
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. Ms. Minas also currently serves on the board of directors and as the chair of the audit committee of the general partner of CNX Midstream Partners LP. From March 2018 to December 2019, she served on the board of directors of Weatherford International plc, and, from December 2013 to March 2018, she served on the board of directors of the general partner of Ciner Resources LP. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. Ms. Minas currently serves as a member of the Council of Overseers of the Rice University Graduate Business School and is an NACD (National Association of Corporate Directors) Leadership Fellow.
Randy G. Woelfel. Mr. Woelfel has been a director of our general partner since November 2019 and serves on the audit and conflicts committees. Since March 2013, Mr. Woelfel has served as a director of Black & Veatch Holding Company. Mr. Woelfel was Chief Executive Officer and a director of NOVA Chemicals Corporation from November 2009 until May 2014. Prior to joining NOVA, Mr. Woelfel was Managing Director of Energy for the Houston Technology Center and President of Cereplast, Inc. He began his career with Shell Oil Company in 1977. While at Shell Oil and affiliated companies, he served in a variety of senior positions, including President of Basell International, President of Basell North America and as a board member of numerous Basell International petrochemical ventures. Since 2014, Mr. Woelfel has provided services as a business consultant through Woelfel Associates Inc., a company that provides strategic advice to boards of directors and businesses. Mr. Woelfel received a Bachelor of Science degree in Chemical Engineering from Rice University and a Master's degree in Management from the Massachusetts Institute of Technology.
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Lukens and Woelfel and Ms. Minas is independent as defined under the independence standards established by the NYSE and the Exchange Act.

Committees of the Board of Directors of our General Partner
The board of directors of our general partner has one standing committee: the audit committee. The board of directors of our general partner may also form a conflicts committee from time to time.
Audit Committee
The audit committee of our general partner's board of directors has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Lukens and Woelfel and Ms. Minas, all of whom are independent. Mr. Lumpkins served as a member of the audit committee until November 2019. Mr. Lukens is the current chairman of the audit committee. The board of directors of our general partner has determined that each of Messrs. Lukens and Woelfel and Ms. Minas is an "audit committee financial expert" within the meaning of the SEC rules and "financially literate" within the meaning of the NYSE regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.wlkpartners.com.
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
Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in the Partnership Agreement. Mr. Woelfel and Ms. Minas serve on the conflicts committee. Mr. Lumpkins served as chairman of the conflicts committee until November 2019. Ms. Minas currently serves as chair of the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors held 12 meetings, our general partner's audit committee held seven meetings and our general partner's conflicts committee held seven meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2019 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2019, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steve Bender devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2019.
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
Named Executive Officers
For 2019, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Bender. The compensation allocated to us in 2019 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2019.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2019, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2019, Westlake paid Willis Towers Watson approximately $55,000 for executive compensation advisory services and approximately $2.5 million for other services (primarily related to the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services was made by Westlake management and approved by the Westlake Compensation Committee. In February 2020, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2019 raised any conflict of interest and concluded that no conflict of interest exists.
The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2019:

Air Products and Chemicals, Inc.	Huntsman Corporation
Axalta Coating Systems Ltd.	The Mosaic Company
Celanese Corporation	Olin Corporation
CF Industries Holdings, Inc.	PPG Industries, Inc.
The Chemours Company	RPM International Inc.
Eastman Chemical Company	The Sherwin-Williams Company
Ecolab Inc.	Trinseo S.A.
The Peer Group selected for 2019 reflects no changes from the previous year. The Westlake Compensation Committee may add or replace companies in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies in the Peer Group to help ensure that companies more comparable in size and business profile to Westlake are included.
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

•	aligning management interests with the interests of Westlake's stockholders; and

•	balancing short-term objectives with long-term strategic initiatives and thinking through the design of both short-term and long-term pay programs.
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

Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2019, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:

•	ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;

•	ensure internal equity;

•	recognize individual performance and contributions; or

•	recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2019, see the proxy statement that is expected to be filed by Westlake in connection with its 2020 annual meeting of stockholders. In February 2020, the Westlake Compensation Committee elected to leave the base salaries for the Westlake NEOs unchanged at: $1,144,000 for Mr. Albert Chao and $628,000 for Mr. Bender. In lieu of a salary increase for 2020, the Westlake Compensation Committee elected to issue a special, one-time grant of Westlake restricted stock units, which will vest in one year, to the Westlake NEOs, equivalent in value to what would have been provided as an increase to the base salary of the Westlake NEOs.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
Max L. Lukens
Angela Minas
M. Steven Bender
L. Benjamin Ederington
Randy G. Woelfel

Executive Compensation
The following table provides information regarding the compensation awarded to or earned during 2019 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Chao President and Chief Executive Officer	2019	$1,144,000	10.0%	$114,400
	2018	1,100,000	10.0%	110,000
	2017	1,034,000	10.0%	103,400
M. Steven Bender Senior Vice President Chief Financial Officer and Treasurer	2019	628,000	10.0%	62,800
	2018	600,000	12.5%	75,000
	2017	550,000	12.5%	68,750
______________________________

(1)	See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.

(2)	See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.

(3)
Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2019 through December 31, 2019, from January 1, 2018 through December 31, 2018 and from January 1, 2017 through December 31, 2017.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Minas and Messrs. Lukens and Woelfel) receive compensation from our general partner for their service. In 2019, Messrs. Lukens and Lumpkins and Ms. Minas each received an annual retainer valued at approximately $180,000, of which $80,000 was paid in the form of a cash retainer and the remaining $100,000 was paid in the form of a grant of phantom unit awards under the LTIP. In connection with his appointment to the Board of Directors, Mr. Woelfel received a grant of phantom unit awards valued at $100,000. All phantom unit awards vest on the first anniversary of their grant date. Mr. Lukens, as the audit committee chairman, received an additional cash retainer of $15,000, Mr. Lumpkins, as the conflicts committee chairman until November 2019, received an additional cash retainer of $20,000, and Ms. Minas, as a member of the conflicts committee, received an additional cash retainer of $15,000 in recognition of their service in 2019.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.
The following table sets forth a summary of the compensation paid to non-employee directors in 2019:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
Max L. Lukens	$92,500	$100,000	$10,826	$203,326
David Lumpkins (3)	77,500	100,000	10,826	188,326
Angela Minas	92,500	100,000	12,695	205,195
Randy G. Woelfel (3)	11,739	100,000	-	111,739
______________________________

(1)
The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2019, Mr. Lukens and Ms. Minas held 4,638 phantom units, and Mr. Woelfel held 4,358 phantom units.

(2)	The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.

(3)	Mr. Lumpkins stepped down from, and Mr. Woelfel joined, the Board of Directors in November 2019.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2019, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2019, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.

Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2019, the applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2017 through December 31, 2017 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost of living adjustments for purposes of this determination. After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2019 for our named executive officers as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$114,400
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$147,429
Ratio of (A) to (B)	.78
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 21, 2020, the beneficial ownership of our outstanding common units and subordinated units held by:

•	our general partner;

•	Westlake;

•	each director and named executive officer of our general partner; and

•	all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 1, 2020, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

	Amount and Nature of Beneficial Ownership of Common Units
Name of Beneficial Owner	Direct	Other		Percentage of Common Units Beneficially Owned
Westlake Chemical Corporation	14,122,230			40.1%
Westlake Chemical Partners GP LLC	0			0
Albert Chao	96,435	15,533,192	(1)(2)	44.4%
James Chao	55,000	15,524,099	(2)	44.3%
M. Steven Bender	12,000	0		*
L. Benjamin Ederington	10,000	0		*
Max L. Lukens	125,000	0		*
Angela Minas	15,100	0		*
Randy G. Woelfel	0			*
All directors and executive officers as a group (9 persons)	321,335	15,533,192	(1)(2)	45%

______________________________

* Less than 1% of the outstanding common units.
(1) The amount includes 9,093 common units held in a family trust for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.

(2)
The amount includes (1) 14,122,230 common units held by WPT, LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, and (2) 1,401,869 common units held by TTWFGP LLC. Two trusts for the benefit of members of the Chao family, including Messrs. James and Albert Chao, are the managers of TTWFGP LLC, a Delaware limited liability company. As of February 1, 2020, James Chao had sole voting power and sole dispositive power over 55,000 units and shared voting power and shared dispositive power over 15,524,099 units; and Albert Chao had sole voting power and sole dispositive power over 96,435 units and shared voting power and shared dispositive power over 15,533,192 units. Messrs. James and Albert Chao disclaim beneficial ownership of the 15,524,099 units held by WPT, LLC and TTWFGP LLC except to the extent of their respective pecuniary interest therein.

The following table sets forth, as of February 17, 2020, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake Chemical (1)
Directors and Named Executive Officers of Our General Partner	Direct	Other		Percent of Class
Albert Chao	931,021	92,010,554	(2)	71.8%
James Chao	272,824	92,010,554	(2)	71.3%
M. Steven Bender	109,840	0		*
L. Benjamin Ederington	64,324	0		*
Max L. Lukens	9,122	0		*
Angela Minas	0	0		0
Randy G. Woelfel	0	0		0
All directors and executive officers as a group (9 persons)	1,428,559	92,010,554		72.2%

______________________________

*	Less than 1% of the outstanding shares of common stock.

(1)	None of the shares beneficially owned by the directors or officers are pledged as security.

(2)
Two trusts for the benefit of members of the Chao family, including James Chao and Albert Chao, are the managers of TTWFGP LLC, a Delaware limited liability company, which is the general partner of TTWF LP. The limited partners of TTWF LP are five trusts principally for the benefit of members of the Chao family, including James Chao and Albert Chao and two corporations owned, indirectly or directly, by certain of these trusts and by other entities owned by members of the Chao family, including Messrs. James and Albert Chao. James Chao, Albert Chao, TTWF LP and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWF LP. Messrs. James and Albert Chao disclaim beneficial ownership of the 92,010,554 shares held by TTWF LP except to the extent of their respective pecuniary interest therein.

The following table sets forth each person known to us who is the beneficial owner of 5% or more of our outstanding common units, other than Westlake, the holdings of which are listed in the first table of this Item 12.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Energy Income Partners, LLC 10 Wright Street Westport, CT 06880	2,259,395 (1)	6.4%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	6,927,699 (2)	19.7%
Janus Henderson Group plc 201 Bishopsgate EC2M 3AE United Kingdom	1,900,928 (3)	5.4%
____________________________

(1)
Based on a Schedule 13G filed on February 14, 2020. According to the filing, Energy Income Partners, LLC had shared voting and shared dispositive power over 2,259,395 common units. In addition, each of James J. Murchie, Eva Pao and John Tyssel had shared voting and shared dispositive power over 2,259,395 common units as portfolios managers with respect to the portfolios managed by Energy Income Partners, LLC, and Saul Ballesteros had shared voting and shared dispositive power over 2,259,395 common units as a control person of Energy Income Partners, LLC.

(2)	Based on an Amendment No. 1 to a Schedule 13G filed on February 12, 2020. According to the filing, Invesco Ltd. had sole voting and sole dispositive power over 6,927,699 common units.

(3)
Based on an Amendment No. 1 to a Schedule 13G filed on February 14, 2020. According to the filing, Janus Henderson Group plc. had shared voting and shared dispositive power over 1,900,928 common units and one of its managed portfolios, Janus Henderson Small Cap Value Fund ("Janus Small Cap"), had shared voting and shared dispositive power over 1,786,699 of those common units. According to the filing, another affiliate, Perkins Investment Management LLC ("Perkins"), may be deemed to be the beneficial owner of 1,900,928 common units as a result of its role as investment advisor to the managed portfolios of Janus Henderson Group plc. However, according to the filing, Perkins does not have the right to receive any dividends from, or the proceeds from the sale of, any common units held by such managed portfolios and disclaims any ownership associated with the same.

Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	13,634	$0	1,237,369
Equity compensation plan not approved by security holders	0	N/A	0
Total	13,634	$—	1,237,369

______________________________

(1)
Adopted by our general partner's board of directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.

For more information about the plan, please see Note 13 to our consolidated financial statements included in this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Westlake owns (1) 14,122,230 common units, representing an aggregate approximate 40.1% limited partner interest in us; (2) a 100% interest in our general partner; and (3) our incentive distribution rights. Transactions with Westlake and its affiliated entities are considered to be related party transactions because Westlake and its affiliates own more than 5% of our equity interests; in addition, certain of Westlake's directors and executive officers serve as directors and executive officers of both Westlake and our general partner.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common units. During 2019, we made a $1.8005 per unit distribution to all of our unitholders, resulting in Westlake receiving approximately $25.4 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2019, we paid approximately $173 million for such expenses.
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
Agreements with Westlake
Except as otherwise indicated, the agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 11 to our consolidated financial statements.
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
Investment Management Agreement
On August 1, 2017, we, OpCo and Westlake executed an Investment Management Agreement that authorizes Westlake to invest our and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, we earn a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of us or OpCo.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2019 and 2018 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2019 and December 31, 2018:

	For the year ended December 31,
	2019	2018
Audit fees (1)	$750,000	$910,000
Tax fees (2)	279,154	235,495
Total	$1,029,154	$1,145,495

______________________________

(1)
Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls, quarterly review of our consolidated financial statements, reviews of documents filed with the SEC, registration statements and comfort letters.

(2)
Represents tax services with respect to the preparation of the Partnership's 2018 K-1 statements in 2019, and the preparation of the Partnership's 2017 K-1 statements in 2018 and compliance services in 2019 and 2018, respectively.

Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2019.

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

2.3
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

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP dated as of December 1, 2017 (File No. 01-36567) (incorporated by reference to Exhibit 3.4 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on July 30, 2018 (File No. 01-36567)).

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
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

Exhibit No.	Description
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

4.10
Ninth Supplemental Indenture (including the form of the Notes), dated as of September 7, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on September 7, 2016, File No. 001-32260).

4.11
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

4.13
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

4.14
Registration Rights Agreement by and among Westlake Chemical Partners LP and the persons named therein, dated as of March 29, 2019 (incorporated by reference to Exhibit 4.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on March 29, 2019, File No. 001-36567).

4.15
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260)

4.16
Paying Agency Agreement dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

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

10.8
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical OpCo LP and Westlake Development Corporation, dated as of August 4, 2014 (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.9*	Amended and Restated Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical OpCo LP, Westlake Polymers LLC, and the lenders party thereto, dated as of June 1, 2017.

10.10†
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

10.12
Credit Agreement, dated as of August 10, 2016, by and between Bank of America, N.A. and Westlake International Holdings II C.V. (incorporated by reference to Exhibit 10.3 to Westlake Chemical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and filed on November 9, 2016, File No. 001-32260).

10.13
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260).

10.14
Exchange Agreement, effective as of August 1, 2014, by and between WPT LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.20 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 30, 2016 (File No. 01-36567) filed on March 7, 2017).

10.15
Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP, and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, (File No. 01-36567) filed on November 7, 2017).

10.16
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 01-36567) filed on August 3, 2017).

10.17
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017 (incorporated by reference to Exhibit 10.24 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

10.18
Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.12 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

10.19
Equity Distribution Agreement, dated October 4, 2018, by and among Westlake Chemical Partners LP, Westlake Chemical Partners GP LLC, UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on October 5, 2018, File No. 001-36567).

10.20
First Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 01-36567) filed on November 6, 2018).

10.21
Second Amendment to Ethylene Sales Agreement (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 01-36567) filed on November 6, 2018).

10.22*
First Amendment to Equity Distribution Agreement by and among Westlake Chemical Partners LP, Westlake Chemical Partners GP LLC, UBS Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC dated as of February 28, 2020.

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

Exhibit No.	Description

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document-The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104
Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

______________________________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	February 28, 2020	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Albert Chao

/S/ M. STEVEN BENDER	Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2020
M. Steven Bender

/S/ GEORGE J. MANGIERI	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
George J. Mangieri

/S/ L. BENJAMIN EDERINGTON	Vice President, General Counsel, Secretary and Director	February 28, 2020
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	February 28, 2020
James Chao

/S/ MAX L. LUKENS	Director	February 28, 2020
Max L. Lukens

/S/ ANGELA MINAS	Director	February 28, 2020
Angela Minas

/S/ RANDY WOELFEL	Director	February 28, 2020
Randy Woelfel