Form 10-Q
period 2020-03-31
Westlake Chemical Partners LP
filed 2020-05-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,194,545 common units outstanding as of April 29, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$24,081	$19,923
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	161,759	162,773
Accounts receivable, net—Westlake	40,560	42,847
Accounts receivable, net—third parties	13,535	9,914
Inventories	2,000	2,484
Prepaid expenses and other current assets	204	470
Total current assets	242,139	238,411
Property, plant and equipment, net	1,092,120	1,102,995
Goodwill	5,814	5,814
Deferred charges and other assets, net	42,954	46,236
Total assets	$1,383,027	$1,393,456
LIABILITIES
Current liabilities
Accounts payable—Westlake	$4,333	$15,201
Accounts payable—third parties	8,301	6,141
Accrued and other liabilities	18,032	17,507
Total current liabilities	30,666	38,849
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,649	1,649
Other liabilities	947	1,149
Total liabilities	432,936	441,321
Commitments and contingencies (Note 13)
EQUITY
Common unitholders—publicly and privately held (21,072,315 and 21,072,315 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	472,428	471,736
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	48,814	48,350
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	278,670	277,514
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	671,421	674,621
Total equity	950,091	952,135
Total liabilities and equity	$1,383,027	$1,393,456
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$214,828	$257,040
Net co-product, ethylene and other sales—third parties	35,721	42,046
Total net sales	250,549	299,086
Cost of sales	147,001	208,432
Gross profit	103,548	90,654
Selling, general and administrative expenses	6,196	6,973
Income from operations	97,352	83,681
Other income (expense)
Interest expense—Westlake	(3,950)	(5,900)
Other income, net	585	815
Income before income taxes	93,987	78,596
Income tax provision	217	200
Net income	93,770	78,396
Less: Net income attributable to noncontrolling interest in OpCo	76,023	63,441
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$17,747	$14,955
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.50	$0.46
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,072,315	18,223,168
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135

Net income	10,626	7,121	—	76,023	93,770
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(79,223)	(79,223)
Balance at March 31, 2020	$472,428	$48,814	$(242,572)	$671,421	$950,091

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2018	$409,608	$48,774	$(242,572)	$718,271	$934,081

Net income	8,422	6,533	—	63,441	78,396
Net proceeds from private placement of common units	62,934	—	—	—	62,934
Quarterly distribution to unitholders	(7,845)	(6,112)	—	—	(13,957)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(81,507)	(81,507)
Balance at March 31, 2019	$473,119	$49,195	$(242,572)	$700,205	$979,947

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in thousands of dollars)
Cash flows from operating activities
Net income	$93,770	$78,396
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,031	26,844
Loss from disposition of property, plant and equipment	97	458
Other losses (gains), net	119	(180)
Changes in operating assets and liabilities
Accounts receivable—third parties	(3,740)	1,102
Net accounts receivable—Westlake	(8,573)	1,479
Inventories	484	(587)
Prepaid expenses and other current assets	266	119
Accounts payable	1,463	2,497
Accrued and other liabilities	1,252	3,472
Other, net	(208)	(101)
Net cash provided by operating activities	110,961	113,499
Cash flows from investing activities
Additions to property, plant and equipment	(11,989)	(12,144)
Maturities of investments with Westlake under the Investment Management Agreement	79,000	80,000
Investments with Westlake under the Investment Management Agreement	(78,000)	(207,512)
Other	—	46
Net cash used for investing activities	(10,989)	(139,610)
Cash flows from financing activities
Net proceeds from private placement of common units	—	62,934
Proceeds from debt payable to Westlake	—	123,512
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(79,223)	(81,507)
Quarterly distributions to unitholders	(16,591)	(13,957)
Net cash provided by (used for) financing activities	(95,814)	90,982
Net increase in cash and cash equivalents	4,158	64,871
Cash and cash equivalents at beginning of period	19,923	19,744
Cash and cash equivalents at end of period	$24,081	$84,615
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
In connection with the IPO, the Partnership acquired a 10.6% interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and one common carrier ethylene pipeline. On March 29, 2019, the Partnership purchased an additional 4.5% newly-issued limited partner interest in OpCo for approximately $201,445, resulting in an aggregate 22.8% limited partner interest in OpCo, effective January 1, 2019. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Chemical Corporation.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"), filed with the SEC on February 28, 2020. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2019 with the exceptions of those accounting standards adopted in 2020 as discussed in Note 1.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2020, its results of operations for the three months ended March 31, 2020 and 2019 and the changes in its cash position for the three months ended March 31, 2020 and 2019.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2020 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recent Accounting Pronouncements
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Partnership is in the process of evaluating the impact that the new accounting guidance will have on the Partnership's consolidated financial position, results of operations and cash flows.
Recently Adopted Accounting Standards
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on trade receivables and certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard became effective for reporting periods beginning after December 15, 2019 and did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments became effective for reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively but certain amendments should be applied prospectively. The Partnership adopted this accounting standard effective January 1, 2020 and the adoption did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2020	December 31, 2019
Trade customers	$11,013	$9,730
Allowance for credit losses	(596)	(476)
	10,417	9,254
Other receivables	3,118	660
Accounts receivable, net—third parties	$13,535	$9,914

3. Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019
Finished products	$1,532	$2,154
Feedstock, additives and chemicals	468	330
Inventories	$2,000	$2,484

4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,753 and $22,214 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

5. Deferred Charges and Other Assets
Amortization expense on other assets of $3,278 and $4,630 is included in costs of sales in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On April 30, 2020, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2020 of $0.4714 per unit. This distribution is payable on May 26, 2020 to the unitholders of record as of May 11, 2020.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2020	2019
Net income attributable to the Partnership	$17,747	$14,955
Less:
Limited partners' distribution declared on common units	16,591	15,666
Net income in excess of distribution (distribution in excess of net income)	$1,156	$(711)
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

	Three Months Ended March 31, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,591	$—	$16,591
Net income in excess of distribution	1,156	—	1,156
Net income	$17,747	$—	$17,747
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.50

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended March 31, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$15,666	$—	$15,666
Distribution in excess of net income	(711)	—	(711)
Net income	$14,955	$—	$14,955
Weighted average units outstanding:
Basic and diluted	32,345,398		32,345,398
Net income per limited partner unit:
Basic and diluted	$0.46

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
The Partnership's distribution for the three months ended March 31, 2020 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Distributions per common unit	$0.4714	$0.4328

7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of March 31, 2020.
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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2020	2019
Net sales—Westlake	$214,828	$257,040

Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2020	2019
Feedstock purchased from Westlake and included in cost of sales	$59,638	$122,155
Other charges from Westlake and included in cost of sales	24,100	27,572
Total	$83,738	$149,727

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2020	2019
Services received from Westlake and included in selling, general and administrative expenses	$5,115	$6,603

Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2020	2019
Goods and services purchased from Westlake and capitalized as assets	$480	$643

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $587 and $601 was included in the receivable under the Investment Management Agreement balance at March 31, 2020 and December 31, 2019, respectively. Total interest earned related to the Investment Management Agreement was $587 and $818 for the three months ended March 31, 2020 and 2019, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2020	December 31, 2019
Receivable under the Investment Management Agreement	$161,759	$162,773

Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2020	December 31, 2019
Accounts receivable—Westlake	$40,560	$42,847

Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	March 31, 2020	December 31, 2019
Accounts payable—Westlake	$4,333	$15,201

Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $670 and $514 for the three months ended March 31, 2020 and 2019, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended March 31, 2020 and 2019 was $3,950 and $5,900, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $0 for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, accrued interest on related party debt was $3,950 and $4,187, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2020	December 31, 2019
Long-term debt payable to Westlake	$399,674	$399,674

Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2020 and 2019, Westlake accounted for approximately 85.7% and 85.9%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2020	December 31, 2019
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
	$399,674	$399,674

On April 30, 2019, the Partnership repaid $201,445 of borrowings under the OpCo Revolver.
On March 29, 2019, the Partnership borrowed $123,512 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended Credit Agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%.
The weighted average interest rate on all long-term debt was 3.9% and 4.1%, respectively, at March 31, 2020 and December 31, 2019.
As of March 31, 2020, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

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
The Partnership had no derivatives that were designated as fair value hedges during the three months ended March 31, 2020 and 2019.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in net sales and cost of sales in the consolidated statements of operations for the three months ended March 31, 2020 and 2019.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market price declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedge. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Partnership had non-hedge designated derivatives covering approximately 22.7 million gallons and 54.0 million pounds of commodities as of March 31, 2020 and 39.1 million gallons and 93.0 million pounds of commodities as of December 31, 2019.
At March 31, 2020, the fair values of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $1,708 and $2,838, respectively. At December 31, 2019, the fair values of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $1,959 and $597, respectively. The gains recognized in net sales and losses recognized in cost of sales related to derivatives were $3,354 and $1,448, respectively, for the three months ended March 31, 2020 and $2,211 and $880, respectively, for the three months ended March 31, 2019.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2020 and December 31, 2019 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at March 31, 2020. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$20,864	$22,619	$23,364
MLP Revolver	377,055	380,737	377,055	379,452

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

12. Supplemental Information
Accrued Liabilities
Accrued liabilities were $18,032 and $17,507 at March 31, 2020 and December 31, 2019, respectively. Accrued interest, accrued taxes, accrued maintenance, commodity derivative related accrual, and accrued capital expenditures, which are components of accrued liabilities, were $3,950, $3,536, $3,769, $1,708 and $1,630, respectively, at March 31, 2020 and $4,187, $2,611, $3,225, $1,959 and $2,375, respectively, at December 31, 2019. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $20 and $52 for the three months ended March 31, 2020 and 2019, respectively.

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

14. Subsequent Events
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. Though the Partnership did not experience significant disruptions in the first quarter of 2020 and does not expect significant resulting disruptions to its business operations, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the impact on the operation of OpCo facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K"), as filed with the SEC on February 28, 2020. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

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
Recent Developments Affecting Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. We did not experience significant disruptions in the first quarter of 2020 and do not expect to experience significant resulting disruptions to our business operations, primarily due to the fact that 95% of our production is sold to Westlake on a take-or-pay contract. Due to the sudden collapse of crude oil prices in early March 2020 and the addition of ethylene production capacity in recent months, prices for ethylene and co-products have remained weak. We may idle production and reduce operating rates if it is not economical for us to produce ethylene to sell to third parties.

Our first priority in our response to this crisis has been the health and safety of our operators, who are loaned to us by Westlake, and those of our customers and vendors. Westlake has implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We and Westlake have modified certain business practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We and Westlake are implementing strategies to reduce costs, increase operational efficiencies and lower its capital spending. We also expect to defer the planned turnaround at OpCo's Petro 2 ethylene unit and associated maintenance cost into the first half of 2021. The turnaround is expected to last 60 days.
For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A "Risk Factors" in this report.

Results of Operations

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Revenue
Net sales—Westlake	$214,828	$257,040
Net co-product, ethylene and other sales—third parties	35,721	42,046
Total net sales	250,549	299,086
Cost of sales	147,001	208,432
Gross profit	103,548	90,654
Selling, general and administrative expenses	6,196	6,973
Income from operations	97,352	83,681
Other income (expense)
Interest expense—Westlake	(3,950)	(5,900)
Other income, net	585	815
Income before income taxes	93,987	78,596
Income tax provision (benefit)	217	200
Net income	93,770	78,396
Less: Net income attributable to noncontrolling interest in OpCo	76,023	63,441
Net income attributable to Westlake Chemical Partners LP	$17,747	$14,955
MLP distributable cash flow (1)	$18,337	$17,555
EBITDA (2)	$123,968	$111,340
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2020
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	-19.5%	+3.3%

	Three Months Ended March 31,
	2020	2019
Average industry prices (1)
Ethane (cents/lb)	4.7	10.0
Propane (cents/lb)	8.8	15.7
Ethylene (cents/lb) (2)	15.8	17.0
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$110,961	$113,499
Loss from disposition of fixed assets	(97)	(458)
Changes in operating assets and liabilities and other	(17,094)	(34,645)
Net Income	93,770	78,396
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,127	27,302
Mark-to-market adjustment gain on derivative contracts	(2,491)	(715)
Less:
Contribution to turnaround reserves	(9,923)	(3,848)
Maintenance capital expenditures	(11,121)	(11,320)
Distributable cash flow attributable to noncontrolling interest in OpCo	(78,025)	(72,260)
MLP distributable cash flow	$18,337	$17,555
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$110,961	$113,499
Loss from disposition of fixed assets	(97)	(458)
Changes in operating assets and liabilities and other	(17,094)	(34,645)
Net Income	93,770	78,396
Less:
Other income, net	585	815
Interest expense	(3,950)	(5,900)
Provision for income taxes	(217)	(200)
Income from operations	97,352	83,681
Add:
Depreciation and amortization	26,031	26,844
Other income, net	585	815
EBITDA	$123,968	$111,340

Summary
For the quarter ended March 31, 2020, net income was $93.8 million on net sales of $250.5 million. This represents an increase in net income of $15.4 million as compared to net income of $78.4 million on net sales of $299.1 million for the quarter ended March 31, 2019. Net income for the first quarter of 2020 as compared to the first quarter of 2019 was higher primarily due higher sales volumes to Westlake and third parties, higher margins on third party ethylene sales resulting from lower feedstock costs, lower selling, general and administrative expenses and lower interest expense. Net income attributable to Westlake Chemical Partners LP for the first quarter of 2020 was $17.7 million as compared to $15.0 million for the first quarter of 2019, an increase of $2.7 million, which was primarily due to higher sales volumes due to increased production and higher margins on third party ethylene sales resulting from lower feedstock costs. Net sales for the first quarter of 2020 decreased by $48.6 million as compared to net sales for the first quarter of 2019, mainly due to lower sales prices to Westlake per the terms of the Ethylene Sales Agreement, partially offset by higher sales volumes to Westlake and third parties. Income from operations was $97.4 million for the first quarter of 2020 as compared to $83.7 million for the first quarter of 2019. Income from operations for the first quarter of 2020 increased mainly as a result of higher sales volumes, higher margins on third party ethylene sales resulting from lower feedstock costs and lower selling, general and administrative expenses, as compared to the first quarter of 2019.
RESULTS OF OPERATIONS
First Quarter 2020 Compared with First Quarter 2019
Net Sales. Total net sales decreased by $48.6 million, or 16.2%, to $250.5 million in the first quarter of 2020 from $299.1 million in the first quarter of 2019. The overall average sales price in the first quarter of 2020 contributed to a 19.5% decrease in net sales, primarily due to lower ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement, compared to the first quarter of 2019. The overall sales volume contributed to an increase in net sales of 3.3% in the first quarter of 2020 compared to the first quarter of 2019, primarily as a result of higher sales volumes to Westlake and third parties.
Gross Profit. Gross profit increased to $103.5 million for the first quarter of 2020 from $90.7 million for the first quarter of 2019. The gross profit margin in the first quarter of 2020 was 41.3%, as compared to 30.3% for the first quarter of 2019. The first quarter of 2020 gross profit margin was higher mainly due to higher sales volumes and higher margins on third party ethylene sales resulting from lower feedstock costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.8 million, or 11.4%, to $6.2 million in the first quarter of 2020 as compared to $7.0 million in the first quarter of 2019. The decrease in the first quarter of 2020 was mainly attributable to a decrease in general and administrative expense allocations, partially offset by increases in the provision for doubtful accounts and consulting and professional fees as compared to the first quarter of 2019.
Interest Expense. Interest expense decreased by $1.9 million to $4.0 million in the first quarter of 2020 from $5.9 million in the first quarter of 2019, largely due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019.
Other Income, net. Other income, net in the first quarter of 2020 was comparable to the first quarter of 2019.
Provision for Income Taxes. Provision for income taxes remained consistent at $0.2 million in the first quarter of 2020 and the first quarter of 2019.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $0.7 million to $18.3 million in the first quarter of 2020 from $17.6 million in the first quarter of 2019. The increased MLP distributable cash flow in the first quarter of 2020, as compared to the prior-year period, was primarily a result of higher sales volumes to Westlake and third parties and higher margins on third party sales.
EBITDA. EBITDA increased by $12.7 million to $124.0 million in the first quarter of 2020 from $111.3 million in the first quarter of 2019. The increased EBITDA as compared to the prior-year period was primarily due to higher sales volumes to Westlake and third parties, higher margins on third party sales and lower selling general and administrative expenses.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
Operating Activities
Operating activities provided cash of $111.0 million in the first three months of 2020 compared to cash provided by operating activities of $113.5 million in the first three months of 2019. The $2.5 million decrease in cash flows from operating activities was mainly due to an increase in cash used for working capital during the three months ended March 31, 2020 as compared to the prior-year period, partially offset by an increase in income from operations. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $8.7 million in the first three months of 2020 as compared to $8.1 million of cash provided in the first three months of 2019, resulting in an overall unfavorable change of $16.8 million, offset by the increase in net income. The unfavorable change in working capital was mainly attributable to unfavorable changes in third party and Westlake net accounts receivable.
Investing Activities
Net cash used for investing activities during the first three months of 2020 was $11.0 million as compared to net cash used for investing activities of $139.6 million in the first three months of 2019, mainly due to decreased net cash used under the Investment Management Agreement in the first three months of 2020, as compared to the prior-year period. Capital expenditures during the first three months of 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first three months of 2020 was $95.8 million as compared to net cash provided by financing activities of $91.0 million in the first three months of 2019. The outflows during the first three months of 2020 were related to the distribution of $79.2 million to Westlake and of $16.6 million to other unitholders by the Partnership. The cash inflows during the first three months of 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.9 million. The cash outflows during the first three months of 2019 were related to the distribution of $81.5 million to Westlake and of $14.0 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the ATM Agreement, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under this program as of March 31, 2020.
Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures, we expect to fund them primarily from external sources, including borrowing directly from Westlake, as well as future issuances of equity and debt interests.
The Partnership maintains separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary and possible under then current market conditions, the issuance of additional common units representing limited partner interests of the Partnership, other classes of units representing limited partner interests of the Partnership or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time, although it is not required to do so.

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
On April 30, 2020, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on May 26, 2020 to unitholders of record as of May 11, 2020, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on March 31, 2020. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the three months ended March 31, 2020 and 2019 were $12.0 million and $12.1 million, respectively. No funding was required by OpCo to fund capital expenditures during the three months ended March 31, 2020 and 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2020, our cash and cash equivalents totaled $24.1 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $161.8 million of cash invested under the Investment Management Agreement at March 31, 2020.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver. As of March 31, 2020, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. In September 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3.0% to 2.0%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2023. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2020, outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
Off-Balance Sheet Arrangements
None.

FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:

•	the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;

•	the volume of ethylene that we are able to sell;

•	the price at which we are able to sell ethylene;

•	industry market outlook, including prices and margins in third-party ethylene and co-products sales;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic;

•
our plans and Westlake’s plans to respond to the challenges presented by the COVID-19 epidemic, including planned reductions of costs, increases of operational efficiencies and lowering of capital spending, as well as the timing and deferral of the planned turnaround at OpCo's Petro 2 ethylene unit;

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

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2019 Form 10-K and the following:

•	general economic and business conditions;

•	the cyclical nature of the chemical industry;

•	the availability, cost and volatility of raw materials and energy;

•	low crude oil prices reducing the cost advantage of ethane-based ethylene producers;

•	uncertainties associated with the United States and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere;

•	uncertainties associated with pandemic infectious diseases, particularly COVID-19;

•	current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, including environmental regulations;

•	industry production capacity and operating rates;

•	the supply/demand balance for our product;

•	competitive products and pricing pressures;

•	instability in the credit and financial markets;

•	access to capital markets;

•	terrorist acts;

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. Based on our open derivative positions as of March 31, 2020, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $2.3 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $5.4 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2020, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of March 31, 2020 was 3.9%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the March 31, 2020 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of March 31, 2020. LIBOR is set to be phased out at the end of 2021 and to be replaced by an alternate benchmark rate. We do not expect the impact of the LIBOR phase out to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2019 Form 10-K, filed on March 1, 2019, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
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
Item 1A. Risk Factors

For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2019 Form 10-K. The information below includes additional risks relating to COVID-19. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
OpCo is subject to the credit risk of Westlake on a substantial majority of its revenues, and Westlake's leverage and creditworthiness could adversely affect our ability to make distributions to our unitholders. The ongoing coronavirus (COVID-19) pandemic could materially adversely affect Westlake's business, financial condition and results of operations.
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
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has continued to be a rapidly evolving situation. It has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. There have been widespread adverse impacts on the global economy, our facilities and on our loaned operators, customers and suppliers, as well as Westlake's facilities, and on Westlake's employees, customers and suppliers. While Westlake did not experience significant disruptions in the first quarter of 2020, Westlake expects significant resulting disruptions to its business operations in the near future, as the pandemic and its impacts on the global economy continue to spread through most of its markets.
Westlake, which loans us our operators, has modified certain business and workforce practices (including those related to employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our and Westlake's facilities could adversely affect our and Westlake's operations. We and Westlake may take further actions as required by government authorities or that we and Westlake determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be harmed.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our and Westlake's ability to access capital or our customers' ability to pay us for past or future purchases, which could negatively affect our liquidity. Westlake currently is the lender to a revolving credit facility with us and with OpCo. We may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of capital. The COVID-19 pandemic could also reduce the demand for our products and Westlake's products. In addition, a recession or a financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products and Westlake's products.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Exhibit

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

10.1†	Third Amendment to Senior Unsecured Revolving Credit Agreement dated as of March 19, 2020.

101.INS†	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________

†	Filed herewith.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 6, 2020	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 6, 2020	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)