Form 10-Q
period 2020-06-30
Westlake Chemical Partners LP
filed 2020-08-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,194,545 common units outstanding as of July 30, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$23,618	$19,923
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	171,391	162,773
Accounts receivable, net—Westlake	42,354	42,847
Accounts receivable, net—third parties	7,007	9,914
Inventories	1,529	2,484
Prepaid expenses and other current assets	65	470
Total current assets	245,964	238,411
Property, plant and equipment, net	1,077,499	1,102,995
Goodwill	5,814	5,814
Deferred charges and other assets, net	39,750	46,236
Total assets	$1,369,027	$1,393,456
LIABILITIES
Current liabilities
Accounts payable—Westlake	$5,440	$15,201
Accounts payable—third parties	8,846	6,141
Accrued and other liabilities	16,807	17,507
Total current liabilities	31,093	38,849
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,667	1,649
Other liabilities	740	1,149
Total liabilities	433,174	441,321
Commitments and contingencies (Note 13)
EQUITY
Common unitholders—publicly and privately held (21,072,315 and 21,072,315 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	471,392	471,736
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	48,120	48,350
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	276,940	277,514
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	658,913	674,621
Total equity	935,853	952,135
Total liabilities and equity	$1,369,027	$1,393,456
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$227,431	$230,047	$442,259	$487,087
Net co-product, ethylene and other sales—third parties	11,069	40,015	46,790	82,061
Total net sales	238,500	270,062	489,049	569,148
Cost of sales	148,470	178,104	295,471	386,536
Gross profit	90,030	91,958	193,578	182,612
Selling, general and administrative expenses	6,139	7,639	12,335	14,612
Income from operations	83,891	84,319	181,243	168,000
Other income (expense)
Interest expense—Westlake	(3,431)	(5,125)	(7,381)	(11,025)
Other income, net	123	1,153	708	1,968
Income before income taxes	80,583	80,347	174,570	158,943
Income tax provision	206	237	423	437
Net income	80,377	80,110	174,147	158,506
Less: Net income attributable to noncontrolling interest in OpCo	65,517	66,377	141,540	129,818
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,860	$13,733	$32,607	$28,688
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.43	$0.39	$0.93	$0.85
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,072,315	21,065,959	21,072,315	19,652,417
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135

Net income	10,626	7,121	—	76,023	93,770
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(79,223)	(79,223)
Balance at March 31, 2020	$472,428	$48,814	$(242,572)	$671,421	$950,091

Net income	8,897	5,963	—	65,517	80,377
Quarterly distribution to unitholders	(9,933)	(6,657)	—	—	(16,590)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(78,025)	(78,025)
Balance at June 30, 2020	$471,392	$48,120	$(242,572)	$658,913	$935,853

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2018	$409,608	$48,774	$(242,572)	$718,271	$934,081

Net income	8,422	6,533	—	63,441	78,396
Net proceeds from private placement of common units	62,934	—	—	—	62,934
Quarterly distribution to unitholders	(7,845)	(6,112)	—	—	(13,957)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(81,507)	(81,507)
Balance at March 31, 2019	$473,119	$49,195	$(242,572)	$700,205	$979,947

Net income	8,222	5,511	—	66,377	80,110
Offering costs related to private placement of common units	(18)	—	—	—	(18)
Quarterly distributions to unitholders	(9,379)	(6,287)	—	—	(15,666)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(72,259)	(72,259)
Balance at June 30, 2019	$471,944	$48,419	$(242,572)	$694,323	$972,114

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(in thousands of dollars)
Cash flows from operating activities
Net income	$174,147	$158,506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,844	53,701
Loss from disposition of property, plant and equipment	446	458
Other gains, net	(310)	(181)
Changes in operating assets and liabilities
Accounts receivable—third parties	3,235	(3,821)
Net accounts receivable—Westlake	(8,890)	419
Inventories	955	(402)
Prepaid expenses and other current assets	405	275
Accounts payable	1,207	2,791
Accrued and other liabilities	998	2,096
Other, net	(318)	(170)
Net cash provided by operating activities	223,719	213,672
Cash flows from investing activities
Additions to property, plant and equipment	(20,595)	(25,582)
Maturities of investments with Westlake under the Investment Management Agreement	181,000	344,445
Investments with Westlake under the Investment Management Agreement	(190,000)	(336,445)
Other	—	46
Net cash used for investing activities	(29,595)	(17,536)
Cash flows from financing activities
Net proceeds from private placement of common units	—	62,916
Proceeds from debt payable to Westlake	—	123,511
Repayment of debt payable to Westlake	—	(201,445)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(157,248)	(153,766)
Quarterly distributions to unitholders	(33,181)	(29,623)
Net cash used for financing activities	(190,429)	(198,407)
Net increase (decrease) in cash and cash equivalents	3,695	(2,271)
Cash and cash equivalents at beginning of period	19,923	19,744
Cash and cash equivalents at end of period	$23,618	$17,473
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
In connection with the IPO, the Partnership acquired a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and one common carrier ethylene pipeline. Since the IPO, the Partnership has periodically purchased additional limited partner interest in OpCo. Most recently, on March 29, 2019, the Partnership purchased an additional 4.5% newly-issued limited partner interest in OpCo for approximately $201,445, resulting in an aggregate 22.8% limited partner interest in OpCo, effective January 1, 2019. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Chemical Corporation.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2020, its results of operations for the three and six months ended June 30, 2020 and 2019 and the changes in its cash position for the six months ended June 30, 2020 and 2019.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. Though the Partnership did not experience significant disruptions to its business operations in the six months ended June 30, 2020 and does not expect significant disruptions to its business operations resulting from COVID-19, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the impact on the operation of OpCo facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2020	December 31, 2019
Trade customers	$6,289	$9,730
Allowance for credit losses	(148)	(476)
	6,141	9,254
Other receivables	866	660
Accounts receivable, net—third parties	$7,007	$9,914

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	June 30, 2020	December 31, 2019
Finished products	$1,199	$2,154
Feedstock, additives and chemicals	330	330
Inventories	$1,529	$2,484

4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,714 and $22,227 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense on property, plant and equipment of $45,467 and $44,441 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $3,099 and $4,630 is included in costs of sales in the consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively. Amortization expense on other assets of $6,377 and $9,260 is included in costs of sales in the consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On July 31, 2020, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2020 of $0.4714 per unit. This distribution is payable on August 24, 2020 to the unitholders of record as of August 10, 2020.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to the Partnership	$14,860	$13,733	$32,607	$28,688
Less:
Limited partners' distribution declared on common units	16,590	16,113	33,181	31,779
Distribution in excess of net income	$(1,730)	$(2,380)	$(574)	$(3,091)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,590	$—	$16,590
Distribution in excess of net income	(1,730)	—	(1,730)
Net income	$14,860	$—	$14,860
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.43

	Three Months Ended June 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,113	$—	$16,113
Distribution in excess of net income	(2,380)	—	(2,380)
Net income	$13,733	$—	$13,733
Weighted average units outstanding:
Basic and diluted	35,188,189		35,188,189
Net income per limited partner unit:
Basic and diluted	$0.39

	Six Months Ended June 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,181	$—	$33,181
Distribution in excess of net income	(574)	—	(574)
Net income	$32,607	$—	$32,607
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.93

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Six Months Ended June 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$31,779	$—	$31,779
Distribution in excess of net income	(3,091)	—	(3,091)
Net income	$28,688	$—	$28,688
Weighted average units outstanding:
Basic and diluted	33,774,647		33,774,647
Net income per limited partner unit:
Basic and diluted	$0.85

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
The Partnership's distribution for the three months ended June 30, 2020 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributions per common unit	$0.4714	$0.4452	$0.9428	$0.8780

7. Partners' Equity
On October 4, 2018, the Partnership and Westlake GP, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of June 30, 2020.
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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales—Westlake	$227,431	$230,047	$442,259	$487,087

Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Feedstock purchased from Westlake and included in cost of sales	$69,324	$89,599	$128,962	$211,754
Other charges from Westlake and included in cost of sales	23,898	27,464	47,998	55,036
Total	$93,222	$117,063	$176,960	$266,790

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Services received from Westlake and included in selling, general and administrative expenses	$5,698	$6,464	$10,813	$13,067

Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Goods and services purchased from Westlake and capitalized as assets	$384	$641	$864	$1,284

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $219 and $601 was included in the receivable under the Investment Management Agreement balance at June 30, 2020 and December 31, 2019, respectively. Total interest earned related to the Investment Management Agreement was $219 and $1,155 for the three months ended June 30, 2020 and 2019, respectively, and $807 and $1,973 for the six months ended June 30, 2020 and 2019, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2020	December 31, 2019
Receivable under the Investment Management Agreement	$171,391	$162,773

Accounts Receivables
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake under the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2020	December 31, 2019
Accounts receivable—Westlake	$42,354	$42,847

Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	June 30, 2020	December 31, 2019
Accounts payable—Westlake	$5,440	$15,201

Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $726 and $562 for the three months ended June 30, 2020 and 2019, respectively, and $1,396 and $1,076 for the six months ended June 30, 2020 and 2019, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended June 30, 2020 and 2019 was $3,431 and $5,125, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was $0 for the three months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, accrued interest on related party debt was $3,431 and $4,187, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2020	December 31, 2019
Long-term debt payable to Westlake	$399,674	$399,674

Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2020 and 2019, Westlake accounted for approximately 95.4% and 85.2%, respectively, of the Partnership's net sales. During the six months ended June 30, 2020 and 2019, Westlake accounted for approximately 90.4% and 85.6%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2020	December 31, 2019
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
	$399,674	$399,674

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
The weighted average interest rate on all long-term debt was 3.4% and 4.1%, respectively, at June 30, 2020 and December 31, 2019.
As of June 30, 2020, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

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
The Partnership had no derivatives that were designated as fair value hedges during the six months ended June 30, 2020 and 2019.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in net sales and cost of sales in the consolidated statements of operations for the six months ended June 30, 2020 and 2019.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market price declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedge. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Partnership had non-hedge designated derivatives covering approximately 15.1 million gallons and 36.0 million pounds of commodities as of June 30, 2020 and 39.1 million gallons and 93.0 million pounds of commodities as of December 31, 2019.
At June 30, 2020, the fair values of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $385 and $810, respectively. At December 31, 2019, the fair values of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $1,959 and $597, respectively. The losses recognized in net sales and gains recognized in cost of sales related to derivatives were $1,199 and $1,291, respectively, for the three months ended June 30, 2020 and gains recognized in net sales and losses recognized in cost of sales were $215 and $504, respectively, for the three months ended June 30, 2019. The gains recognized in net sales and losses recognized in cost of sales related to derivatives were $2,155 and $157, respectively, for the six months ended June 30, 2020 and $2,426 and $1,384, respectively, for the six months ended June 30, 2019.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2020 and December 31, 2019 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at June 30, 2020. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$22,544	$22,619	$23,364
MLP Revolver	377,055	372,901	377,055	379,452

12. Supplemental Information
Accrued Liabilities
Accrued liabilities were $16,807 and $17,507 at June 30, 2020 and December 31, 2019, respectively. Accrued interest, accrued taxes, and accrued maintenance expense, which are components of accrued liabilities, were $3,431, $4,770, and $3,411, respectively, at June 30, 2020 and $4,187, $2,611, and $3,225, respectively, at December 31, 2019. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $182 and $567 for the six months ended June 30, 2020 and 2019, respectively.

13. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require the Partnership to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. These laws include the federal Clean Air Act, the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Toxic Substances Control Act and various other federal, state and local laws and regulations. Under CERCLA, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because the Partnership's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership. Westlake will indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014.
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
MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the non-GAAP measures of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. We use each of MLP distributable cash flow and EBITDA to analyze our performance. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships; our ability to incur and service debt and fund capital expenditures; and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

Recent Developments Affecting Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. We did not experience significant disruptions to our business operations in the six months ended June 30, 2020 and do not expect to experience significant disruptions to our business operations resulting from COVID-19, primarily due to the fact that 95% of our production is sold to Westlake on a take-or-pay contract.
Though the price of crude oil has partially recovered from its sudden collapse in early March 2020, due to the continuing impact of low crude-oil prices and the addition of ethylene production capacity in recent months, prices for ethylene and co-products have remained weak and have also negatively impacted our plants' operating rates. We may idle production and reduce operating rates if it is not economical for us to produce ethylene to sell to third parties.
Our first priority in our response to this crisis has been the health and safety of our operators, who are loaned to us by Westlake, and those of our customers and vendors. Westlake has implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We and Westlake have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We and Westlake have implemented strategies to reduce costs, increase operational efficiencies and lower capital spending. We have also deferred the planned turnaround at OpCo's Petro 2 ethylene unit and associated maintenance cost into the first half of 2021. The turnaround is expected to last 60 days.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenue
Net sales—Westlake	$227,431	$230,047	$442,259	$487,087
Net co-product, ethylene and other sales—third parties	11,069	40,015	46,790	82,061
Total net sales	238,500	270,062	489,049	569,148
Cost of sales	148,470	178,104	295,471	386,536
Gross profit	90,030	91,958	193,578	182,612
Selling, general and administrative expenses	6,139	7,639	12,335	14,612
Income from operations	83,891	84,319	181,243	168,000
Other income (expense)
Interest expense—Westlake	(3,431)	(5,125)	(7,381)	(11,025)
Other income, net	123	1,153	708	1,968
Income before income taxes	80,583	80,347	174,570	158,943
Income tax provision (benefit)	206	237	423	437
Net income	80,377	80,110	174,147	158,506
Less: Net income attributable to noncontrolling interest in OpCo	65,517	66,377	141,540	129,818
Net income attributable to Westlake Chemical Partners LP	$14,860	$13,733	$32,607	$28,688
MLP distributable cash flow (1)	$16,855	$16,422	$35,192	$33,977
EBITDA (2)	$109,827	$112,329	$233,795	$223,669
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+1.9%	-13.6%	-8.9%	-5.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average industry prices (1)
Ethane (cents/lb)	6.4	7.1	5.6	8.5
Propane (cents/lb)	9.6	12.8	9.2	14.3
Ethylene (cents/lb) (2)	11.0	13.7	13.4	15.4
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$112,758	$100,173	$223,719	$213,672
Loss from disposition of fixed assets	(349)	—	(446)	(458)
Changes in operating assets and liabilities and other	(32,032)	(20,063)	(49,126)	(54,708)
Net Income	80,377	80,110	174,147	158,506
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,164	26,903	52,291	54,205
Mark-to-market adjustment loss (gain) on derivative contracts	704	516	(1,787)	(199)
Less:
Contribution to turnaround reserves	(9,884)	(3,889)	(19,807)	(7,737)
Maintenance capital expenditures	(8,228)	(11,725)	(19,349)	(23,045)
Distributable cash flow attributable to noncontrolling interest in OpCo	(72,278)	(75,493)	(150,303)	(147,753)
MLP distributable cash flow	$16,855	$16,422	$35,192	$33,977
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$112,758	$100,173	$223,719	$213,672
Loss from disposition of fixed assets	(349)	—	(446)	(458)
Changes in operating assets and liabilities and other	(32,032)	(20,063)	(49,126)	(54,708)
Net Income	80,377	80,110	174,147	158,506
Less:
Other income, net	123	1,153	708	1,968
Interest expense	(3,431)	(5,125)	(7,381)	(11,025)
Provision for income taxes	(206)	(237)	(423)	(437)
Income from operations	83,891	84,319	181,243	168,000
Add:
Depreciation and amortization	25,813	26,857	51,844	53,701
Other income, net	123	1,153	708	1,968
EBITDA	$109,827	$112,329	$233,795	$223,669

Summary
For the quarter ended June 30, 2020, net income was $80.4 million on net sales of $238.5 million. This represents an increase in net income of $0.3 million as compared to net income of $80.1 million on net sales of $270.1 million for the quarter ended June 30, 2019. Net income attributable to Westlake Chemical Partners LP for the second quarter of 2020 was $14.9 million as compared to $13.7 million for the second quarter of 2019, an increase of $1.2 million. Net income and net income attributable to Westlake Chemical Partners LP for the first quarter of 2020 as compared to the first quarter of 2019 were higher primarily due to the higher earnings on ethylene sold to Westlake, lower manufacturing costs, selling, general and administrative expenses and interest expense, partially offset by lower ethylene production. Net sales for the second quarter of 2020 decreased by $31.6 million as compared to net sales for the second quarter of 2019, mainly due to lower sales volumes to Westlake and third parties and lower sales prices to third parties, partially offset by higher sales prices to Westlake per the terms of the Ethylene Sales Agreement. Income from operations was $83.9 million for the second quarter of 2020 as compared to $84.3 million for the second quarter of 2019. Income from operations for the second quarter of 2020 decreased mainly as a result of overall lower sales volumes to Westlake and lower sales prices and volumes to third parties, partially offset by lower manufacturing costs and selling, general and administrative expenses, as compared to the second quarter of 2019.
For the six months ended June 30, 2020, net income was $174.1 million on net sales of $489.0 million. This represents an increase in net income of $15.6 million as compared to the six months ended June 30, 2019 net income of $158.5 million on net sales of $569.1 million. Net income attributable to Westlake Chemical Partners LP for the six months ended June 30, 2020 was $32.6 million as compared to $28.7 million for the six months ended June 30, 2019, an increase of $3.9 million. The increase in net income and net income attributable to Westlake Chemical Partners LP in the six months ended June 30, 2020 was primarily due to the higher earnings on ethylene sold to Westlake, lower manufacturing costs, selling, general and administrative expenses and interest expense, partially offset by lower ethylene production, as compared to the six months ended June 30, 2019. Net sales for the six months ended June 30, 2020 decreased by $80.1 million as compared to net sales for the six months ended June 30, 2019, mainly due to lower sales prices and volumes to third parties and Westlake. Income from operations was $181.2 million for the six months ended June 30, 2020 as compared to $168.0 million for the six months ended June 30, 2019. Income from operations for the six months ended June 30, 2020 increased mainly as a result of lower manufacturing costs and selling, general and administrative expenses, partially offset by lower ethylene production, as compared to the six months ended June 30, 2019.
RESULTS OF OPERATIONS
Second Quarter 2020 Compared with Second Quarter 2019
Net Sales. Total net sales decreased by $31.6 million, or 11.7%, to $238.5 million in the second quarter of 2020 from $270.1 million in the second quarter of 2019. The overall average sales price in the second quarter of 2020 contributed to a 1.9% increase in net sales, primarily due to higher ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower sales prices to third parties, compared to the second quarter of 2019. The overall sales volume in the second quarter of 2020 contributed to a decrease in net sales of 13.6% in the second quarter of 2020 compared to the second quarter of 2019.
Gross Profit. Gross profit decreased to $90.0 million for the second quarter of 2020 from $92.0 million for the second quarter of 2019. The gross profit margin in the second quarter of 2020 was 37.7%, as compared to 34.1% for the second quarter of 2019. The second quarter of 2020 gross profit margin was higher mainly due to higher earnings on ethylene sold to Westlake and lower manufacturing costs, partially offset by lower production.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.5 million, or 19.7%, to $6.1 million in the second quarter of 2020 as compared to $7.6 million in the second quarter of 2019. The decrease in the second quarter of 2020 was mainly attributable to lower general and administrative expense allocations, provision for doubtful accounts and consulting and professional fees as compared to the second quarter of 2019.
Interest Expense. Interest expense decreased by $1.7 million to $3.4 million in the second quarter of 2020 from $5.1 million in the second quarter of 2019, largely due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019.
Other Income, net. Other income, net in the second quarter of 2020 decreased by $1.1 million to $0.1 million as compared to $1.2 million in the second quarter of 2019 due to a decrease in interest income earned under the Investment Management Agreement as a result of a lower average cash balance under the Investment Management Agreement and lower average interest rates.
Provision for Income Taxes. Provision for income taxes was $0.2 million in the second quarter of 2020, which was comparable to the second quarter of 2019.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $0.5 million to $16.9 million in the second quarter of 2020 from $16.4 million in the second quarter of 2019. The increased MLP distributable cash flow in the second quarter of 2020, as compared to the prior-year period, was primarily due to lower manufacturing costs, partially offset by lower production of ethylene at OpCo and increased turnaround reserve.
EBITDA. EBITDA decreased by $2.5 million to $109.8 million in the second quarter of 2020 from $112.3 million in the second quarter of 2019. The decreased EBITDA, as compared to the prior-year period, was primarily due to lower sales volumes to Westlake and third parties and lower sales prices to third parties, partially offset by lower manufacturing costs and selling general and administrative expenses.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Net Sales. Total net sales decreased by $80.1 million, or 14.1%, to $489.0 million in the six months ended June 30, 2020 from $569.1 million in the six months ended June 30, 2019. The overall decreased sales price for the six months ended June 30, 2020 contributed to a 8.9% decrease in net sales, as compared to the six months ended June 30, 2019, which was mainly due to lower sales prices to third parties and Westlake per the terms of the Ethylene Sales Agreement. The overall sales volume contributed to a decrease in net sales of 5.2% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Gross Profit. Gross profit increased to $193.6 million for the six months ended June 30, 2020 from $182.6 million for the six months ended June 30, 2019. The gross profit margin in the six months ended June 30, 2020 was 39.6%, as compared to 32.1% for the six months ended June 30, 2019. The six months ended June 30, 2020 gross profit margin was higher mainly due to higher earnings on ethylene sold to Westlake and lower manufacturing costs, partially offset by lower production, as compared to the six months ended June 30, 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.3 million, or 15.8%, to $12.3 million in the six months ended June 30, 2020 as compared to $14.6 million in the six months ended June 30, 2019. The decrease was mainly attributable to lower general and administrative expense allocations in the six months ended June 30, 2020, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $3.6 million to $7.4 million in the six months ended June 30, 2020 from $11.0 million in the six months ended June 30, 2019 due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019.
Other Income, net. Other income, net decreased by $1.3 million to $0.7 million in the six months ended June 30, 2020 as compared to $2.0 million in the six months ended June 30, 2019, primarily due to a decrease in interest income earned under the Investment Management Agreement as a result of a lower average cash balance under the Investment Management Agreement and lower average interest rates.
Provision for Income Taxes. Provision for income taxes was $0.4 million for the six months ended June 30, 2020, which was comparable to the six months ended June 30, 2019.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $1.2 million to $35.2 million in the six months ended June 30, 2020 from $34.0 million in the six months ended June 30, 2019. The increased MLP distributable cash flow in the six months ended June 30, 2020, as compared to the prior-year period, was primarily due to lower manufacturing costs, partially offset by lower production of ethylene at OpCo and increased turnaround reserves.
EBITDA. EBITDA increased by $10.1 million to $233.8 million in the six months ended June 30, 2020 from $223.7 million in the six months ended June 30, 2019. The increased EBITDA, as compared to the prior-year period, was primarily due to lower manufacturing costs and selling and general administrative expenses, partially offset by lower sales volumes and prices.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
Operating Activities
Operating activities provided cash of $223.7 million in the first six months of 2020 compared to cash provided by operating activities of $213.7 million in the first six months of 2019. The $10.0 million increase in cash flows from operating activities was mainly due to an increase in income from operations, partially offset by an increase in cash used for working capital during the six months ended June 30, 2020 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $2.1 million in the first six months of 2020 as compared to $1.4 million of cash provided in the first six months of 2019, resulting in an overall unfavorable change of $3.5 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in Westlake, net accounts receivable, due to lower feedstock purchases, partially offset by a favorable change in third party accounts receivable due to lower sales prices.
Investing Activities
Net cash used for investing activities during the first six months of 2020 was $29.6 million as compared to net cash used for investing activities of $17.5 million in the first six months of 2019, mainly due to increased net cash used under the Investment Management Agreement in the first six months of 2020, which was partially offset by decreased capital expenditures, as compared to the prior-year period. Capital expenditures during the first six months of 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2020 was $190.4 million as compared to net cash used by financing activities of $198.4 million in the first six months of 2019. The outflows during the first six months of 2020 were related to the distribution of $157.2 million to Westlake and of $33.2 million to other unitholders by the Partnership. The cash inflows during the first six months of 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.9 million. The cash outflows during the first six months of 2019 were related to the distribution of $153.8 million to Westlake and of $29.6 million to other unitholders by the Partnership as well as a partial repayment of borrowings under the OpCo revolver of $201.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of an equity distribution agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million ("the ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2020.
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
On July 31, 2020, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of 0.4714 per unit payable on August 24, 2020 to unitholders of record as of August 10, 2020, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on June 30, 2020. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the six months ended June 30, 2020 and 2019 were $20.6 million and $25.6 million, respectively. No funding was required by OpCo to fund capital expenditures during the six months ended June 30, 2020 and 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2020, our cash and cash equivalents totaled $23.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $171.4 million of cash invested under the Investment Management Agreement at June 30, 2020.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver. As of June 30, 2020, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. In September 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3.0% to 2.0%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2023. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2020, outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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

•
our plans and Westlake's plans to respond to the challenges presented by the COVID-19 epidemic, including planned reductions of costs, increases of operational efficiencies and lowering of capital spending, as well as the timing and deferral of the planned turnaround at OpCo's Petro 2 ethylene unit;

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. Based on our open derivative positions as of June 30, 2020, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $1.5 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $3.6 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2020, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of June 30, 2020 was 3.4%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the June 30, 2020 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of June 30, 2020. LIBOR is set to be phased out at the end of 2021 and to be replaced by an alternate benchmark rate. We do not expect the impact of the LIBOR phase out to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2019 Form 10-K, filed on February 28, 2020, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 13 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2019 Form 10-K and in the Form 10-Q for the quarter ended March 31, 2020. The risks described in those reports and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 6, 2020	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 6, 2020	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)