Form 10-Q
period 2020-09-30
Westlake Chemical Partners LP
filed 2020-11-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,194,545 common units outstanding as of October 28, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$23,331	$19,923
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	191,241	162,773
Accounts receivable, net—Westlake	56,237	42,847
Accounts receivable, net—third parties	5,144	9,914
Inventories	1,652	2,484
Prepaid expenses and other current assets	557	470
Total current assets	278,162	238,411
Property, plant and equipment, net	1,060,840	1,102,995
Goodwill	5,814	5,814
Deferred charges and other assets, net	37,466	46,236
Total assets	$1,382,282	$1,393,456
LIABILITIES
Current liabilities
Accounts payable—Westlake	$17,923	$15,201
Accounts payable—third parties	6,816	6,141
Accrued and other liabilities	16,955	17,507
Total current liabilities	41,694	38,849
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,527	1,649
Other liabilities	555	1,149
Total liabilities	443,450	441,321
Commitments and contingencies (Note 13)
EQUITY
Common unitholders—publicly and privately held (21,072,315 and 21,072,315 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	472,556	471,736
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	48,900	48,350
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	278,884	277,514
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	659,948	674,621
Total equity	938,832	952,135
Total liabilities and equity	$1,382,282	$1,393,456
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$217,763	$216,678	$660,022	$703,765
Net co-product, ethylene and other sales—third parties	14,206	33,247	60,996	115,308
Total net sales	231,969	249,925	721,018	819,073
Cost of sales	131,578	156,706	427,049	543,242
Gross profit	100,391	93,219	293,969	275,831
Selling, general and administrative expenses	6,255	6,822	18,590	21,434
Income from operations	94,136	86,397	275,379	254,397
Other income (expense)
Interest expense—Westlake	(2,320)	(4,411)	(9,701)	(15,436)
Other income, net	17	565	725	2,533
Income before income taxes	91,833	82,551	266,403	241,494
Income tax provision (benefit)	(15)	72	408	509
Net income	91,848	82,479	265,995	240,985
Less: Net income attributable to noncontrolling interest in OpCo	73,313	67,557	214,853	197,375
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$18,535	$14,922	$51,142	$43,610
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.53	$0.42	$1.45	$1.27
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,072,315	21,065,959	21,072,315	20,128,775
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135

Net income	10,626	7,121	—	76,023	93,770
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(79,223)	(79,223)
Balance at March 31, 2020	$472,428	$48,814	$(242,572)	$671,421	$950,091

Net income	8,897	5,963	—	65,517	80,377
Quarterly distribution to unitholders	(9,933)	(6,657)	—	—	(16,590)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(78,025)	(78,025)
Balance at June 30, 2020	$471,392	$48,120	$(242,572)	$658,913	$935,853

Net income	11,098	7,437	—	73,313	91,848
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(72,278)	(72,278)
Balance at September 30, 2020	$472,556	$48,900	$(242,572)	$659,948	$938,832

The accompanying notes are an integral part of the consolidated financial statements.

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2018	$409,608	$48,774	$(242,572)	$718,271	$934,081

Net income	8,422	6,533	—	63,441	78,396
Net proceeds from private placement of common units	62,934	—	—	—	62,934
Quarterly distribution to unitholders	(7,845)	(6,112)	—	—	(13,957)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(81,507)	(81,507)
Balance at March 31, 2019	$473,119	$49,195	$(242,572)	$700,205	$979,947

Net income	8,222	5,511	—	66,377	80,110
Offering costs related to private placement of common units	(18)	—	—	—	(18)
Quarterly distributions to unitholders	(9,379)	(6,287)	—	—	(15,666)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(72,259)	(72,259)
Balance at June 30, 2019	$471,944	$48,419	$(242,572)	$694,323	$972,114

Net income	8,934	5,988	—	67,557	82,479
Offering costs related to private placement of common units	(255)	—	—	—	(255)
Quarterly distributions to unitholders	(9,646)	(6,467)	—	—	(16,113)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,494)	(75,494)
Balance at September 30, 2019	$470,977	$47,940	$(242,572)	$686,386	$962,731

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(in thousands of dollars)
Cash flows from operating activities
Net income	$265,995	$240,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,767	80,382
Loss from disposition of property, plant and equipment	1,000	458
Other gains, net	(522)	(819)
Changes in operating assets and liabilities
Accounts receivable—third parties	5,170	2,647
Net accounts receivable—Westlake	(10,136)	8,217
Inventories	832	(88)
Prepaid expenses and other current assets	(87)	(189)
Accounts payable	711	(662)
Accrued and other liabilities	1,398	4,869
Other, net	(1,252)	(646)
Net cash provided by operating activities	340,876	335,154
Cash flows from investing activities
Additions to property, plant and equipment	(29,170)	(30,028)
Maturities of investments with Westlake under the Investment Management Agreement	276,000	405,445
Investments with Westlake under the Investment Management Agreement	(305,000)	(421,445)
Other	—	46
Net cash used for investing activities	(58,170)	(45,982)
Cash flows from financing activities
Net proceeds from private placement of common units	—	62,661
Proceeds from debt payable to Westlake	—	123,511
Repayment of debt payable to Westlake	—	(201,445)
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(229,526)	(229,260)
Quarterly distributions to unitholders	(49,772)	(45,736)
Net cash used for financing activities	(279,298)	(290,269)
Net increase (decrease) in cash and cash equivalents	3,408	(1,097)
Cash and cash equivalents at beginning of period	19,923	19,744
Cash and cash equivalents at end of period	$23,331	$18,647
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and 2019 and the changes in its cash position for the nine months ended September 30, 2020 and 2019.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. The Partnership did not experience significant disruptions to its business operations in the nine months ended September 30, 2020 and does not expect significant disruptions to its business operations resulting from COVID-19. However, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the impact on the operation of OpCo facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2020	December 31, 2019
Trade customers	$5,220	$9,730
Allowance for credit losses	(76)	(476)
	5,144	9,254
Other receivables	—	660
Accounts receivable, net—third parties	$5,144	$9,914

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	September 30, 2020	December 31, 2019
Finished products	$1,174	$2,154
Feedstock, additives and chemicals	478	330
Inventories	$1,652	$2,484

4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,913 and $22,313 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense on property, plant and equipment of $68,380 and $66,754 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $3,010 and $4,368 is included in costs of sales in the consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively. Amortization expense on other assets of $9,387 and $13,628 is included in costs of sales in the consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On October 30, 2020, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2020 of $0.4714 per unit. This distribution is payable on November 24, 2020 to the unitholders of record as of November 9, 2020.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to the Partnership	$18,535	$14,922	$51,142	$43,610
Less:
Limited partners' distribution declared on common units	16,591	16,348	49,772	48,127
Net income in excess of distribution (distribution in excess of net income)	$1,944	$(1,426)	$1,370	$(4,517)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,591	$—	$16,591
Net income in excess of distribution	1,944	—	1,944
Net income	$18,535	$—	$18,535
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.53

	Three Months Ended September 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,348	$—	$16,348
Distribution in excess of net income	(1,426)	—	(1,426)
Net income	$14,922	$—	$14,922
Weighted average units outstanding:
Basic and diluted	35,188,189		35,188,189
Net income per limited partner unit:
Basic and diluted	$0.42

	Nine Months Ended September 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,772	$—	$49,772
Net income in excess of distribution	1,370	—	1,370
Net income	$51,142	$—	$51,142
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$1.45

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Nine Months Ended September 30, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$48,127	$—	$48,127
Distribution in excess of net income	(4,517)	—	(4,517)
Net income	$43,610	$—	$43,610
Weighted average units outstanding:
Basic and diluted	34,251,005		34,251,005
Net income per limited partner unit:
Basic and diluted	$1.27

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
The Partnership's distribution for the three months ended September 30, 2020 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions per common unit	$0.4714	$0.4579	$1.4142	$1.3359

7. Partners' Equity
On October 4, 2018, the Partnership and Westlake GP, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of September 30, 2020.
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales—Westlake	$217,763	$216,678	$660,022	$703,765

During the third quarter of 2020, the Lake Charles Petro 1 and Petro 2 facilities were impacted by Hurricane Laura, which resulted in a force majeure event under the Ethylene Sales Agreement. As a result of the force majeure event, the Partnership recognized a buyer deficiency fee of $41,329 as a component of net sales in the quarter ended September 30, 2020, representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Feedstock purchased from Westlake and included in cost of sales	$60,646	$73,813	$189,608	$285,567
Other charges from Westlake and included in cost of sales	23,166	25,990	71,164	81,026
Total	$83,812	$99,803	$260,772	$366,593

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Services received from Westlake and included in selling, general and administrative expenses	$5,679	$6,808	$16,492	$19,875

Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Goods and services purchased from Westlake and capitalized as assets	$404	$634	$1,268	$1,918

Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $69 and $601 was included in the receivable under the Investment Management Agreement balance at September 30, 2020 and December 31, 2019, respectively. Total interest earned related to the Investment Management Agreement was $69 and $716 for the three months ended September 30, 2020 and 2019, respectively, and $876 and $2,688 for the nine months ended September 30, 2020 and 2019, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2020	December 31, 2019
Receivable under the Investment Management Agreement	$191,241	$162,773

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee recognized under the Ethylene Sales Agreement, as discussed above under "Sales to Related Parties."
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2020	December 31, 2019
Accounts receivable—Westlake	$56,237	$42,847

Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	September 30, 2020	December 31, 2019
Accounts payable—Westlake	$17,923	$15,201

Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $407 and $597 for the three months ended September 30, 2020 and 2019, respectively, and $1,803 and $1,673 for the nine months ended September 30, 2020 and 2019, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances for the three months ended September 30, 2020 and 2019 was $2,320 and $4,411, respectively. Interest on related party debt payable balances for the nine months ended September 30, 2020 and 2019 was $9,701 and $15,436, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2020 and December 31, 2019, accrued interest on related party debt was $2,320 and $4,187, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2020	December 31, 2019
Long-term debt payable to Westlake	$399,674	$399,674

Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2020 and 2019, Westlake accounted for approximately 93.9% and 86.7%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2020 and 2019, Westlake accounted for approximately 91.5% and 85.9%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2020	December 31, 2019
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
	$399,674	$399,674

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
The weighted average interest rate on all long-term debt was 2.3% and 4.1%, respectively, at September 30, 2020 and December 31, 2019.
As of September 30, 2020, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
10. Derivative Commodity Instruments
From time to time, the Partnership uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and ethylene. The Partnership does not use derivative instruments to engage in speculative activities.
The Partnership had no derivatives that were designated as fair value hedges during the nine months ended September 30, 2020 and 2019.
Gains and losses from changes in the fair value of derivative instruments that are not designated as hedging instruments were included in net sales and cost of sales in the consolidated statements of operations for the nine months ended September 30, 2020 and 2019.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market price declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedge. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). The Partnership had non-hedge designated derivatives covering approximately 7.6 million gallons and 18.0 million pounds of commodities as of September 30, 2020 and 39.1 million gallons and 93.0 million pounds of commodities as of December 31, 2019.
At September 30, 2020, the fair value of these derivative instruments recorded as accrued liabilities was $1,147. At December 31, 2019, the fair values of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $1,959 and $597, respectively. The losses recognized in net sales and gains recognized in cost of sales related to derivatives were $2,539 and $306, respectively, for the three months ended September 30, 2020 and losses recognized in net sales and cost of sales were $6,801 and $1,294, respectively, for the three months ended September 30, 2019. The losses recognized in net sales and gains recognized in cost of sales related to derivatives were $384 and $150, respectively, for the nine months ended September 30, 2020 and losses recognized in net sales and cost of sales related to derivatives were $4,375 and $2,678, respectively, for the nine months ended September 30, 2019.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2020 and December 31, 2019 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at September 30, 2020. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$22,980	$22,619	$23,364
MLP Revolver	377,055	378,797	377,055	379,452

12. Supplemental Information
Accrued Liabilities
Accrued liabilities were $16,955 and $17,507 at September 30, 2020 and December 31, 2019, respectively. Accrued taxes, accrued maintenance expense and accrued interest, which are components of accrued liabilities, were $5,550, $4,054 and $2,320, respectively, at September 30, 2020 and $2,611, $3,225 and $4,187, respectively, at December 31, 2019. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $1,945 and $1,213 for the nine months ended September 30, 2020 and 2019, respectively.

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

How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is generally not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day. In the event of a force majeure event, we recognize buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
Westlake has an option to take 95% of volumes in excess of the minimum commitment on an annual basis under the Ethylene Sales Agreement if we produce more than our planned production. Under the Ethylene Sales Agreement, the price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs. In addition, under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). The Shortfall is generally recognized during the period in which the related operating, maintenance or turnaround activities occur.
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
Operating expenses, maintenance capital expenditures and turnaround costs are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures and turnaround cost may directly affect our profitability and cash flows. The impact on profitability is partially mitigated by the fact that we generally recognize any Shortfall as revenue in the period such costs and expenses are incurred. We seek to manage our operating and maintenance expenses on our ethylene production facilities by scheduling maintenance and turnarounds over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence. The purchase price under the Ethylene Sales Agreement is not designed to cover capital expenditures for expansions.

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
Recent Developments
COVID-19 and Other Recent Developments Affecting Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. We did not experience significant disruptions to our business operations in the nine months ended September 30, 2020 and do not expect to experience significant disruptions to our business operations resulting from COVID-19, primarily due to the fact that 95% of our production is sold to Westlake on a take-or-pay contract.
Our first priority in our response to this crisis has been the health and safety of our operators, who are loaned to us by Westlake, and those of our customers and vendors. Westlake has implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We and Westlake have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and health authorities. We and Westlake have implemented strategies to reduce costs, increase operational efficiencies and lower capital spending. We have also deferred the planned turnaround at OpCo's Petro 2 ethylene unit and associated maintenance cost into the second half of 2021. The turnaround is expected to last approximately 60 days.
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

Impact of Hurricanes Laura and Delta
On August 27, 2020, Hurricane Laura made landfall in Louisiana as a Category 4 storm, which resulted in wide-spread damage to property and infrastructure in the greater Lake Charles area, including the electricity transmission system. On October 9, 2020, Hurricane Delta made landfall as a Category 2 storm in the same general vicinity of Louisiana. As a precautionary measure, OpCo idled its units in the Lake Charles area, Petro 1 and Petro 2, in advance of each storm. As a result of the storms and certain pre-existing issues discovered during start-up following Hurricanes Laura and Delta, Petro 1 and Petro 2 remained shut down in the month of September. Petro 1 and Petro 2 have resumed production. In connection with these outages and pursuant to the Ethylene Sales Agreement, OpCo provided notices of force majeure events to Westlake. Under the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production) will generally not be reduced for the first 45 days of a force majeure event. As a result of the force majeure event due to Hurricane Laura, we recognized a buyer deficiency fee of $41.3 million as a component of net sales in the quarter ended September 30, 2020, representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenue
Net sales—Westlake	$217,763	$216,678	$660,022	$703,765
Net co-product, ethylene and other sales—third parties	14,206	33,247	60,996	115,308
Total net sales	231,969	249,925	721,018	819,073
Cost of sales	131,578	156,706	427,049	543,242
Gross profit	100,391	93,219	293,969	275,831
Selling, general and administrative expenses	6,255	6,822	18,590	21,434
Income from operations	94,136	86,397	275,379	254,397
Other income (expense)
Interest expense—Westlake	(2,320)	(4,411)	(9,701)	(15,436)
Other income, net	17	565	725	2,533
Income before income taxes	91,833	82,551	266,403	241,494
Income tax provision (benefit)	(15)	72	408	509
Net income	91,848	82,479	265,995	240,985
Less: Net income attributable to noncontrolling interest in OpCo	73,313	67,557	214,853	197,375
Net income attributable to Westlake Chemical Partners LP	$18,535	$14,922	$51,142	$43,610
MLP distributable cash flow (1)	$21,188	$20,452	$56,380	$54,429
EBITDA (2)	$120,076	$113,643	$353,871	$337,312
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+10.8%	-34.5%	-1.8%	-15.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average industry prices (1)
Ethane (cents/lb)	7.4	5.8	6.2	7.6
Propane (cents/lb)	11.9	10.3	10.1	13.0
Ethylene (cents/lb) (2)	19.3	20.7	15.4	17.1
_____________

(1)	Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.

(2)	Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$117,157	$121,482	$340,876	$335,154
Loss from disposition of fixed assets	(554)	—	(1,000)	(458)
Changes in operating assets and liabilities and other	(24,755)	(39,003)	(73,881)	(93,711)
Net Income	91,848	82,479	265,995	240,985
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,476	26,582	78,767	80,787
Mark-to-market adjustment loss (gain) on derivative contracts	1,572	7,195	(215)	6,996
Less:
Contribution to turnaround reserves	(9,890)	(3,932)	(29,697)	(11,669)
Maintenance capital expenditures	(6,509)	(5,568)	(25,858)	(28,613)
Distributable cash flow attributable to noncontrolling interest in OpCo	(82,309)	(86,304)	(232,612)	(234,057)
MLP distributable cash flow	$21,188	$20,452	$56,380	$54,429
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$117,157	$121,482	$340,876	$335,154
Loss from disposition of fixed assets	(554)	—	(1,000)	(458)
Changes in operating assets and liabilities and other	(24,755)	(39,003)	(73,881)	(93,711)
Net Income	91,848	82,479	265,995	240,985
Less:
Other income, net	17	565	725	2,533
Interest expense	(2,320)	(4,411)	(9,701)	(15,436)
Benefit (Provision) for income taxes	15	(72)	(408)	(509)
Income from operations	94,136	86,397	275,379	254,397
Add:
Depreciation and amortization	25,923	26,681	77,767	80,382
Other income, net	17	565	725	2,533
EBITDA	$120,076	$113,643	$353,871	$337,312

Summary
For the quarter ended September 30, 2020, net income was $91.8 million on net sales of $232.0 million. This represents an increase in net income of $9.3 million as compared to net income of $82.5 million on net sales of $249.9 million for the quarter ended September 30, 2019. Net income attributable to Westlake Chemical Partners LP for the third quarter of 2020 was $18.5 million as compared to $14.9 million for the third quarter of 2019, an increase of $3.6 million. Net income and net income attributable to Westlake Chemical Partners LP for the third quarter of 2020 as compared to the third quarter of 2019 were higher primarily due to the higher sales price for ethylene sold to Westlake per the terms of the Ethylene Sales Agreement, the buyer deficiency fee of $41.3 million recognized in third quarter of 2020 as a result of the force majeure event at the Petro 1 and Petro 2 units, as discussed above under "Recent Developments—Impact of Hurricanes Laura and Delta," and lower interest expense, partially offset by lower sales to third parties and increased maintenance expense. Net sales for the third quarter of 2020 decreased by $17.9 million as compared to net sales for the third quarter of 2019, mainly due to lower sales to third parties, partially offset by higher sales prices to Westlake per the terms of the Ethylene Sales Agreement and the buyer deficiency fee recognized during the period. Income from operations was $94.1 million for the third quarter of 2020 as compared to $86.4 million for the third quarter of 2019. Income from operations for the third quarter of 2020 increased mainly as a result of the higher sales price for ethylene sold to Westlake, the buyer deficiency fee recognized during the period, partially offset by increased maintenance expense and lower sales volumes to third parties, as compared to the third quarter of 2019.
For the nine months ended September 30, 2020, net income was $266.0 million on net sales of $721.0 million. This represents an increase in net income of $25.0 million as compared to the nine months ended September 30, 2019 net income of $241.0 million on net sales of $819.1 million. Net income attributable to Westlake Chemical Partners LP for the nine months ended September 30, 2020 was $51.1 million as compared to $43.6 million for the nine months ended September 30, 2019, an increase of $7.5 million. The increase in net income and net income attributable to Westlake Chemical Partners LP in the nine months ended September 30, 2020 was primarily due to the buyer deficiency fee of $41.3 million recognized during the current-year period as a result of the force majeure event at the Petro 1 and Petro 2 units and lower selling, general and administrative expenses and interest expense, partially offset by lower sales to third parties, as compared to the nine months ended September 30, 2019. Net sales for the nine months ended September 30, 2020 decreased by $98.1 million as compared to net sales for the nine months ended September 30, 2019, mainly due to lower production and lower sales to third parties, partially offset by higher sales prices to Westlake per the terms of the Ethylene Sales Agreement and the buyer deficiency fee recognized for the period. Income from operations was $275.4 million for the nine months ended September 30, 2020 as compared to $254.4 million for the nine months ended September 30, 2019. Income from operations for the nine months ended September 30, 2020 increased mainly as a result of the buyer deficiency fee recognized during the period and lower selling, general and administrative expenses, partially offset by lower sales to third parties, as compared to the nine months ended September 30, 2019.
RESULTS OF OPERATIONS
Third Quarter 2020 Compared with Third Quarter 2019
Net Sales. Total net sales decreased by $17.9 million, or 7.2%, to $232.0 million in the third quarter of 2020 from $249.9 million in the third quarter of 2019. The decrease in net sales in the third quarter of 2020 was primarily due to lower production during the quarter, partially offset by the buyer deficiency fee of $41.3 million recognized for the period and higher sales prices to Westlake per the terms of the Ethylene Sales Agreement in the third quarter of 2020. The lower sales volume in the third quarter of 2020 contributed to a decrease in net sales of 34.5% in the third quarter of 2020 compared to the third quarter of 2019. The decrease in sales volume for the third quarter of 2020 was primarily due to the force majeure event at our Lake Charles Petro 1 and Petro 2 units. The average sales price in the third quarter of 2020 contributed to a 10.8% increase in net sales, primarily due to higher ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement.
Gross Profit. Gross profit increased to $100.4 million for the third quarter of 2020 from $93.2 million for the third quarter of 2019. The gross profit margin in the third quarter of 2020 was 43.3%, as compared to 37.3% for the third quarter of 2019. The third quarter of 2020 gross profit margin was higher mainly due to higher earnings on ethylene sold to Westlake as a result of the buyer deficiency fee of $41.3 million recognized during the third quarter of 2020, partially offset by lower sales to third parties and increased maintenance expense at the Lake Charles Petro I and Petro 2 units compared to the third quarter of 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.5 million, or 7.4%, to $6.3 million in the third quarter of 2020 as compared to $6.8 million in the third quarter of 2019. The decrease in the third quarter of 2020 was mainly attributable to lower general and administrative expense allocations as compared to the third quarter of 2019.

Interest Expense. Interest expense decreased by $2.1 million to $2.3 million in the third quarter of 2020 from $4.4 million in the third quarter of 2019, largely due to a lower interest rate on debt as a result of a decrease in the London Interbank Offered Rate ("LIBOR").
Other Income, net. Other income, net in the third quarter of 2020 decreased by $0.6 million, primarily due to a decrease in interest income earned under the Investment Management Agreement as a result of lower average interest rates.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $0.7 million to $21.2 million in the third quarter of 2020 from $20.5 million in the third quarter of 2019. The increased MLP distributable cash flow in the third quarter of 2020, as compared to the prior-year period, was primarily due to the buyer deficiency fee of $41.3 million recognized in the third quarter of 2020 and lower interest expense, partially offset by increased turnaround reserves.
EBITDA. EBITDA increased by $6.5 million to $120.1 million in the third quarter of 2020 from $113.6 million in the third quarter of 2019. The increased EBITDA, as compared to the prior-year period, was primarily due to the buyer deficiency fee of $41.3 million recognized in the third quarter of 2020, partially offset by lower sales volumes as a result of lower production.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Net Sales. Total net sales decreased by $98.1 million, or 12.0%, to $721.0 million in the nine months ended September 30, 2020 from $819.1 million in the nine months ended September 30, 2019. The decrease in net sales in the nine months ended September 30, 2020 was primarily due to lower production during the nine months ended September 30, 2020 and lower sales prices to third parties, partially offset by the buyer deficiency fee of $41.3 million recognized in the current-year period and higher sales price to Westlake per the terms of the Ethylene Sales Agreement in the current-year period. The lower sales volume contributed to a decrease in net sales of 15.2% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in sales volumes for the nine months ended September 30, 2020 was primarily due to the force majeure event at our Lake Charles Petro 1 and Petro 2 units resulting from Hurricane Laura. The average sales price for the nine months ended September 30, 2020 contributed to a 1.8% decrease in net sales, primarily due to lower sales prices to third parties.
Gross Profit. Gross profit increased to $294.0 million for the nine months ended September 30, 2020 from $275.8 million for the nine months ended September 30, 2019. The gross profit margin in the nine months ended September 30, 2020 was 40.8%, as compared to 33.7% for the nine months ended September 30, 2019. The nine months ended September 30, 2020 gross profit margin was higher mainly due to higher earnings on ethylene sold to Westlake and the buyer deficiency fee of $41.3 million recognized for the nine months ended September 30, 2020, partially offset by lower sales volumes resulting from the lower production at the Lake Charles Petro I and Petro 2 units compared to the nine months ended September 30, 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.8 million, or 13.1%, to $18.6 million in the nine months ended September 30, 2020, as compared to $21.4 million in the nine months ended September 30, 2019. The decrease was mainly attributable to lower general and administrative expense allocations in the nine months ended September 30, 2020, as compared to the prior-year period.
Interest Expense. Interest expense decreased by $5.7 million to $9.7 million in the nine months ended September 30, 2020 from $15.4 million in the nine months ended September 30, 2019 due to a lower interest rate on debt.
Other Income, net. Other income, net decreased by $1.8 million to $0.7 million in the nine months ended September 30, 2020 as compared to $2.5 million in the nine months ended September 30, 2019, primarily due to a decrease in interest income earned under the Investment Management Agreement as a result of lower average interest rates.
Provision for Income Taxes. Provision for income taxes was $0.4 million for the nine months ended September 30, 2020, as compared to a provision of $0.5 million for the nine months ended September 30, 2019. The decrease was mainly attributable to a tax benefit due to a revaluation of the state deferred income tax liability arising from a decrease in state tax apportionment.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $2.0 million to $56.4 million in the nine months ended September 30, 2020 from $54.4 million in the nine months ended September 30, 2019. The increased MLP distributable cash flow in the nine months ended September 30, 2020, as compared to the prior-year period, was primarily due to the buyer deficiency fee of $41.3 million recognized during the nine months ended September 30, 2020 and lower interest expense, partially offset by increased turnaround reserves.

EBITDA. EBITDA increased by $16.6 million to $353.9 million in the nine months ended September 30, 2020 from $337.3 million in the nine months ended September 30, 2019. The increased EBITDA, as compared to the prior-year period, was primarily due to the buyer deficiency fee of $41.3 million during the nine months ended September 30, 2020, partially offset by lower sales volumes to Westlake and third parties as a result of the lower production.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
Operating Activities
Operating activities provided cash of $340.9 million in the first nine months of 2020 compared to cash provided by operating activities of $335.2 million in the first nine months of 2019. The $5.7 million increase in cash flows from operating activities was mainly due to an increase in income from operations, partially offset by an increase in cash used for working capital during the nine months ended September 30, 2020 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $2.1 million in the first nine months of 2020 as compared to $14.7 million of cash provided in the first nine months of 2019, resulting in an overall unfavorable change of $16.8 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in Westlake, net accounts receivable due to the buyer deficiency fee recognized in the third quarter of 2020.
Investing Activities
Net cash used for investing activities during the first nine months of 2020 was $58.2 million as compared to net cash used for investing activities of $46.0 million in the first nine months of 2019, mainly due to increased net cash used under the Investment Management Agreement in the first nine months of 2020, as compared to the prior-year period. Capital expenditures during the first nine months of 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first nine months of 2020 was $279.3 million as compared to net cash used by financing activities of $290.3 million in the first nine months of 2019. The outflows during the first nine months of 2020 were related to the distribution of $229.5 million to Westlake and of $49.8 million to other unitholders by the Partnership. The cash inflows during the first nine months of 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.7 million. The cash outflows during the first nine months of 2019 were related to the distribution of $229.3 million to Westlake and of $45.7 million to other unitholders by the Partnership as well as a partial repayment of borrowings under the OpCo revolver of $201.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of an equity distribution agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million ("the ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2020.
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
Westlake's credit facility and various indentures do not prevent OpCo from making distributions to us.
On October 30, 2020, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on November 24, 2020 to unitholders of record as of November 9, 2020, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on September 30, 2020. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the nine months ended September 30, 2020 and 2019 were $29.2 million and $30.0 million, respectively. No funding was required by OpCo to fund capital expenditures during the nine months ended September 30, 2020 and 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2020, our cash and cash equivalents totaled $23.3 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $191.2 million of cash invested under the Investment Management Agreement at September 30, 2020.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, the Partnership repaid $201.4 million of borrowings under the OpCo Revolver. As of September 30, 2020, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. In September 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and revise the applicable margin from 3.0% to 2.0%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600 million and is scheduled to mature in 2023. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.0 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2020, outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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

•	the parties to whom we will sell ethylene and on what basis;

•	volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;

•	timing, funding and results of capital projects;

•	our intended minimum quarterly distributions and the manner of making such distributions;

•	our ability to meet our liquidity needs;

•	timing of and amount of capital expenditures;

•	the Partnership's At-the-Market program and the use of any net proceeds from any sales under that program;

•	potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;

•	expected mitigation of exposure to commodity price fluctuations;

•	turnaround activities and the variability of OpCo's cash flow;

•	receipt of any buyer deficiency fee under the Ethylene Sales Agreement;

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. Based on our open derivative positions as of September 30, 2020, a hypothetical $0.10 increase in the price of a gallon of ethane would have increased our income before taxes by $0.8 million and a hypothetical $0.10 decrease in the price of a pound of ethylene would have increased our income before taxes by $1.8 million.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2020, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of September 30, 2020 was 2.3%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the September 30, 2020 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of September 30, 2020. LIBOR is set to be phased out at the end of 2021 and to be replaced by an alternate benchmark rate. We do not expect the impact of the LIBOR phase out to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2019 Form 10-K. The information below includes additional risks relating to the COVID-19 pandemic. The risks described below and in other documents that we file from time to time with the Securities and Exchange Commission could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
OpCo is subject to the credit risk of Westlake on a substantial majority of its revenues, and Westlake's leverage and creditworthiness could adversely affect our ability to make distributions to our unitholders. The ongoing coronavirus (COVID-19) pandemic could materially adversely affect Westlake's business, financial condition and results of operations.
Our ability to make distributions to unitholders is substantially dependent on Westlake's ability to meet its minimum contractual obligations under the Ethylene Sales Agreement. If Westlake defaults on its obligations, our ability to make distributions to our unitholders could be reduced or eliminated. Westlake has not pledged any assets to us as security for the performance of its obligations.
Westlake has not agreed with us to limit its ability to incur indebtedness, pledge or sell assets or make investments, and we have no control over the amount of indebtedness Westlake incurs, the assets it pledges or sells or the investments it makes.
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has continued to persist. It has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Westlake could experience significant disruptions to its business operations, if the pandemic and its impacts on the global economy continue.
Westlake, which loans us our operators, has modified certain business practices (including those related to employee travel, employee work locations and employee work practices to conform to government restrictions and best practices encouraged by governmental and health authorities. However, the quarantine of personnel or the inability to access our or Westlake's facilities could adversely affect our and Westlake's operations. We or Westlake may take further actions as required by government authorities from time to time or that we or Westlake determine are in the best interests of our employees, customers, Westlake's partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be harmed.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our or Westlake's ability to access capital or our customers' ability to pay us for past or future purchases, which could negatively affect our liquidity. The COVID-19 pandemic could also reduce the demand for our products or Westlake's products.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 4, 2020	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 4, 2020	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)