Form 10-K
period 2020-12-31
Westlake Chemical Partners LP
filed 2021-03-02
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2020, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2020 of $18.94 on the New York Stock Exchange, was approximately $366.8 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
As of February 23, 2021, the registrant had 35,198,903 common units and no subordinated units outstanding.

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
Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this report are forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "should," "could," "anticipates," "expects," "will" or comparable terminology, or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Forward-looking statements relate to matters such as:
•the amount of ethane that we are able to process, which could be adversely affected by, among other things, operating difficulties;
•the volume of ethylene that we are able to sell;
•the price at which we are able to sell ethylene;
•industry market outlook, including prices and margins in third-party ethylene and co-products sales;
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic and efforts to contain its transmission;
•our plans and Westlake's plans to respond to the challenges presented by the COVID-19 epidemic, including planned reductions of costs, increases of operational efficiencies and lowering of capital spending, as well as the timing and deferral of the planned turnaround at OpCo's Petro 2 ethylene unit;
•the parties to whom we will sell ethylene and on what basis;
•volumes of ethylene that Westlake may purchase, in addition to the minimum commitment under the Ethylene Sales Agreement;
•timing, funding and results of capital expenditures;
•our intended quarterly distributions and the manner of making such distributions;
•our ability to meet our liquidity needs;
•timing of and amount of capital expenditures;
•the Partnership's At-the-Market program and the use of any net proceeds from any sales under that program;
•potential loans from Westlake to OpCo to fund OpCo's expansion capital expenditures in the future;
•expected mitigation of exposure to commodity price fluctuations;
•turnaround activities and the variability of OpCo's cash flow;
•receipt of any buyer deficiency fee under the Ethylene Sales Agreement;
•compliance with present and future environmental regulations and costs associated with environmentally-related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gas emissions or to address other issues of climate change;
•our ability to receive indemnification from Westlake for environmental and other losses; and
•effects of pending legal proceedings.
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

These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Part 1. Item 1A. Risk Factors" of this report and the following:
•general economic and business conditions;
•the cyclical nature of the chemical industry;
•the availability, cost and volatility of raw materials and energy;
•low crude oil prices reducing the cost advantage of ethane-based ethylene producers;
•uncertainties associated with the United States and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere;
•uncertainties associated with pandemic infectious diseases, particularly COVID-19;
•current and potential governmental regulatory actions in the United States and regulatory actions and political unrest in other countries, including environmental regulations;
•industry production capacity and operating rates;
•the supply/demand balance for our products;
•competitive products and pricing pressures;
•instability in the credit and financial markets;
•access to capital markets;
•terrorist acts;
•operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, spills and releases and other environmental risks);
•changes in laws or regulations;
•technological developments;
•our ability to integrate acquired businesses;
•foreign currency exchange risks;
•our ability to implement our business strategies; and
•creditworthiness of our customers.
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
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2020. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2020, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
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
The following simplified diagram depicts our organizational structure as of December 31, 2020:

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

Our Assets and Operations
Our sole revenue generating asset is our 22.8% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:
•two ethylene production facilities at Westlake's Lake Charles, Louisiana site ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with an annual combined capacity of approximately 3.0 billion pounds;
•one ethylene production facility at Westlake's Calvert City, Kentucky site ("Calvert City Olefins"), with an annual capacity of approximately 730 million pounds; and
•a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to the Longview, Texas chemical site, which includes Westlake's Longview PE production facility (the "Longview Pipeline").
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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2020:

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
Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day. In the event of a force majeure event, the Partnership recognizes buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event.
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
The Ethylene Sales Agreement provides that, if compliance with any law adopted or modified following our IPO results in OpCo incurring additional costs in excess of $500,000 in any contract year, OpCo is entitled to charge Westlake a monthly surcharge following efforts to mitigate the effects of such compliance.

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
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2020, OpCo incurred capital expenditures of $4.5 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $2.8 million in 2021 and $12.8 million in 2022, respectively, related to environmental compliance. The expected 2022 capital expenditures are relatively higher than the amounts OpCo has spent related to environmental compliance in recent years due to increased capital expenditures of approximately $11.4 million related to corrective actions required by the Environmental Protection Agency (the "EPA") to resolve the flare enforcement matter discussed below. Under the Omnibus Agreement, Westlake is required to indemnify us against costs incurred as a result of such corrective actions. See "Business—Our Agreements with Westlake—Omnibus Agreement." The majority of the 2021, and the remainder of the 2022, estimated expenditures are related to equipment replacement and upgrades. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Under the Ethylene Sales Agreement, we may be entitled to charge Westlake a monthly surcharge as a result of complying with certain changes in law after our IPO. See "Business—Our Agreements with Westlake—Ethylene Sales Agreement." Although we cannot predict with certainty future expenditures, management believes that our current spending trends will continue.
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA has informed Westlake that the information provided leads the EPA to believe that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate Westlake to take corrective actions relating to the alleged noncompliance. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $300,000. As discussed above, Westlake is expected to fully indemnify us for such costs.
Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3—Legal Proceedings" below.
Human Capital
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2020, 144 employees were seconded to OpCo. Of these, 25 are covered by collective bargaining agreements that expire on November 1, 2024. There have been no strikes, lockouts or work stoppages at OpCo's facilities. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive.

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
Available Information
Our website address is www.wlkpartners.com. Our website content is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those materials as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities Exchange Commission (the "SEC"). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.
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
Summary Risk Factors
Risks Inherent in Our Business
Operational Relationship with Westlake
•We are substantially dependent on Westlake for our cash flows. If Westlake does not pay us under the terms of the Ethylene Sales Agreement or if our assets fail to perform as intended, we may not have sufficient cash from operations following the establishment of cash reserves and payment of costs and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.
•OpCo is subject to the credit risk of Westlake on a substantial majority of its revenues, and Westlake's leverage and creditworthiness could adversely affect our ability to make distributions to our unitholders. The ongoing coronavirus (COVID-19) pandemic could materially adversely affect Westlake's business, financial condition and results of operations.
•OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes.
•The ethylene sales price charged under the Ethylene Sales Agreement is designed to permit OpCo to cover the substantial majority of its operating costs, but not our public partnership and other OpCo costs, which reduce our net operating profit.

•If OpCo is unable to renew or extend the Ethylene Sales Agreement beyond the initial 12-year term or the other agreements with Westlake upon expiration of these agreements, our ability to make distributions in the future could be materially adversely affected and the value of our units could decline.
•OpCo has the right to use the real property underlying Lake Charles Olefins and Calvert City Olefins pursuant to two, 50-year site lease agreements with Westlake. If OpCo is not able to renew the site lease agreements or if the site lease agreements are terminated by Westlake, OpCo may have to relocate Lake Charles Olefins and Calvert City Olefins, abandon the assets or sell the assets to Westlake.
•OpCo depends upon Westlake for numerous services and for its labor force.
•Cost reimbursements due to our general partner and Westlake for services provided to us or on our behalf reduce our earnings and therefore our cash available for distribution to our unitholders. The amount and timing of such reimbursements are determined by our general partner.

Business Operations
•Substantially all of OpCo's sales are generated at three facilities located at two sites. Any adverse developments at any of these facilities or sites could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
•The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
•If we are unable to make acquisitions from Westlake or third parties on economically acceptable terms, our future growth would be limited, and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.

Risks Relating to Our Partnership Structure
Our General Partner
•Westlake owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Westlake, may have conflicts of interest with us and have limited duties, and they may favor their own interests to our detriment and that of our unitholders.
•Our general partner has limited its liability regarding our obligations.
•Our partnership agreement replaces our general partner's fiduciary duties to holders of our units.
•Westlake and other affiliates of our general partner may compete with us.
•Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units trade.
•Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
•Control of our general partner may be transferred to a third party without unitholder consent.
•Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

Cash Distributions to Unitholders
•The board of directors may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.
•We expect to distribute a significant portion of our available cash to our partners, which could limit our ability to grow and make acquisitions.

Ownership of Our Common Units
•We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

•The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Westlake or other large holders.

Tax Risks
•Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service ("IRS") treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income, including their share of income from the cancellation of debt. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
•Tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Risks Inherent in Our Business
Operational Relationship with Westlake
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
Currently, all of our cash flow is generated from cash distributions from OpCo, and a substantial majority of OpCo's cash flow is generated from payments by Westlake under the Ethylene Sales Agreement. Westlake's obligations to purchase ethylene under the Ethylene Sales Agreement may be temporarily suspended to the extent OpCo is unable to perform its obligations caused by any of certain events outside the reasonable control of OpCo. Such events include, for example, acts of God or calamities which affect the operation of OpCo's facilities; certain labor difficulties (whether or not the demands of the employees are within the power of OpCo to concede); and governmental orders or laws. In addition, Westlake is not obligated to purchase ethylene with respect to any period during which OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds other than under certain circumstances relating to the occurrence of force majeure. We expect that each of OpCo's facilities will have a turnaround approximately once every five years and will not operate for typically between 30 and 60 days during each turnaround by itself. However, the duration of a turnaround by itself may be longer than expected or may cost more than originally estimated. Furthermore, expansions may also coincide with turnarounds, which may complicate and delay the completion of such turnarounds. A suspension of Westlake's obligations under the Ethylene Sales Agreement, including during periods where OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds, would reduce OpCo's revenues and cash flows, and could materially adversely affect our ability to make distributions to our unitholders.
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, sustained lower prices of crude oil, such as the prices experienced since 2014 (as of December 31, 2020, approximately 55% lower than their 2014 peak levels) have led and may lead to lower margins for Westlake in the United States. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:

•severe financial hardship or bankruptcy of Westlake or one of our other customers, or the occurrence of other events affecting our ability to collect payments from Westlake or our other customers, including any of our customers' default;
•volatility and cyclical downturns in the chemicals industry and other industries which materially and adversely impact Westlake and our other customers;
•Westlake's inability to perform, or any other default on its obligations, under the Ethylene Sales Agreement;
•the age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in OpCo's operations, and in the operations of Westlake and our other customers, business partners and/or suppliers;
•the cost of environmental remediation at OpCo's facilities not covered by Westlake or third parties;
•changes in the expected operating levels of OpCo's assets;
•OpCo's ability to meet minimum volume requirements, yield standards and ethylene quality requirements in the Ethylene Sales Agreement;
•OpCo's ability to renew the Ethylene Sales Agreement or to enter into new, long-term agreements for the sale of ethylene under terms similar or more favorable;
•changes in the marketplace that may affect supply and demand for ethane or ethylene, including decreased availability of ethane (which may result from greater restrictions on hydraulic fracturing, any reduction in hydraulic fracturing due to low crude oil prices or exports of natural gas liquids from the United States, for example), increased production of ethylene or export of ethane or ethylene from the United States;
•changes in overall levels of production, production capacity, pricing and/or margins for ethylene;
•OpCo's ability to secure adequate supplies of ethane, other feedstocks and natural gas from Westlake or third parties;
•the need to use higher priced or less attractive feedstock due to the unavailability of ethane;
•the effects of pipeline, railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;
•the availability and cost of labor;
•risks related to employees and workplace safety;
•the effects of adverse events relating to the operation of OpCo's facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills and the effects of severe weather conditions);
•changes in product specifications for the ethylene that we produce;
•changes in insurance markets and the level, types and costs of coverage available, and the financial ability of our insurers to meet their obligations;
•changes in, or new, statutes, regulations or governmental policies by federal, state and local authorities with respect to protection of the environment;
•changes in accounting rules and/or tax laws or their interpretations;
•nonperformance or force majeure by, or disputes with or changes in contract terms with, Westlake, our other major customers, suppliers, dealers, distributors or other business partners; and
•changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:
•the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and sustained lower prices of crude oil, such as those experienced in recent years, and could be less than the margin we earn from ethylene sales to Westlake;
•the level of capital expenditures we or OpCo make;
•the cost of acquisitions;
•construction costs;
•fluctuations in our or OpCo's working capital needs;

•our or OpCo's ability to borrow funds (including under our or OpCo's revolving credit facilities) and access capital markets;
•our or OpCo's debt service requirements and other liabilities;
•restrictions contained in our or OpCo's existing or future debt agreements; and
•the amount of cash reserves established by our general partner.
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
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has continued to be a rapidly evolving situation. It has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Westlake, which provides us operating services, has modified certain business practices (including those related to employee travel, employee work locations and employee work practices), to comply with government restrictions and implement, where appropriate, practices encouraged by governmental and health authorities. However, the quarantine of personnel or the inability to access our or Westlake's facilities could adversely affect our and Westlake's operations. We or Westlake may take further actions as required by government authorities from time to time or that we or Westlake determine are in the best interests of our employees, customers, Westlake's partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be harmed.
OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes.
All of our cash is currently generated from cash distributions from OpCo. Certain indentures governing Westlake's senior notes impose significant operating and financial restrictions on OpCo. These restrictions limit OpCo's ability to:
•incur additional indebtedness;
•create liens; and
•sell all or substantially all of its assets or consolidate or merge with or into other companies.
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
The ethylene sales price charged under the Ethylene Sales Agreement is designed to permit OpCo to cover the substantial majority of its operating costs, but not our public partnership and other OpCo costs, which reduce our net operating profit.
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
Pursuant to the Services and Secondment Agreement, Westlake is obligated to provide OpCo operating services, utility access services and other key site services. Westlake provides the services of certain of its employees, who act as OpCo's agents in operating and maintaining OpCo's ethylene production facilities and other assets. If this agreement is terminated or if Westlake or its affiliates fail to satisfactorily provide these services or employees, OpCo would be required to hire labor, provide these services internally or find a third-party provider of these services. Any services or labor OpCo chooses to provide internally may not be as cost effective as those that Westlake or its affiliates provide, particularly in light of OpCo's lack of experience as an independent organization. If OpCo is required to obtain these services or labor from a third party, it may be unable to do so in a timely, efficient and cost-effective manner, the services or labor it receives may be inferior to or more costly than those that Westlake is currently providing, or such services and labor may be unavailable. Moreover, given the integration of OpCo's ethylene production facilities and Westlake's Lake Charles and Calvert City facilities, it may not be practical for us or for a third party to provide site services or labor for OpCo's ethylene production facilities separately.

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
Cost reimbursements due to our general partner and Westlake for services provided to us or on our behalf reduce our earnings and therefore our cash available for distribution to our unitholders. The amount and timing of such reimbursements are determined by our general partner.
We are obligated under our partnership agreement to reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf, including expenses we and OpCo incur under the services and secondment agreement and the omnibus agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include all expenses incurred under the services and secondment agreement and the omnibus agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner determines the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduce the amount of our earnings and, thereby, our ability to distribute cash to our unitholders.
Business Operations
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
Because substantially all of OpCo's sales are generated at three facilities located at two sites, any such events at any facility or site could significantly disrupt OpCo's ethylene production and its ability to supply ethylene to its customers. For example, OpCo's Lake Charles facility was shut down for a significant period of time in the months of August, September and October 2020 in the aftermath of Hurricanes Laura and Delta. Any similar or other sustained disruption in OpCo's ability to meet its supply obligations under the Ethylene Sales Agreement could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or borrowings (including any under our and OpCo's credit facilities) and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may be unable to pay cash distributions during periods when we record net income. We may be unable to access our and OpCo's revolving credit facilities when we do not have sufficient cash flows to pay cash distributions.

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
Our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash distributions per unit. If we are unable to make acquisitions of additional interests in OpCo from Westlake on acceptable terms or we are unable to obtain financing for these acquisitions, our future growth and ability to increase distributions will be limited. In addition, we may be unable to make acquisitions from third parties as an alternative avenue to growth. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:
•mistaken assumptions about revenues and costs, including synergies;
•the inability to successfully integrate the businesses we acquire;
•the inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;
•the assumption of unknown liabilities;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity or debt;
•the diversion of management's attention from other business concerns;
•unforeseen difficulties in connection with operating in new product areas or new geographic areas; and
•customer or key employee losses at the acquired businesses.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources.
Many of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future. In addition, while we establish cash reserves in order to cover turnaround expenditures, the amounts we reserve may not be sufficient to fully cover such expenditures.
Many of the assets we use to produce ethylene are generally long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or repair expenditures. In addition, while we establish certain cash reserves to cover our expected turnaround expenditures, the amounts we reserve may be insufficient to fully cover such expenditures. Any significant and unexpected increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.
Our production facilities process volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
Our operations are subject to the usual hazards associated with commodity chemical manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:
•pipeline leaks and ruptures;
•explosions;
•fires;
•severe weather and natural disasters;
•mechanical failure;
•unscheduled downtime;
•labor difficulties;
•transportation interruptions;
•chemical spills;
•discharges or releases of toxic or hazardous substances or gases;
•storage tank leaks;
•other environmental risks; and

•terrorist attacks.
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
In April 2016, the EPA issued an Information Collection Request ("ICR") for ethylene production facilities to inform the agency's mandatory Risk and Technology Review of the existing ethylene maximum available technology ("MACT") rule, which regulates the emissions of organic Hazardous Air Pollutants (HAP) including benzene, toluene and xylene among others. The EPA evaluated companies' responses and testing data from the ICR and published a final rule amending the ethylene MACT rule in July 2020. Among other things, the final rule strengthens heat exchange system and storage vessel control requirements, adds monitoring and operational requirements for flares, and removes exemptions for periods of startup, shutdown, and malfunctions. Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
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
Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While Westlake, which manages our security protocol under the omnibus agreement, has taken steps to address these concerns by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans, Westlake's employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-assault, especially while certain employees are working remotely during the COVID-19 pandemic, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our operations, business, financial condition, operating results or cash flow.
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
Our General Partner
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
Westlake owns and controls our general partner and appoints all of the directors of our general partner. Although our general partner has a duty to manage us in a manner that it believes is not adverse to our interests, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Therefore, conflicts of interest may arise between Westlake or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations, among others:
•our general partner is allowed to take into account the interests of parties other than us, such as Westlake, in exercising certain rights under our partnership agreement;
•neither our partnership agreement nor any other agreement requires Westlake to pursue a business strategy that favors us;
•our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner's liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;
•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;
•our general partner determines the amount and timing of any cash expenditure and whether an expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash from operating surplus that is distributed to our unitholders;
•our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions or may cause us not to borrow funds to pay cash distributions when we do not otherwise have the funds to pay such cash distributions;
•our partnership agreement permits us to distribute up to $28.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the incentive distribution rights;
•our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;
•our general partner controls the enforcement of obligations that it and its affiliates owe to us;
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to Westlake's incentive distribution rights without the approval of the conflicts committee of the board of directors or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.
In addition, we may compete directly with Westlake and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us. Please read "—Risks Relating to Our Partnership Structure—Our General Partner—Westlake and other affiliates of our general partner may compete with us" below.
Our general partner has limited its liability regarding our obligations.
Our general partner has limited its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner's duties, even if we could have obtained more favorable terms without the limitation on liability.
Our partnership agreement replaces our general partner's fiduciary duties to holders of our units.
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:
•how to allocate business opportunities among us and its affiliates;
•whether to exercise its call right;
•how to exercise its voting rights with respect to the units it owns;
•whether to exercise its registration rights;
•whether to elect to reset target distribution levels; and

•whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.
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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:
•whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is generally required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our general partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that such losses or liabilities were the result of conduct in which our general partner or its officers or directors engaged in bad faith, meaning that they believed that the decision was adverse to the interest of the partnership or, with respect to any criminal conduct, with knowledge that such conduct was unlawful; and
•our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
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
Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors, including the independent directors, is chosen entirely by Westlake, as a result of it owning our general partner, and not by our unitholders. Unlike publicly-traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 23, 2021, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake, at its current ownership levels, the ability to prevent the removal of our general partner.
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
Cash Distributions to Unitholders
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
Ownership of Our Common Units
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
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:
•our existing unitholders' proportionate ownership interest in us will decrease;
•the amount of earnings per each unit may decrease;
•the ratio of taxable income to distributions may increase;

•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.
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
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Delaware law, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement.
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
The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly-traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly-traded partnerships. On January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations, consistent with our private letter ruling, treat our income from the production, transportation, storage and marketing of ethylene and its co-products constitutes as "qualifying income." There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act," discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder's excess business interest is carried forward and subject to the same limitations as other taxable years.
If our "business interest" is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s "amount realized" generally includes any decrease of a partner's share of the partnership’s liabilities, recently issued Treasury regulations provide that the 'amount realized" on a transfer of an interest in a publicly-traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly-traded partnership's liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly-traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022. For a transfer of interests in a publicly-traded partnership that is effected through a broker on or after January 1, 2022, the obligation to withhold is imposed on the transferor's broker. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 23, 2021, based upon information received from our transfer agent, there were four holders of record of our common units.
We are a publicly-traded partnership and are not subject to federal income tax. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions.
Following the Partnership's cash distribution for the second quarter of 2017, the requirement under the Partnership's partnership agreement for the conversion of all subordinated units was satisfied. As a result, effective August 30, 2017, all of the subordinated units owned by Westlake were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands of dollars, except unit amounts and per unit data)
Statement of Operations Data:
Net sales	$966,670	$1,091,871	$1,285,622	$1,172,981	$986,736
Gross profit	378,883	379,428	377,159	403,667	391,331
Selling, general and administrative expenses	25,895	29,278	27,590	29,260	24,887
Income from operations	352,988	350,150	349,569	374,407	366,444
Interest expense	(12,038)	(19,623)	(21,433)	(21,861)	(12,607)
Other income, net	733	3,096	2,457	1,792	601
Income before income taxes	341,683	333,623	330,593	354,338	354,438
Provision for income taxes	564	728	22	1,280	1,035
Net income	$341,119	$332,895	$330,571	$353,058	$353,403
Less: Net income attributable to noncontrolling interest in OpCo	274,952	271,914	281,224	304,388	312,463
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$66,167	$60,981	$49,347	$48,670	$40,940
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.88	$1.77	$1.51	$1.72	$1.50
Subordinated units	$—	$—	$—	$1.43	$1.50
Balance Sheet Data (end of period):
Cash and cash equivalents	$17,154	$19,923	$19,744	$27,008	$88,900
Working capital (1)	223,551	199,562	198,370	191,149	194,388
Total assets	1,356,488	1,393,456	1,462,125	1,515,276	1,555,228
Total debt	399,674	399,674	477,608	473,960	594,629
Partners' equity	915,137	952,135	934,081	998,749	920,963
Distributions per unit (2)	$1.89	$1.84	$1.66	$1.48	$1.32
Other Operating Data:
Cash flow from:
Operating activities	$373,397	$450,807	$436,151	$537,357	$287,726
Investing activities	2,032	(57,707)	(51,812)	(203,229)	(299,481)
Financing activities	(378,198)	(392,921)	(391,603)	(396,020)	(68,904)
Depreciation and amortization	103,154	107,320	108,842	113,985	98,210
Capital expenditures	36,968	43,707	39,862	68,858	299,638
MLP distributable cash flow (3)	71,983	73,181	60,024	54,700	32,405
EBITDA (4)	$456,875	$460,566	$460,868	$490,184	$465,255

______________________________

(1)Working capital equals current assets less current liabilities.
(2)Distribution per unit represents cash distributions declared per common unit for the quarters ended March 31, June 30, September 30 and December 31.

(3)We use MLP distributable cash flow (a non-GAAP financial measure) to analyze our performance. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows ( or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. MLP distributable cash flow is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•our operating performance as compared to other publicly-traded partnerships;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Net cash provided by operating activities	$373,397	$450,807	$436,151	$537,357	$287,726
Loss from disposition of fixed assets	(1,000)	(515)	(1,849)	(3,033)	(3,021)
Changes in operating assets and liabilities and other	(31,278)	$(117,397)	(103,731)	(181,266)	68,698
Net Income	341,119	332,895	330,571	353,058	353,403
Add:
Depreciation, amortization and disposition of property, plant and equipment	104,154	107,835	110,691	117,128	98,210
Mark-to-market adjustment loss on derivative contracts	(1,340)	1,301	62	—	—
Less:
Contribution to turnaround reserves	(39,937)	(15,630)	(16,840)	(30,580)	(40,014)
Maintenance capital expenditures	(37,343)	(39,940)	(31,481)	(37,775)	(120,353)
Incentive distribution rights	—	—	(733)	(1,666)	(281)
Distributable cash flow attributable to noncontrolling interest in OpCo	(294,670)	(313,280)	(332,246)	(345,465)	(258,560)
MLP distributable cash flow	$71,983	$73,181	$60,024	$54,700	$32,405

(4)EBITDA (a non-GAAP financial measure) is calculated as net income before interest expense, income taxes, depreciation and amortization. The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the SEC as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use EBITDA to analyze our performance. EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•our operating performance as compared to other publicly-traded partnerships;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Net cash provided by operating activities	$373,397	$450,807	$436,151	$537,357	$287,726
Loss from disposition of fixed assets	(1,000)	(515)	(1,849)	(3,033)	(3.021)
Changes in operating assets and liabilities and other	(31,278)	(117,397)	(103,731)	(181,266)	68,698
Net income	341,119	332,895	330,571	353,058	353,403
Less:
Other income, net	733	3,096	2,457	1,792	601
Interest expense	(12,038)	(19,623)	(21,433)	(21,861)	(12,607)
Provision for income taxes	(564)	(728)	(22)	(1,280)	(1,035)
Income from operations	352,988	350,150	349,569	374,407	366,444
Add:
Depreciation and amortization	103,154	107,320	108,842	113,985	98,210
Other income, net	733	3,096	2,457	1,792	601
EBITDA	$456,875	$460,566	$460,868	$490,184	$465,255

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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day. In the event of a force majeure event, we recognize buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
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
The Ethylene Sales Agreement provides that, if compliance with any law adopted or modified following our IPO results in OpCo incurring additional costs in excess of $500,000 in any contract year, OpCo is entitled to charge Westlake a monthly surcharge following efforts to mitigate the effects of such matter.
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2020, all the third-party ethylene and associated co-products sales generated 8.1% of our total revenues.

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
Production Volumes
The amount of profit we generate primarily depends on the volumes of ethylene and resulting co-products we are able to produce at Calvert City Olefins and Lake Charles Olefins. Although Westlake has committed to purchasing minimum volumes from us under the Ethylene Sales Agreement, our results of operations are impacted by our ability to:
•produce sufficient volumes of ethylene to meet our commitments under the Ethylene Sales Agreement or recover our estimated costs through the pricing provisions of the Ethylene Sales Agreement;
•contract with third parties for the remaining uncommitted production capacity;
•add or increase capacity at our existing production facilities, or add additional production capacity via organic expansion projects and acquisitions; and
•achieve or exceed the specified yield factors for natural gas, ethane and other feedstock under the Ethylene Sales Agreement.
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
MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the non-GAAP measures of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. We use each of MLP distributable cash flow and EBITDA to analyze our performance. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly-traded partnerships; our ability to incur and service debt and fund capital expenditures; and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Significant Developments Affecting Industry Conditions and Our Business

COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. We did not experience significant disruptions to our business operations in the year ended December 31, 2020 and do not expect to experience significant disruptions to our business operations resulting from COVID-19, primarily due to the fact that 95% of our production is sold to Westlake on a take-or-pay contract.
Although the price of crude oil has partially recovered from its sudden collapse in early March 2020, due to the continuing impact of low crude oil prices and the addition of ethylene production capacity in recent months, prices for ethylene and co-products have remained weak and have also negatively impacted our plants' operating rates. Crude oil prices have recovered somewhat since the second quarter of 2020. Regardless, we may idle production and reduce operating rates if it is not economical for us to produce ethylene to sell to third parties.
Our first priority in our response to this crisis has been the health and safety of our operators, who are seconded to us by Westlake, and those of our customers and vendors. Westlake has implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We and Westlake have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We and Westlake have implemented strategies to reduce costs, increase operational efficiencies and lower capital spending. We have also deferred the planned turnaround at OpCo's Petro 2 ethylene unit and associated maintenance cost into the second half of 2021. The turnaround is expected to last approximately 60 days.
Impact of Hurricanes Laura and Delta
On August 27, 2020, Hurricane Laura made landfall in Louisiana as a Category 4 storm, which resulted in widespread damage to property and infrastructure in the greater Lake Charles area, including the electricity transmission system. On October 9, 2020, Hurricane Delta made landfall as a Category 2 storm in the same general vicinity of Louisiana. As a precautionary measure, OpCo idled its units in the Lake Charles area, Petro 1 and Petro 2, in advance of each storm. As a result of the storms and certain pre-existing issues discovered during start-up following Hurricanes Laura and Delta, Petro 1 and Petro 2 remained completely shut down for a significant period of time in the months of August, September and October 2020 and returned to more routine operations by the beginning of November 2020. In connection with these outages and pursuant to the Ethylene Sales Agreement, OpCo provided notices of force majeure events to Westlake. Under the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production) is not reduced for the first 45 days of a force majeure event. As a result of the force majeure events due to Hurricanes Laura and Delta, we recognized a buyer deficiency fee of $69.6 million as a component of net sales in 2020, representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure events. Payment for the buyer deficiency fee was received in January 2021.
February Weather Event
In February 2021, large parts of the southern United States, including Louisiana and Kentucky, experienced extreme winter weather. Due to the extreme weather, OpCo's ethylene production facilities in the region experienced disruption to their operations, resulting in lost production and additional maintenance costs. OpCo has declared force majeure under the Ethylene Supply Agreement and expects to recognize a buyer deficiency fee in 2021.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$888,245	$937,625	$1,074,957
Net co-products, ethylene and feedstock sales—third parties	78,425	154,246	210,665
Total net sales	966,670	1,091,871	1,285,622
Gross profit	378,883	379,428	377,159
Selling, general and administrative expenses	25,895	29,278	27,590
Income from operations	352,988	350,150	349,569
Other income (expense)
Interest expense—Westlake	(12,038)	(19,623)	(21,433)
Other income, net	733	3,096	2,457
Income before income taxes	341,683	333,623	330,593
Provision for income taxes	564	728	22
Net income	$341,119	$332,895	$330,571
Less: Net income attributable to noncontrolling interest in OpCo	274,952	271,914	281,224
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$66,167	$60,981	$49,347
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.88	$1.77	$1.51
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	21,073,041	20,365,828	18,118,628
Common units—Westlake	14,122,230	14,122,230	14,122,230
MLP distributable cash flow (1)	$71,983	$73,181	$60,024
EBITDA (1)	$456,875	$460,566	$460,868

	Year Ended December 31,
	2020		2019
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	+0.8%	-18.6%	-15.4%	+0.3%

	Year Ended December 31,
	2020	2019	2018
Average industry prices (2)
Ethane (cents/lb)	6.4	7.3	11.0
Propane (cents/lb)	11.0	12.7	20.8
Ethylene (cents/lb) (3)	17.5	18.5	19.0

______________________________
(1)See "Item 6. Selected Financial Data", for discussions on non-GAAP financial measures.
(2)Industry pricing data was obtained through IHS. We have not independently verified the data.
(3)Represents average North American spot prices of ethylene over the period as reported by IHS.

Summary
For the year ended December 31, 2020, net income was $341.1 million on net sales of $966.7 million. This represents an increase in net income of $8.2 million as compared to net income of $332.9 million on net sales of $1,091.9 million for the year ended December 31, 2019. Net income attributable to the Partnership in 2020 was $66.2 million as compared to $61.0 million in 2019, an increase of $5.2 million, which was primarily due to the higher sales price for ethylene sold to Westlake per the terms of the Ethylene Sales Agreement, the buyer deficiency fee of $69.6 million recognized in 2020 as a result of the force majeure events at the Petro 1 and Petro 2 units and lower interest expense, partially offset by lower sales to third parties, lower sales volumes to Westlake due to the force majeure events and increased maintenance expense. Net sales for 2020 decreased by $125.2 million as compared to 2019 mainly due to lower sales to third parties and lower sales volumes to Westlake due to the force majeure events, partially offset by higher sales prices to Westlake per the terms of the Ethylene Sales Agreement and the buyer deficiency fee recognized during the year ended December 31, 2020. Income from operations was $353.0 million for 2020, as compared to $350.2 million for 2019. Income from operations for the year ended December 31, 2020 increased mainly as a result of the higher sales price for ethylene sold to Westlake, and the buyer deficiency fee recognized during the year, partially offset by increased maintenance expense and lower sales volumes to third parties and to Westlake, as compared to the year ended December 31, 2019.
2020 Compared with 2019
Net Sales. Net sales decreased by $125.2 million, or 11.5%, to $966.7 million in 2020 from $1,091.9 million in 2019. The decrease in net sales in 2020 was primarily due to lower production during the year, mainly due to the force majeure events and lower sales prices to third parties, partially offset by the buyer deficiency fee of $69.6 million recognized in 2020 and higher sales price to Westlake per the terms of the Ethylene Sales Agreement in 2020. The lower sales volume during 2020 contributed to a decrease in net sales of 18.6% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in sales volume during 2020 was primarily due to the force majeure events at our Lake Charles Petro 1 and Petro 2 units. The average sales price in 2020 contributed to a 0.8% increase in net sales, compared to 2019, which was mainly due to higher sales prices to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower third party sales prices.
Gross Profit. Gross profit was $378.9 million in 2020, as compared to gross profit of $379.4 million in 2019. The gross profit margin was 39.2% in 2020 as compared to 34.7% in 2019. The increased 2020 gross profit margin was due to higher earnings on ethylene sold to Westlake and the buyer deficiency fee of $69.6 million recognized during the year, partially offset by lower sales volumes resulting from lower production at the Lake Charles Petro I and Petro 2 units compared to 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.4 million, or 11.6%, to $25.9 million in 2020 from $29.3 million in 2019. The decrease in 2020, as compared to 2019, was mainly attributable to lower service cost.
Interest Expense. Interest expense decreased by $7.6 million to $12.0 million in 2020 from $19.6 million in 2019, largely due to a lower interest rate on debt as a result of a decrease in the London Interbank Offered Rate ("LIBOR").
Other Income, net. Other income, net decreased by $2.4 million to $0.7 million in 2020 from $3.1 million in 2019, primarily due to a decrease in interest income earned under the Investment Management Agreement as a result of lower average interest rates.
Provision for Income Taxes. Provision for income taxes was $0.6 million in 2020 as compared to $0.7 million in 2019.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $1.2 million to $72.0 million in 2020 from $73.2 million in 2019. The decrease in MLP distributable cash flow was primarily a result of lower production, increased turnaround reserves and higher maintenance expense, partially offset by the buyer deficiency of $69.6 million recognized in 2020 and lower interest expense during the year.
EBITDA. EBITDA decreased by $3.7 million to $456.9 million in 2020 from 2019 EBITDA of $460.6 million. The decreased EBITDA, as compared to the prior year, was primarily due to lower sales volumes as a result of lower production and higher maintenance expense, partially offset by the buyer deficiency fee of $69.6 million recognized during 2020 and lower selling, general and administrative expenses.

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
Gross Profit. Gross profit was $379.4 million in 2019 as compared to gross profit of $377.2 million in 2018. The gross profit margin was 34.7% in 2019 as compared to 29.3% in 2018. The higher 2019 gross profit margin was due to improved margins on third party sales, primarily due to lower feedstock costs, as compared to 2018.
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
Interest Expense. Interest expense decreased by $1.8 million to $19.6 million in 2019 from $21.4 million in 2018, largely due to a lower average debt balance resulting from the partial repayment of borrowings under the OpCo Revolver in April 2019 and a decrease in the applicable margin on the OpCo Revolver from 3% to 2% effective September 25, 2018, partially offset by a higher interest rate on debt due to an increase in LIBOR in 2019.
Other Income, net. Other income, net increased by $0.6 million in 2019 to $2.5 million, as compared to 2018, primarily due to an increase in interest income earned under the Investment Management Agreement.
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
Cash Flows
Operating Activities
Operating activities provided cash of $373.4 million in 2020 as compared to cash provided by operating activities of $450.8 million in 2019. The $77.4 million decrease in cash flows from operating activities was mainly due to an increase in use of cash in working capital during 2020 as compared to 2019. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable and accrued liabilities and other liabilities, used cash of $67.9 million in 2020 as compared to $11.7 million of cash provided in 2019, resulting in an overall unfavorable change of $79.6 million. This change was due to an unfavorable change in Westlake accounts receivable in 2020 as compared to 2019, primarily due to the buyer deficiency fee recognized in 2020.
Operating activities provided cash of $450.8 million in 2019 as compared to cash provided of $436.2 million in 2018. The $14.6 million increase in cash flows from operating activities was mainly due to a decrease in use of cash in working capital during 2019 as compared to 2018. Changes in components of working capital provided cash of $11.7 million in 2019 as compared to $4.3 million of cash used in 2018, resulting in an overall favorable change of $16.0 million. This change was due to a favorable change in third party and Westlake accounts receivable, accounts payable and accrued liabilities in 2019 as compared to 2018, primarily resulting from lower ethylene sales prices and feedstock costs.

Investing Activities
Net cash provided by investing activities during 2020 was $2.0 million as compared to net cash used for investing activities of $57.7 million in 2019, mainly due to maturities of investments under the Investment Management Agreement and a decrease in additions to property, plant and equipment in 2020, as compared to 2019. During 2020, we invested $349.0 million with Westlake, and $388.0 million of such investments matured. Capital expenditures were $37.0 million in 2020 as compared to $43.7 million in 2019. Capital expenditures during 2020 and 2019 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Net cash used for investing activities during 2019 was $57.7 million as compared to net cash used for investing activities of $51.8 million in 2018, mainly due to increased net cash used under the Investment Management Agreement in 2019, as compared to 2018. During 2019, we invested $529.4 million with Westlake, and $515.4 million of such investments matured. Capital expenditures were $43.7 million in 2019 as compared to $39.9 million in 2018. Capital expenditures during 2019 and 2018 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at OpCo's facilities.
Financing Activities
Net cash used for financing activities during 2020 was $378.2 million as compared to net cash used for financing activities of $392.9 million in 2019. The cash outflows during 2020 were related to distributions of $311.8 million to Westlake and of $66.4 million to other unitholders by the Partnership.
Net cash used for financing activities during 2019 was $392.9 million as compared to net cash used for financing activities of $391.6 million in 2018. The cash inflows during 2019 were a result of borrowings under the MLP Revolver of $123.5 million and net proceeds from the private placement of common units of approximately $62.7 million. The cash outflows during 2019 were related to partial repayments of borrowings under the OpCo Revolver of $201.4 million and the distribution of $315.6 million to Westlake and of $62.1 million to other unitholders by the Partnership.
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
In order to fund non-annual turnaround expenditures, we cause OpCo to reserve an amount for turnaround costs during each twelve-month period designed to cover for turnaround activities in future years. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five years. By reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
Our cash is generated from cash distributions from OpCo. OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes. These restrictions limit OpCo's ability to incur additional debt, among other things.

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
On January 25, 2021, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 19, 2021 to unitholders of record on February 4, 2021, which equates to approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on December 31, 2020. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No funding was required by OpCo to fund its capital expenditures during 2020 or 2019. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2020, our cash and cash equivalents totaled $17.2 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. The Partnership had $123.2 million of cash invested under the Investment Management Agreement at December 31, 2020.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake, as amended in August and December 2017 and March 2020 ("OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, OpCo repaid $201.4 million of borrowings under the OpCo Revolver. As of December 31, 2020, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. On September 25, 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and to revise the applicable margin from 3% to 2%.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2020, the outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.

Contractual Obligations and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our contractual obligations as of December 31, 2020 relating to long-term debt, interest payments, operating leases and purchase obligations for the next five years and thereafter. The amounts do not include deferred charges and other items classified in other liabilities in the consolidated balance sheet due to the uncertainty of the future payment schedule.

	Payment Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter

	(dollars in millions)
Contractual Obligations
Total Debt:
Principal (1)	$399.7	$—	$399.7	$—	$—
Interest (2)	20.0	8.9	11.1	—	—
Operating leases (3)	1.2	0.8	0.4	—	—
Purchase obligations (4)	37.9	37.9	—	—	—
Total	$458.8	$47.6	$411.2	$—	$—

______________________________
(1)    Long-Term Debt. Long-term debt consists of the OpCo Revolver and MLP Revolver.
(2)    Interest Payments. Interest payments are based on interest rates in effect at December 31, 2020.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $103.2 million, $107.3 million and $108.8 million in 2020, 2019 and 2018, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $3.7 million, $1.2 million and $0.1 million in 2020, 2019 and 2018, respectively. Amortization in 2020, 2019 and 2018 of previously deferred turnaround costs was $11.8 million, $17.3 million and $20.1 million, respectively. As of December 31, 2020, deferred turnaround costs, net of accumulated amortization, totaled $32.3 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the audited consolidated financial statements included within this report.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. At December 31, 2020, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the acquisition of Westlake's Longview production facilities. In addition, we record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data.
Goodwill impairment. Goodwill is evaluated for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. We perform our annual impairment assessment in October. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the quantitative assessment during 2020, and such assessment did not indicate impairment of the goodwill. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use short-term derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in 2018 and 2019.All derivative positions were settled as of December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2020, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of December 31, 2020 was 2.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the December 31, 2020 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of December 31, 2020. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We are currently reviewing how the LIBOR phase-out will affect us, but we do not expect the impact to be material.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2020 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2020 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue from the Ethylene Sales Agreement
As described in Notes 2 and 11 to the consolidated financial statements, the Partnership recognized net sales to Westlake Chemical Corporation ("Westlake") of $888 million for the year ended December 31, 2020, including a buyer deficiency fee of $70 million. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of Westlake Chemical OpCo LP's ("OpCo") planned ethylene production per year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. The fee for each pound of ethylene purchased by Westlake from OpCo will equal (i) the actual price OpCo pays Westlake to purchase ethane, (ii) plus the actual price OpCo pays Westlake to purchase natural gas, (iii) plus OpCo's estimated operating costs divided by OpCo's planned ethylene production for the year, (iv) plus a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures divided by OpCo's planned ethylene production capacity for the year, (v) less the proceeds received by OpCo from the sale of co-products associated with producing the ethylene purchased by Westlake, (vi) plus a $0.10 per pound margin. Two of the Partnership's facilities were impacted by Hurricanes Laura and Delta, which resulted in force majeure events under the Ethylene Sales Agreement. As a result of the force majeure events, the Partnership recognized a buyer deficiency fee. The buyer deficiency fee represents fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event.

The principal considerations for our determination that performing procedures relating to revenue from the Ethylene Sales Agreement is a critical audit matter are the significant audit effort in performing procedures and evaluating the calculation of the fee for each pound of ethylene and the buyer deficiency fee.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy of the fees used to determine revenue from the Ethylene Sales Agreement. These procedures also included, among others, testing the completeness and accuracy of underlying inputs used in the price and buyer deficiency fee calculation, and testing the accuracy of the minimum volume of ethylene purchased by Westlake as part of the Ethylene Sales Agreement.

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 2, 2021

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,154	$19,923
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	123,228	162,773
Accounts receivable, net—Westlake	108,028	42,847
Accounts receivable, net—third parties	11,029	9,914
Inventories	3,474	2,484
Prepaid expenses and other current assets	392	470
Total current assets	263,305	238,411
Property, plant and equipment, net	1,050,677	1,102,995
Goodwill	5,814	5,814
Deferred charges and other assets, net	36,692	46,236
Total assets	$1,356,488	$1,393,456
LIABILITIES
Current liabilities
Accounts payable—Westlake	$7,855	$15,201
Accounts payable—third parties	13,131	6,141
Accrued and other liabilities	18,768	17,507
Total current liabilities	39,754	38,849
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,542	1,649
Other liabilities	381	1,149
Total liabilities	441,351	441,321
Commitments and contingencies (Note 17)
EQUITY
Common unitholders—publicly and privately held (21,076,673 and 21,072,315 units issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	471,701	471,736
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	48,270	48,350
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	277,399	277,514
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	637,738	674,621
Total equity	915,137	952,135
Total liabilities and equity	$1,356,488	$1,393,456
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$888,245	$937,625	$1,074,957
Net co-products, ethylene and other sales—third parties	78,425	154,246	210,665
Total net sales	966,670	1,091,871	1,285,622
Cost of sales	587,787	712,443	908,463
Gross profit	378,883	379,428	377,159
Selling, general and administrative expenses	25,895	29,278	27,590
Income from operations	352,988	350,150	349,569
Other income (expense)
Interest expense—Westlake	(12,038)	(19,623)	(21,433)
Other income, net	733	3,096	2,457
Income before income taxes	341,683	333,623	330,593
Provision for income taxes	564	728	22
Net income	341,119	332,895	330,571
Less: Net income attributable to noncontrolling interest in OpCo	274,952	271,914	281,224
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$66,167	$60,981	$49,347
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.88	$1.77	$1.51
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,073,041	20,365,828	18,118,628
Common units—Westlake	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders - Public and Privately Held	Common Unitholder - Westlake	General Partner - Westlake	Accumulated Other Comprehensive Income	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2017	$411,228	$50,265	$(241,958)	$279	$778,935	$998,749
Net income	27,320	21,294	733	—	281,224	330,571
Net effect of cash flow hedge	—	—	—	(279)	—	(279)
Units issued for vested phantom units	291	—	—	—	—	291
Quarterly distribution to unitholders	(29,231)	(22,785)	(1,347)	—	—	(53,363)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(341,888)	(341,888)
Balances at December 31, 2018	$409,608	$48,774	$(242,572)	$—	$718,271	$934,081
Net income	35,978	25,003	—	—	271,914	332,895
Units issued for vested phantom units	146	—	—	—	—	146
Net proceeds from private placement of common units	62,661	—	—	—	—	62,661
Quarterly distribution to unitholders	(36,657)	(25,427)	—	—	—	(62,084)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(315,564)	(315,564)
Balances at December 31, 2019	$471,736	$48,350	$(242,572)	$—	$674,621	$952,135
Net income	39,618	26,549	—	—	274,952	341,119
Units issued for vested phantom units	81	—	—	—	—	81
Quarterly distribution to unitholders	(39,734)	(26,629)	—	—	—	(66,363)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	—	(311,835)	(311,835)
Balances at December 31, 2020	$471,701	$48,270	$(242,572)	$—	$637,738	$915,137
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(in thousands of dollars)
Cash flows from operating activities
Net income	$341,119	$332,895	$330,571
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	103,154	107,320	108,842
Loss from disposition of property, plant and equipment	1,000	515	1,849
Other gains, net	(269)	(459)	(347)
Changes in operating assets and liabilities
Accounts receivable—third parties	(953)	6,934	1,470
Net accounts receivable—Westlake	(71,975)	2,358	(442)
Inventories	(990)	1,126	1,202
Prepaid expenses and other current assets	78	(100)	(56)
Accounts payable	4,247	421	(4,476)
Accrued and other liabilities	1,672	985	(1,974)
Other, net	(3,686)	(1,188)	(488)
Net cash provided by operating activities	373,397	450,807	436,151
Cash flows from investing activities
Additions to property, plant and equipment	(36,968)	(43,707)	(39,862)
Investments with Westlake under the Investment Management Agreement	(349,000)	(529,445)	(384,000)
Maturities of investments with Westlake under the Investment Management Agreement	388,000	515,445	372,050
Net cash provided by (used for) investing activities	2,032	(57,707)	(51,812)
Cash flows from financing activities
Net proceeds from private placement of common units	—	62,661	—
Proceeds from debt payable to Westlake	—	123,511	3,648
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(311,835)	(315,564)	(341,888)
Quarterly distributions to unitholders	(66,363)	(62,084)	(53,363)
Repayment of debt payable to Westlake	—	(201,445)	—
Net cash used for financing activities	(378,198)	(392,921)	(391,603)
Net increase (decrease) in cash and cash equivalents	(2,769)	179	(7,264)
Cash and cash equivalents at beginning of the year	19,923	19,744	27,008
Cash and cash equivalents at end of the year	$17,154	$19,923	$19,744
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
Allowance for Credit Losses
The determination of the allowance for credit losses is based on estimation of the amount of accounts receivable that the Partnership believes are unlikely to be collected. Estimating this amount requires analysis of the financial strength of the Partnership's customers, the use of historical experience, the Partnership's accounts receivable aged trial balance, customer specific collectability analysis and an evaluation of economic conditions. The allowance for credit losses is reviewed quarterly. Past due balances over 90 days and high risk accounts, as determined by the analysis of financial strength of customers, are reviewed individually for collectability.

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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was zero for the years ended December 31, 2020 and 2019 and $175 for the year ended December 31, 2018. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test for the recorded goodwill was performed in October 2020 and did not indicate impairment of the goodwill. As of December 31, 2020, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Turnaround Costs
The Partnership accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which ranges from five to six years. Deferred turnaround costs are presented as a component of other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
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
The Partnership generates a substantial majority of its revenue from sales to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement is intended to generate a long-term, fixed cash margin per pound. See Note 2 for a description of the terms of the Ethylene Sales Agreement. Partnership's direct commodity price risk is limited to the sales to third parties. See the Partnership's consolidated statement of operations for the disaggregation of net sales to Westlake and net sales to third parties.
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
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The COVID pandemic resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers in 2020. The Partnership did not experience significant disruptions to its business operations in 2020 and does not expect significant disruptions. However, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the ultimate duration, geographic spread and severity of the virus, the actions to contain the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments and vaccines and their roll out, the impact on the operation of OpCo facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018 due to immateriality of the components of other comprehensive income.
Recent Accounting Pronouncements
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities from January 1, 2020 through December 31, 2022. The Partnership is in the process of evaluating the adoption of this optional accounting standards update as certain exceptions provided under this guidance may be applicable to future reference rate reform related transitions.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Recently Adopted Accounting Standards
Credit Losses (ASU No. 2016-13)
In June 2016, the FASB issued an accounting standards update providing new guidance for the accounting for credit losses on loans and other financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on trade receivables and certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The accounting standard became effective for reporting periods beginning after December 15, 2019. The Partnership adopted this accounting standard effective January 1, 2020 and the adoption did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
Fair Value Measurement (ASU No. 2018-13)
In August 2018, the FASB issued an accounting standards update to modify the disclosure requirements on fair value measurements. The amendments became effective for reporting periods beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively but certain amendments should be applied prospectively. The Partnership adopted the accounting standard effective January 1, 2020 and the adoption did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
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
The fee for each pound of ethylene purchased by Westlake from OpCo up to the Minimum Commitment in any calendar year will equal:
•the actual price OpCo pays Westlake to purchase ethane (or other feedstock, such as propane, if applicable) to produce each pound of ethylene, subject to a specified cap and a floor on the amount of feedstock that should be needed to produce each pound of ethylene; plus
•the actual price OpCo pays Westlake to purchase natural gas to produce each pound of ethylene, subject to a specified cap and a floor on the amount of natural gas that should be needed to produce each pound of ethylene; plus
•OpCo's estimated operating costs (including selling, general and administrative expenses), divided by OpCo's planned ethylene production for the year (in pounds); plus
•a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures, divided by OpCo's planned ethylene production capacity for the year (in pounds); less
•the proceeds (on a per pound of ethylene basis) received by OpCo from the sale of co-products (including, but not limited to, propylene, crude butadiene, pyrolysis gasoline and hydrogen) associated with producing the ethylene purchased by Westlake; plus
•a $0.10 per pound margin.
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
Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day. In the event of a force majeure event, the Partnership recognizes buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event.
The result of the fee structure is that OpCo should generally recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is generally recognized during the period in which the related operating, maintenance or turnaround activities occur and is recoverable from Westlake in the subsequent year. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall").
The Ethylene Sales Agreement provides that, if compliance with any law adopted or modified following our IPO results in OpCo incurring additional costs in excess of $500,000 in any contract year, OpCo is entitled to charge Westlake a monthly surcharge following efforts to mitigate the effects of such matter.
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
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $123,228 of invested cash under the Investment Management Agreement at December 31, 2020.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2020	2019
Trade customers	$11,344	$9,730
Allowance for credit losses	(315)	(476)
Other receivables	—	660
Accounts receivable, net—third parties	$11,029	$9,914

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
4. Inventories
Inventories consist of the following:

	December 31,
	2020	2019
Finished products	$3,157	$2,154
Feedstock, additives and chemicals	317	330
Inventories	$3,474	$2,484

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2020	2019
Building and improvements	$17,994	$17,426
Plant and equipment	1,856,745	1,825,332
Other	106,078	97,402
	1,980,817	1,940,160
Less: Accumulated depreciation	(971,476)	(882,768)
	1,009,341	1,057,392
Construction in progress	41,336	45,603
Property, plant and equipment, net	$1,050,677	$1,102,995
Depreciation expense on property, plant and equipment of $90,768, $89,454 and $88,197 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2020 and 2019. The impairment assessment for the recorded goodwill was performed in October 2020 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the Partnership's business. The forecast was based on prices and spreads projected by IHS Markit, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 9.0%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	Year Ended December 31,
	2020	2019
Turnaround costs, net	$32,273	$40,416
Other	4,419	5,820
Total deferred charges and other assets	$36,692	$46,236
Amortization expense on other assets of $12,386, $17,866 and $20,645 is included in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. Certain other assets are amortized over periods ranging from five to fifteen years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

8. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2020	2019
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
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
As of December 31, 2020, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 2.23% and 4.10% at December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Partnership had no scheduled maturities of long-term debt until 2023. The OpCo Revolver is scheduled to mature on September 25, 2023, and the MLP Revolver is scheduled to mature on March 19, 2023.
9. Distributions and Net Income Per Limited Partner Unit
On January 25, 2021, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2020 to December 31, 2020 of $0.4714 per common unit. This distribution was paid on February 19, 2021 to unitholders of record on February 4, 2021.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31
	2020	2019	2018
Net income attributable to the Partnership	$66,167	$60,981	$49,347
Less:
Limited partners' distribution declared on common units	66,365	64,718	53,516
Distributions declared with respect to the incentive distribution rights	—	—	733
Distribution in excess of net income	$(198)	$(3,737)	$(4,902)
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
All of the subordinated units, which were owned by Westlake, were converted into common units in 2017.

	Year Ended December 31, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,365	$—	$66,365
Distribution in excess of net income	(198)	—	(198)
Net income	$66,167	$—	$66,167
Weighted average units outstanding:
Basic and diluted	35,195,271		35,195,271
Net income per limited partner unit:
Basic and diluted	$1.88

	Year Ended December 31, 2019
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$64,718	$—	$64,718
Distribution in excess of net income	(3,737)	—	(3,737)
Net income	$60,981	$—	$60,981
Weighted average units outstanding:
Basic and diluted	34,488,058		34,488,058
Net income per limited partner unit:
Basic and diluted	$1.77

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

	Year Ended December 31, 2018
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
The Partnership's distribution for the three months ended December 31, 2020 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership' incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Distributions per common unit	$1.8856	$1.8005	$1.6134

10. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of December 31, 2020.
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
Sales to related parties were as follows:

	Year Ended December 31,
	2020	2019	2018
Net sales—Westlake	$888,245	$937,625	$1,074,957
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
During the year ended December 31, 2020, the Lake Charles Petro 1 and Petro 2 facilities were impacted by Hurricanes Laura and Delta, which resulted in force majeure events under the Ethylene Sales Agreement. As a result of the force majeure events, the Partnership recognized a buyer deficiency fee of $69,555 as a component of net sales for the year ended December 31, 2020, representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure events. Payment for the buyer deficiency fee was received by the Partnership in January 2021.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2020	2019	2018
Feedstock purchased from Westlake and included in cost of sales	$255,910	$366,031	$556,362
Other charges from Westlake and included in cost of sales	103,273	106,564	114,364
Total	$359,183	$472,595	$670,726
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2020	2019	2018
Services received from Westlake and included in selling, general and administrative expenses	$22,162	$26,946	$24,618

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
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2020	2019	2018
Goods and services purchased from Westlake and capitalized as assets	$1,736	$2,503	$2,519
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $56 and $601 was included in the receivable under the Investment Management Agreement balance at December 31, 2020 and 2019, respectively. The interest earned related to the Investment Management Agreement was $932, $3,289 and $2,646 for the years ended December 31, 2020, 2019 and 2018, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2020	2019
Receivable under the Investment Management Agreement	$123,228	$162,773
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

	December 31,
	2020	2019
Accounts receivable—Westlake	$108,028	$42,847
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement. The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2020	2019
Accounts payable—Westlake	$7,855	$15,201

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2020, 2019 and 2018 was $12,038, $19,623 and $21,433, respectively, and is reflected as a component of other income (expense) in the consolidated and statements of operations. Interest capitalized as a component of property, plant and equipment on related party debt was zero for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, accrued interest on related party debt was $2,336 and $4,187, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2020	2019
Long-term debt payable to Westlake	$399,674	$399,674
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $3,038, $2,343 and $2,219 for the years ended December 31, 2020, 2019 and 2018, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2020, 2019 and 2018, Westlake accounted for approximately 91.9%, 85.9% and 83.6%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2020, 2019 and 2018, the Partnership reimbursed $279, $293 and $418, respectively, to Westlake for certain state tax payments.
Other
See Note 10 above for an additional related party transaction.

12. Derivative Commodity Instruments
From time to time, the Partnership uses derivative instruments to reduce price volatility risk on commodities, primarily ethane and ethylene. The Partnership does not use derivative instruments to engage in speculative activities.
The Partnership had no derivatives that were designated as fair value hedges during the years ended December 31, 2020, 2019 and 2018.
The exposure on commodity derivatives used for price risk management includes the risk that the counterparty will not pay if the market price declines below the established fixed price. In such case, the Partnership would lose the benefit of the derivative differential on the volume of the commodities covered. In any event, the Partnership would continue to receive the market price on the actual volume hedge. The Partnership also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative instruments (as such improvements would accrue to the benefit of the counterparty). As of December 31, 2020, all non-hedge designated derivatives had been settled. The Partnership had non-hedge designated derivatives covering approximately 39.1 million gallons and 93.0 million pounds of commodities as of December 31, 2019.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
At December 31, 2019, the fair value of these derivative instruments recorded as accrued liabilities and accounts receivable, net were $1,959 and $597, respectively. The loss related to these derivatives recognized in net sales was $805 for the year ended December 31, 2020 and the gain related to these derivatives recognized in net sales was $836 for the year ended December 31, 2019. The gain recognized in cost of sales was $228 for the year ended December 31, 2020 and the loss recognized in cost of sales was $3,335 for the year ended December 31, 2019.
The Partnership's commodity contracts are measured using forward curves supplied by industry recognized sources and unrelated third-party services and classified as Level 2 under the fair value measurement guidance.
13. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2020, 2019 and 2018. These phantom units vest on the first anniversary of the grant date. There were no forfeitures under the Plan during 2020, 2019 and 2018. During each of the year 2020 and 2019, the vesting of 4,638 phantom units were accelerated in connection with the retirement of one of the Partnership's non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2020 was $260.
Non-vested phantom unit awards as of December 31, 2020 and 2019 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2018	19,677	$23.78
Granted	18,272	22.03
Vested	(24,315)	21.90
Non-vested balance at December 31, 2019	13,634	23.24
Granted	20,439	20.17
Vested	(13,634)	19.08
Non-vested balance at December 31, 2020	20,439	22.33
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2020 were 1,226,206. The total compensation cost recognized during the years ended December 31, 2020, 2019 and 2018 was $375, $387 and $363, respectively, and is included in selling, general and administrative expenses and classified as a liability in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2020 was $263 and the weighted average remaining term of the units at December 31, 2020 was 0.58 years.

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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2020 and December 31, 2019 are summarized in the table below. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,301	$22,619	$23,364
MLP Revolver	377,055	383,284	377,055	379,452

15. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2020	2019	2018
Current
State and local	$671	$743	$578
Deferred
State and local	(107)	(15)	(556)
Total provision	$564	$728	$22
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2020	2019	2018
Provision for federal income tax, at statutory rate	$71,755	$70,062	$69,425
State income tax provision, net of federal income tax effect	564	728	22
Partnership income not subject to entity-level federal income tax	(71,755)	(70,062)	(69,425)
Total provision	$564	$728	$22

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2020	2019
Property, plant and equipment	$(1,487)	$(1,574)
Turnaround costs	(55)	(75)
Total deferred tax liabilities	$(1,542)	$(1,649)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,542)	$(1,649)
Total deferred tax liabilities	$(1,542)	$(1,649)

16. Supplemental Information
Accrued Liabilities
Accrued liabilities were $18,768 and $17,507 at December 31, 2020 and 2019, respectively. Accruals related to interest expense, maintenance expenses, taxes, and capital expenditures, which are components of accrued liabilities, were $2,336, $3,905, $6,207 and $2,286 at December 31, 2020, respectively, and were $4,186, $3,225, $2,611 and $2,375 at December 31, 2019, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $2,490 for the year ended December 31, 2020. The change in capital expenditure accrual resulted in a decrease in additions to property, plant and equipment by $232 for the year ended December 31, 2019.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $13,887, $20,837 and $20,551 for the years ended December 31, 2020, 2019 and 2018, respectively. Income tax paid by the Partnership was $709, $655 and $711 for the years ended December 31, 2020, 2019 and 2018, respectively, of which $430, $362 and $293 was paid directly to the tax authorities for the years ended December 31, 2020, 2019 and 2018, and $279, $293 and $418 was paid to Westlake as reimbursements for the years ended December 31, 2020, 2019 and 2018.
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
18. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net sales	$250,549	$238,500	$231,969	$245,652
Gross profit	103,548	90,030	100,391	84,914
Income from operations	97,352	83,891	94,136	77,609
Net income	93,770	80,377	91,848	75,124
Net income attributable to Westlake Chemical Partners LP	17,747	14,860	18,535	15,025
Net income attributable to Westlake Chemical Partners LP(1)
Basic and diluted earnings per common unitholder	$0.50	$0.43	$0.53	$0.43
Weighted average limited partner units outstanding (basic and diluted)	35,194,545	35,194,545	35,194,545	35,197,435

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$299,086	$270,062	$249,925	$272,798
Gross profit	90,654	91,958	93,219	103,597
Income from operations	83,681	84,319	86,397	95,753
Net income	78,396	80,110	82,479	91,910
Net income attributable to Westlake Chemical Partners LP	14,955	13,733	14,922	17,371
Net income attributable to Westlake Chemical Partners LP(1)
Basic and diluted earnings per common unitholder	$0.46	$0.39	$0.42	$0.49
Weighted average limited partner units outstanding (basic and diluted)	32,345,398	35,188,189	35,188,189	35,191,487

______________________________
(1)Basic and diluted earnings per common unit ("EPU") for each quarter is computed using the weighted average units outstanding during that quarter, while EPU for the year is computed using the weighted average units outstanding for the year. As a result, the sum of the EPU for each of the four quarters may not equal the EPU for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure, Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 44 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2020, as stated in their report that appears on page 45 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2020, we paid approximately $146.7 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of February 28, 2021. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and most of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of February 28, 2021)	Position With Our General Partner
Albert Chao	71	President, Chief Executive Officer and Director
James Chao	73	Chairman of the Board of Directors
M. Steven Bender	64	Executive Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	50	Senior Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Director
Tom J. Janssens	55	Vice President, Olefins, Feedstocks & Energy
Lawrence Teel	62	Executive Vice President and Special Advisor to the CEO
John S. Zoeller	45	Vice President and Chief Accounting Officer
G. Stephen Finley	70	Director
Angela Minas	56	Director
Randy Woelfel	65	Director
Albert Chao. Mr. Chao has been our general partner's President and Chief Executive Officer and a director since our general partner's formation in March 2014. Additionally, Mr. Chao has been Westlake's President since May 1996 and a director since June 2003. Mr. Chao became Westlake's Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father, T.T. Chao, and his brother, James Chao, in founding Westlake, where he served as Executive Vice President until he succeeded James Chao as President. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee emeritus of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
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
M. Steven Bender. Mr. Bender has been our general partner's Executive Vice President and Chief Financial Officer since February 2021 and a director since our general partner's formation in March 2014. Mr. Bender served as our general partner's Senior Vice President and Chief Financial Officer from March 2014 to February 2021 and as Treasurer from April 2015 to February 2019. Mr. Bender has also been Westlake's Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as Westlake's Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as Westlake's Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as Westlake's Vice President, Chief Financial Officer and Treasurer and, from June 2005 to February 2007, he was its Vice President and Treasurer. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and from 1996 to 2002 he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.

L. Benjamin Ederington. Mr. Ederington has been our general partner's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since February 2021 and a director since our general partner's formation in March 2014. Mr. Ederington served as our general partner’s Vice President, General Counsel and Secretary from March 2014 to February 2021. Mr. Ederington has also been Westlake's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since July 2017. From December 2015 to July 2017, Mr. Ederington served as Westlake's Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 20 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
G. Stephen Finley. Mr. Finley has been a director of our general partner since March 2020 and serves on the audit and conflicts committees. Mr. Finley was the Senior Vice President, Finance & Administration and Chief Financial Officer of Baker Hughes Incorporated from April 1999 until his retirement in April 2006. Prior to that, from February 1982 to April 1999, Mr. Finley held various financial and administrative management positions with Baker Hughes. Mr. Finley has served on the Board of Directors of Newpark Resources, Inc. since June 2007. From November 2006 to April 2018, he served on the Board of Directors of Archrock GP, LLC (previously known as Exterran GP, LLC), the general partner of Archrock Partners, L.P. He also served on the Board of Directors of Columbia Pipeline Partners LP from March 2015 to February 2017, Microseismic, Inc. from April 2012 to December 2014, Total Safety U.S., Inc. from December 2006 until November 2011, and Ocean Rig ASA from June 2006 to June 2008. Mr. Finley received a Bachelor of Science degree in Accounting from Indiana State University.
Tom J. Janssens. Mr. Janssens has been our general partner’s Vice President, Olefins, Feedstocks & Energy since February 2021. Mr. Janssens has also been Westlake’s Vice President, Olefins, Feedstocks & Energy since January 2021. From December 2019 to December 2020, he served as Westlake’s Vice President, Olefins & Logistics; from July 2017 to November 2019, he was Westlake’s Vice President, Corporate Development, Logistics & IT; from January 2016 to June 2017, he was Westlake’s Vice President, Logistics & IT; and, from October 2015 to December 2015, he was Westlake’s Vice President, Logistics & Business Process Improvement. Prior to joining Westlake, Mr. Janssens was a consultant, from September 2002 to June 2009, and later, a Partner, from July 2009 to September 2015, with McKinsey & Company, where he advised energy and chemicals clients on strategic, commercial, operational and business process improvement projects. He began his career with Shell International in 1991, where he held a variety of commercial, engineering and planning roles. Mr. Janssens holds a MSc in Chemical Engineering from Eindhoven University of Technology and an MBA from the University of Chicago.
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. From September 2014 to March 2020, she served on the board of directors and as the chair of the audit committee of the general partner of CNX Midstream Partners LP. From March 2018 to December 2019, she served on the board of directors of Weatherford International plc, and, from December 2013 to March 2018, she served on the board of directors of the general partner of Ciner Resources LP. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. Ms. Minas currently serves as a member of the Council of Overseers of the Rice University Graduate Business School and is an NACD (National Association of Corporate Directors) Leadership Fellow.
Lawrence (Skip) Teel. Mr. Teel has been our general partner's Executive Vice President and Special Advisor to the CEO since February 2021. Mr. Teel served as our general partner’s Senior Vice President, Olefins from July 2014 to February 2021. Mr. Teel has also been Westlake's Executive Vice President and Special Advisor to the CEO since January 2021. From July 2017 to December 2020, he served as Westlake’s Executive Vice President, Olefins; from July 2014 to July 2017, he was Westlake's Senior Vice President, Olefins; and, from July 2012 to July 2014, he was Westlake's Vice President, Olefins. Mr. Teel joined Westlake in September 2009 as Director, Olefins and Feedstock after a 23-year career with Lyondell Chemical Company where he served as the Vice President, Refining from August 2006 to May 2008. From 2001 to 2006, Mr. Teel held the position of Director, Corporate Planning and Business Development at Lyondell Chemical Company. During his career, he has held a variety of marketing, operations and general management assignments. Mr. Teel received a B.S. in Chemical Engineering from New Mexico State University and an M.S. in Finance from the University of Houston.

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
John S. Zoeller. Mr. Zoeller has been our general partner’s Vice President and Chief Accounting Officer since March 2020. Mr. Zoeller has also been Westlake’s Vice President and Chief Accounting Officer since March 2020. From August 2018 to March 2020, he served as Westlake’s Vice President and Corporate Controller. Mr. Zoeller joined Westlake with over 19 years of public accounting experience, the majority of which was spent at KPMG LLP, where he was responsible for clients in the chemicals, oilfield services and oil/gas exploration and production industries. Mr. Zoeller held a variety of senior accounting positions at KPMG, including most recently as Partner, Audit from October 2011 to August 2018. He began his career with Arthur Andersen LLP in 1998. Mr. Zoeller holds a Bachelor of Accounting degree and a Master of Accounting degree from the University of Mississippi. He is a Certified Public Accountant.
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Finley and Woelfel and Ms. Minas is independent as defined under the independence standards established by the NYSE and the Exchange Act.
Committees of the Board of Directors of our General Partner
The board of directors of our general partner has one standing committee: the audit committee. The board of directors of our general partner may also form a conflicts committee from time to time.
Audit Committee
The audit committee of our general partner's board of directors has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Finley and Woelfel and Ms. Minas, all of whom are independent. Mr. Lukens served as a member of the audit committee until March 2020. Mr. Finley is the current chairman of the audit committee. The board of directors of our general partner has determined that each of Messrs. Finley and Woelfel and Ms. Minas is an "audit committee financial expert" within the meaning of the SEC rules and "financially literate" within the meaning of the NYSE regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.wlkpartners.com.
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

Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in the Partnership Agreement. Messrs. Finley and Woelfel and Ms. Minas serve on the conflicts committee. Mr. Lukens served as a member of the Conflicts Committee until March 2020. Ms. Minas currently serves as chair of the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors held eleven meetings, our general partner's audit committee held seven meetings and our general partner's conflicts committee held three meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2020 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2020, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steve Bender devoted approximately 12.5% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2020.
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
Named Executive Officers
For 2020, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Bender. The compensation allocated to us in 2020 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2020.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2020, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2020, Westlake paid Willis Towers Watson approximately $68,000 for executive compensation advisory services and approximately $1.7 million for other services (primarily related to the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services was made by Westlake management and approved by the Westlake Compensation Committee. In February 2021, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2020 raised any conflict of interest and concluded that no conflict of interest exists.

The Deliberative Process
In establishing target executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") that is used as one of the means in helping to establish executive compensation targets. The companies that comprise the Peer Group are selected annually from among companies within the chemical industry of relative comparable size to Westlake, with executive positions of similar scope and responsibility and from among companies with which Westlake may compete for executive talent. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2020:

Air Products and Chemicals, Inc.	Huntsman Corporation
Axalta Coating Systems Ltd.	The Mosaic Company
Celanese Corporation	Olin Corporation
CF Industries Holdings, Inc.	PPG Industries, Inc.
The Chemours Company	RPM International Inc.
Eastman Chemical Company	The Sherwin-Williams Company
Ecolab Inc.	Trinseo S.A.
The Peer Group selected for 2020 reflects no changes from the previous year. The Westlake Compensation Committee may add or replace companies in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies in the Peer Group to help ensure that companies more comparable in size and business profile to Westlake are included.
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
•attracting, rewarding and retaining top executive talent in support of Westlake's vision, mission and objectives;
•maintaining market competitiveness with Westlake's peer group compensation programs and practices;
•encouraging and rewarding the achievement of specific individual, business segment and corporate goals and objectives;
•placing a significant portion of total compensation at risk through variable pay components, including upside potential where targeted objectives are exceeded, to promote management action to create added stockholder value;
•aligning management interests with the interests of Westlake's stockholders; and
•balancing short-term objectives with long-term strategic initiatives and thinking through the design of both short-term and long-term pay programs.
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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2020, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:
•ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;
•ensure internal equity;
•recognize individual performance and contributions; or
•recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2020, see the proxy statement that is expected to be filed by Westlake in connection with its 2021 annual meeting of stockholders. In lieu of a salary increase for 2020, the Westlake Compensation Committee elected to issue a special, one-time grant of Westlake restricted stock units, which vested in one year, to the Westlake NEOs, equivalent in value to what would have been provided as an increase to the base salary of the Westlake NEOs, to further align the interests of Westlake NEOs with those of Westlake’s stockholders. In February 2021, the Westlake Compensation Committee elected to increase the base salary for Mr. Albert Chao to $1,167,000 from $1,144,000 and for Mr. Bender to $641,000 from $628,000.

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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Chao
James Chao
M. Steven Bender
L. Benjamin Ederington
G. Stephen Finley
Angela Minas
Randy G. Woelfel

Executive Compensation
The following table provides information regarding the compensation awarded to or earned during 2020 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Chao President and Chief Executive Officer	2020	$1,144,000	10.0%	$114,400
	2019	1,144,000	10.0%	114,400
	2018	1,100,000	10.0%	110,000
M. Steven Bender Executive Vice President and Chief Financial Officer	2020	628,000	12.5%	78,500
	2019	628,000	10.0%	62,800
	2018	600,000	12.5%	75,000
______________________________
(1)    See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary. In lieu of a salary increase for 2020, the Westlake Compensation Committee elected to issue a special, one-time grant of Westlake restricted stock units, which vested in one year, to the Westlake NEOs, equivalent in value to what would have been provided as an increase to the base salary of the Westlake NEOs. Because no portion of the grants was allocated to us by Westlake, those grants are not reflected in the table above.
(2)    See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.
(3)    Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2020 through December 31, 2020, from January 1, 2019 through December 31, 2019 and from January 1, 2018 through December 31, 2018.
Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Minas and Messrs. Finley and Woelfel) receive compensation from our general partner for their service. In 2020, Messrs. Finley and Woelfel and Ms. Minas each received an annual retainer valued at approximately $180,000, of which $80,000 was paid in the form of a cash retainer (with the first quarterly payment to Mr. Finley prorated from the date of his appointment) and the remaining $100,000 was paid in the form of a grant of phantom unit awards under the LTIP. In addition, in connection with his appointment to the Board of Directors, Mr. Finley received a grant of phantom unit awards valued at $100,000, effective May 14, 2020. All phantom unit awards vest on the first anniversary of their grant date. Mr. Finley, as the audit committee chairman, received an additional cash retainer of $11,542, Mr. Lukens, as the audit committee chairman until March 2020, received an additional cash retainer of $ 3,750, Ms. Minas, as the conflicts committee chair, received an additional cash retainer of $7,500, and Mr. Woelfel, as a member of the conflicts committee, received an additional cash retainer of $5,000 in recognition of their service in 2020.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

The following table sets forth a summary of the compensation paid to non-employee directors in 2020:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
G. Stephen Finley (3)	$73,098	$200,000	$7,657	$280,755
Max L. Lukens (3)	23,750	—	4,373	28,123
Angela Minas	87,500	100,000	8,882	196,382
Randy G. Woelfel	85,000	100,000	10,540	195,540
______________________________
(1)    The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2020,Ms. Minas held 5,100 phantom units, Mr. Finley held zero phantom units and Mr. Woelfel held 4,358 phantom units.
(2)    The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
(3)    Mr. Lukens retired from, and Mr. Finley joined, the Board of Directors in March 2020.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2020, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2020, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2020, the applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2020 through December 31, 2020 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost of living adjustments for purposes of this determination. After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2020 for our named executive officers as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$114,400
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$161,304
Ratio of (A) to (B)	.71

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 19, 2021, the beneficial ownership of our outstanding common units and subordinated units held by:
•our general partner;
•Westlake;
•each director and named executive officer of our general partner; and
•all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 19, 2021, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

	Amount and Nature of Beneficial Ownership of Common Units
Name of Beneficial Owner	Direct	Other		Percentage of Common Units Beneficially Owned
Westlake Chemical Corporation	14,122,230	—		40.1%
Westlake Chemical Partners GP LLC	—	—		—
Albert Chao	166,435	15,533,192	(1)(2)	44.6%
James Chao	55,000	15,524,099	(2)	44.3%
M. Steven Bender	14,000	—		*
L. Benjamin Ederington	12,000	—		*
G. Stephen Finley	—	—		*
Angela Minas	9,091	—		*
Randy G. Woelfel	16,358	—		*
All directors and executive officers as a group (10 persons)	287,984	15,533,192	(1)(2)	44.9%

______________________________
* Less than 1% of the outstanding common units.
(1) The amount includes 9,093 common units held in a family trust for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.
(2)    The amount includes 14,122,230 common units held by WPT, LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, and 1,401,869 common units held by TTWFGP LLC. Two trusts for the benefit of members of the Chao family, including Messrs. James and Albert Chao, are the managers of TTWFGP LLC, a Delaware limited liability company. As of February 19, 2021, James Chao had sole voting power and sole dispositive power over 55,000 units and shared voting power and shared dispositive power over 15,524,099 units; and Albert Chao had sole voting power and sole dispositive power over 166,435 units and shared voting power and shared dispositive power over 15,533,192 units. Messrs. James and Albert Chao disclaim beneficial ownership of the 15,524,099 units held by WPT, LLC and TTWFGP LLC except to the extent of their respective pecuniary interest therein.

The following table sets forth, as of February 19, 2021, the number of shares of common stock of Westlake Chemical Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake Chemical (1)
Directors and Named Executive Officers of Our General Partner	Direct	Other		Percent of Class
Albert Chao	910,109	93,405,554	(2)	73.2%
James Chao	338,311	93,405,554	(2)	72.8%
M. Steven Bender	106,864	—		*
L. Benjamin Ederington	83,452	—		*
G. Stephen Finley	—	—		—
Angela Minas	—	—		—
Randy G. Woelfel	—	—		—
All directors and executive officers as a group (9 persons)	1,500,970	93,405,554	(2)	73.7%

______________________________
*    Less than 1% of the outstanding shares of common stock.
(1)    None of the shares beneficially owned by the directors or officers are pledged as security.
(2)    TTWF LP, a Delaware limited partnership, holds 92,010,554 and TTWFGP LLC, the general partner of TTWF LP, holds 1,395,000 of these 93,405,554 shares. Two trusts for the benefit of members of the Chao family, including James Chao and Albert Chao, are the managers of TTWFGP LLC. The limited partners of TTWF LP are five trusts principally for the benefit of members of the Chao family, including James Chao and Albert Chao and two corporations owned, indirectly or directly, by certain of these trusts and by other entities owned by members of the Chao family, including Messrs. James and Albert Chao. James Chao, Albert Chao, TTWF LP and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWF LP. James Chao, Albert Chao and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake’s common stock beneficially owned by TTWFGP LLC. Messrs. James and Albert Chao disclaim beneficial ownership of the 93,405,554 shares held by TTWF LP and TTWFGP LLC except to the extent of their respective pecuniary interest therein.
The following table sets forth each person known to us who is the beneficial owner of 5% or more of our outstanding common units, other than Westlake, the holdings of which are listed in the first table of this Item 12.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Energy Income Partners, LLC 10 Wright Street Westport, CT 06880	2,776,709 (1)	7.9%
First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	1,794,272 (2)	5.1%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	6,781,916 (3)	19.3%
____________________________
(1)    Based on a Schedule 13G filed on February 16, 2021. According to the filing, Energy Income Partners, LLC had shared voting and shared dispositive power over 2,776,709 common units. In addition, each of James J. Murchie, Eva Pao and John Tyssel had shared voting and shared dispositive power over 2,776,709 common units as portfolios managers with respect to the portfolios managed by Energy Income Partners, LLC, and Saul Ballesteros had shared voting and shared dispositive power over 2,776,709 common units as a control person of Energy Income Partners, LLC.

(2)    Based on a Schedule 13G filed on January 11, 2021. According to the filing, First Trust Advisors L.P. and The Charger Corporation had shared voting power over 1,788,153 common units and shared dispositive power over 1,794,272 common units. First Trust Portfolios L.P. had shared voting power and shared dispositive power over 0 common units. According to the filing, The Charger Corporation is the general partner of both of First Trust Portfolios L.P. and First Trust Advisors L.P.; First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which holds common units of the Partnership; none of First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation have the power to vote the units of the Partnership held by these unit investment trusts sponsored by First Trust Portfolios L.P; and the units are voted by the trustee of the unit investment trusts.
(3)    Based on an Amendment No. 2 to a Schedule 13G filed on February 12, 2021. According to the filing, Invesco Ltd. had sole voting and sole dispositive power over 6,781,916 common units.
Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	20,439	$0	1,226,206
Equity compensation plan not approved by security holders	0	N/A	0
Total	20,439	$—	1,226,206

______________________________
(1)Adopted by our general partner's board of directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.
For more information about the plan, please see Note 13 to our consolidated financial statements included in this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Westlake owns 14,122,230 common units, representing an aggregate approximate 40.1% limited partner interest in us; a 100% interest in our general partner; and our incentive distribution rights. Transactions with Westlake and its affiliated entities are considered to be related party transactions because Westlake and its affiliates own more than 5% of our equity interests; in addition, certain of Westlake's directors and executive officers serve as directors and executive officers of both Westlake and our general partner.
Whenever a conflict arises between our general partner or its owners, on the one hand, and us or our limited partners, on the other hand, the resolution, course of action or transaction in respect of such conflict of interest shall be conclusively deemed approved by us and all our limited partners and shall not constitute a breach of the Partnership Agreement, of any agreement contemplated thereby or of any duty, if the resolution, course of action or transaction in respect of such conflict of interest is:
•approved by the conflicts committee of our general partner; or
•approved by the holders of a majority of our outstanding common units, excluding any such units owned by our general partner or any of its affiliates.

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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution of $0.2750 per unit on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common units. During 2020, we made a $1.8856 per unit distribution to all of our unitholders, resulting in Westlake receiving approximately $26.6 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2020, we paid approximately $146.7 million for such expenses.
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
In addition to the agreements described below, we also entered into the MLP Revolver in 2015, which was amended in August 2017, December 2017 and March 2020, and OpCo entered into the OpCo Revolver and assumed various promissory notes at the closing of the IPO. The OpCo Revolver was amended in September 2018 to extend the maturity date from August 4, 2019 to September 25, 2023, and revise the applicable margin from 3% to 2%. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness."

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
Omnibus Agreement
We, OpCo and Westlake are parties to the Omnibus Agreement, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of our equity interests in OpCo, the ethylene production facilities that serve Westlake's other facilities, or certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.

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
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2020 and 2019 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2020 and December 31, 2019:

	For the year ended December 31,
	2020	2019
Audit fees (1)	$961,250	$750,000
Tax fees (2)	245,770	279,154
Total	$1,207,020	$1,029,154

______________________________
(1)Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls, quarterly review of our consolidated financial statements, reviews of documents filed with the SEC, registration statements and comfort letters.
(2)Represents tax services with respect to the preparation of the Partnership's 2019 K-1 statements in 2020, and the preparation of the Partnership's 2018 K-1 statements in 2019 and compliance services in 2020 and 2019, respectively.
Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2020.

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

3.5
Amended and Restated Limited Partnership Agreement of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.7 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

3.6
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP dated as of December 1, 2017 (File No. 01-36567) (incorporated by reference to Exhibit 3.4 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Westlake Chemical Partners' Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-36567).

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

4.4
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

4.5
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Chemical Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.6
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Melon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.7
Eleventh Supplemental Indenture (including the form of the Notes), dated as of November 28, 2017, among Westlake Chemical Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Melon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Chemical Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.8
Registration Rights Agreement by and among Westlake Chemical Partners LP and the persons named therein, dated as of March 29, 2019 (incorporated by reference to Exhibit 4.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on March 29, 2019, File No. 001-36567).

4.9
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260).

Exhibit No.	Description
4.10
Paying Agency Agreement dated as of July 17, 2019, between Westlake Chemical Corporation and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

4.11
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Chemical Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Chemical Corporation's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260).

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

10.8
Amended and Restated Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical OpCo LP, Westlake Polymers LLC, and the lenders party thereto, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020, File No. 001-36567).

10.9†
Westlake Chemical Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.10
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners LP and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

10.11
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260).

10.12
Exchange Agreement, effective as of August 1, 2014, by and between WPT LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.20 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 30, 2016 (File No. 01-36567) filed on March 7, 2017).

10.13
Investment Management Agreement among Westlake Chemical Corporation, Westlake Chemical OpCo LP, and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, (File No. 01-36567) filed on November 7, 2017).

10.14
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 01-36567) filed on August 3, 2017).

Exhibit No.	Description
10.15
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017 (incorporated by reference to Exhibit 10.24 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

10.16
Third Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of March 19, 2020 (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020, File No. 001-36567).

10.17†
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

10.19
First Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 01-36567) filed on November 6, 2018).

10.20
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

10.22
First Amendment to Equity Distribution Agreement by and among Westlake Chemical Partners LP, Westlake Chemical Partners GP LLC, UBS Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC dated as of February 28, 2020 (incorporated by reference to Exhibit 10.22 to Westlake Chemical Partnership LP's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020, File No, 001-36567).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 2, 2021	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 2, 2021
M. Steven Bender

/S/ JOHNATHAN S. ZOELLER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2021
Johnathan S. Zoeller

/S/ L. BENJAMIN EDERINGTON	Senior Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Director	March 2, 2021
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 2, 2021
James Chao

/S/ G. STEPHEN FINLEY	Director	March 2, 2021
G. Stephen Finley

/S/ ANGELA MINAS	Director	March 2, 2021
Angela Minas

/S/ RANDY WOELFEL	Director	March 2, 2021
Randy Woelfel