Form 10-Q
period 2021-03-31
Westlake Chemical Partners LP
filed 2021-05-05
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,198,903 common units outstanding as of April 28, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,289	$17,154
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	187,239	123,228
Accounts receivable, net—Westlake	50,969	108,028
Accounts receivable, net—third parties	19,702	11,029
Inventories	3,171	3,474
Prepaid expenses and other current assets	217	392
Total current assets	278,587	263,305
Property, plant and equipment, net	1,039,261	1,050,677
Goodwill	5,814	5,814
Deferred charges and other assets, net	33,472	36,692
Total assets	$1,357,134	$1,356,488
LIABILITIES
Current liabilities
Accounts payable—Westlake	$11,921	$7,855
Accounts payable—third parties	12,602	13,131
Accrued and other liabilities	18,049	18,768
Total current liabilities	42,572	39,754
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,574	1,542
Other liabilities	206	381
Total liabilities	444,026	441,351
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,076,673 and 21,076,673 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	470,834	471,701
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	47,690	48,270
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	275,952	277,399
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	637,156	637,738
Total equity	913,108	915,137
Total liabilities and equity	$1,357,134	$1,356,488
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$219,803	$214,828
Net co-product, ethylene and other sales—third parties	48,404	35,721
Total net sales	268,207	250,549
Cost of sales	180,508	147,001
Gross profit	87,699	103,548
Selling, general and administrative expenses	8,673	6,196
Income from operations	79,026	97,352
Other income (expense)
Interest expense—Westlake	(2,236)	(3,950)
Other income, net	7	585
Income before income taxes	76,797	93,987
Income tax provision	175	217
Net income	76,622	93,770
Less: Net income attributable to noncontrolling interest in OpCo	61,476	76,023
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$15,146	$17,747
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.43	$0.50
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,076,673	21,072,315
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	9,069	6,077	—	61,476	76,622
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(62,058)	(62,058)
Balance at March 31, 2021	$470,834	$47,690	$(242,572)	$637,156	$913,108

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135
Net income	10,626	7,121	—	76,023	93,770
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(79,223)	(79,223)
Balance at March 31, 2020	$472,428	$48,814	$(242,572)	$671,421	$950,091

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(in thousands of dollars)
Cash flows from operating activities
Net income	$76,622	$93,770
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,542	26,031
Loss from disposition of property, plant and equipment	1,359	97
Other gains, net	103	119
Changes in operating assets and liabilities
Accounts receivable—third parties	(8,744)	(3,740)
Net accounts receivable—Westlake	60,978	(8,573)
Inventories	303	484
Prepaid expenses and other current assets	175	266
Accounts payable	(625)	1,463
Accrued and other liabilities	(699)	1,252
Other, net	(1,606)	(208)
Net cash provided by operating activities	155,408	110,961
Cash flows from investing activities
Additions to property, plant and equipment	(12,748)	(11,989)
Maturities of investments with Westlake under the Investment Management Agreement	—	79,000
Investments with Westlake under the Investment Management Agreement	(64,000)	(78,000)
Other	126	—
Net cash used for investing activities	(76,622)	(10,989)
Cash flows from financing activities
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(62,058)	(79,223)
Quarterly distributions to unitholders	(16,593)	(16,591)
Net cash used for financing activities	(78,651)	(95,814)
Net increase in cash and cash equivalents	135	4,158
Cash and cash equivalents at beginning of period	17,154	19,923
Cash and cash equivalents at end of period	$17,289	$24,081
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
In connection with the IPO, the Partnership acquired a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and one common carrier ethylene pipeline (collectively, the "Contributed Assets"). Since the IPO, the Partnership has periodically purchased additional limited partner interest in OpCo. Most recently, on March 29, 2019, the Partnership purchased an additional 4.5% newly-issued limited partner interest in OpCo for approximately $201,445, resulting in an aggregate 22.8% limited partner interest in OpCo, effective January 1, 2019. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Chemical Corporation.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), filed with the SEC on March 2, 2021. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2020.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2021, its results of operations for the three months ended March 31, 2021 and 2020 and the changes in its cash position for the three months ended March 31, 2021 and 2020.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2021 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The COVID pandemic resulted in widespread adverse impacts on the global economy in 2020. The Partnership has not experienced significant disruptions to its business operations in 2020 or during the three months ended March 31, 2021 and does not expect significant disruptions to its business operations resulting from COVID-19. However, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines (in the United States, Europe and globally) and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the impact on the operation of OpCo's facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2021	December 31, 2020
Trade customers	$20,052	$11,344
Allowance for credit losses	(386)	(315)
	19,666	11,029
Other receivables	36	—
Accounts receivable, net—third parties	$19,702	$11,029
3. Inventories
Inventories consist of the following:

	March 31, 2021	December 31, 2020
Finished products	$2,749	$3,157
Feedstock, additives and chemicals	422	317
Inventories	$3,171	$3,474
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,802 and $22,753 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $4,740 and $3,278 is included in costs of sales in the consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
6. Distributions and Net Income Per Limited Partner Unit
On May 3, 2021, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2021 of $0.4714 per unit. This distribution is payable on May 27, 2021 to unitholders of record as of May 13, 2021.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2021	2020
Net income attributable to the Partnership	$15,146	$17,747
Less:
Limited partners' distribution declared on common units	16,593	16,591
Net income in excess of distribution (distribution in excess of net income)	$(1,447)	$1,156
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

	Three Months Ended March 31, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,593	$—	$16,593
Distribution in excess of net income	(1,447)	—	(1,447)
Net income	$15,146	$—	$15,146
Weighted average units outstanding:
Basic and diluted	35,198,903		35,198,903
Net income per limited partner unit:
Basic and diluted	$0.43

	Three Months Ended March 31, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,591	$—	$16,591
Net income in excess of distribution	1,156	—	1,156
Net income	$17,747	$—	$17,747
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.50

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
The Partnership's distribution for the three months ended March 31, 2021 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Distributions per common unit	$0.4714	$0.4714
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of March 31, 2021.
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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2021	2020
Net sales—Westlake	$219,803	$214,828

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
During February and March 2021, due to the severe winter storm, OpCo's ethylene production facilities in the region experienced disruptions to their operations, resulting in lost production and additional maintenance and other costs. OpCo declared force majeure under the Ethylene Supply Agreement. As a result of the force majeure, the Partnership recognized a buyer deficiency fee of $5,500 in the three months ended March 31, 2021, as a component of net sales, representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses during the force majeure events. The buyer deficiency is an estimate based on OpCo's anticipated 2021 ethylene production. Additionally, under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the period, OpCo is entitled to recover the shortfall in the subsequent year. During the three months ended March 31, 2021, based on the additional costs incurred during the force majeure events, the Partnership recognized a shortfall of $4,178 as a component of net sales.
During 2020, the Lake Charles Petro 1 and Petro 2 facilities were impacted by Hurricanes Laura and Delta, which resulted in force majeure events under the Ethylene Sales Agreement. As a result of the force majeure events, the Partnership recognized a buyer deficiency fee of $69,555 as a component of net sales in 2020. Payment for the buyer deficiency fee was received by the Partnership in January 2021.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2021	2020
Feedstock purchased from Westlake and included in cost of sales	$82,116	$59,638
Other charges from Westlake and included in cost of sales	31,842	24,100
Total	$113,958	$83,738
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2021	2020
Services received from Westlake and included in selling, general and administrative expenses	$7,912	$5,115
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2021	2020
Goods and services purchased from Westlake and capitalized as assets	$403	$480

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $67 and $56 was included in the receivable under the Investment Management Agreement balance at March 31, 2021 and December 31, 2020, respectively. Total interest earned related to the Investment Management Agreement was $67 and $587 for the three months ended March 31, 2021 and 2020, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2021	December 31, 2020
Receivable under the Investment Management Agreement	$187,239	$123,228
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake, the buyer deficiency fee and the shortfall recognized under the Ethylene Sales Agreement, as discussed above under "Sales to Related Parties." The buyer deficiency fee and the shortfall recognized in the three months ended March 31, 2021 are scheduled to be received by the Partnership after the end of 2021.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2021	December 31, 2020
Accounts receivable—Westlake	$50,969	$108,028
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	March 31, 2021	December 31, 2020
Accounts payable—Westlake	$11,921	$7,855
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $686 and $670 for the three months ended March 31, 2021 and 2020, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended March 31, 2021 and 2020 was $2,236 and $3,950, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At March 31, 2021 and December 31, 2020, accrued interest on related party debt was $2,236 and $2,336, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2021	December 31, 2020
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2021 and 2020, Westlake accounted for approximately 82.0% and 85.7%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2021	December 31, 2020
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
	$399,674	$399,674
The weighted average interest rate on all long-term debt was 2.2% at March 31, 2021 and December 31, 2020.
As of March 31, 2021, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2021 and December 31, 2020 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at March 31, 2021. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$22,817	$22,619	$23,301
MLP Revolver	377,055	377,520	377,055	383,284
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $18,049 and $18,768 at March 31, 2021 and December 31, 2020, respectively. Accrued taxes, accrued maintenance expense and accrued interest, which are components of accrued liabilities, were $3,120, $6,215 and $2,236, respectively, at March 31, 2021 and $6,207, $3,905 and $2,336, respectively, at December 31, 2020. No other component of accrued liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $582 and $20 for the three months ended March 31, 2021 and 2020, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K"), as filed with the SEC on March 2, 2021. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Chemical Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for the first 45 days of a force majeure event, but is reduced for the portion of a force majeure event extending beyond the 45th day. In the event of a force majeure event, we recognize buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses associated with ethylene that OpCo would have produced and is not expected to be produced based on anticipated production. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
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
MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the non-GAAP measures of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. We use each of MLP distributable cash flow and EBITDA to analyze our performance. Fees for a buyer deficiency and Shortfall are included in net income in the periods in which they are recognized. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly-traded partnerships; our ability to incur and service debt and fund capital expenditures; and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

Significant Developments Affecting Industry Conditions and Our Business
COVID-19, Industry Conditions and Our Business
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. We have not experienced significant disruptions to our business operations and do not expect to experience significant disruptions to our business operations resulting from COVID-19, primarily due to the fact that 95% of our production is sold to Westlake on a take-or-pay contract.
Our first priority in our response to this crisis has been the health and safety of our operators, who are seconded to us by Westlake, and those of our customers and vendors. Westlake has implemented preventative measures and developed corporate and regional response plans to minimize unnecessary risk of exposure. We and Westlake have modified certain business practices (including those related to employee travel, employee work locations and employee work practices) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. We and Westlake have implemented strategies to reduce costs, increase operational efficiencies and lower capital spending. We also deferred the planned turnaround at OpCo's Petro 2 ethylene unit and associated maintenance cost from 2020 to the second half of 2021. The turnaround is expected to last approximately 60 days.
February Winter Storm
In February 2021, large parts of the southern United States, including Louisiana and Kentucky, experienced a severe winter storm. Due to the severe winter storm, OpCo's ethylene production facilities in the region experienced disruption to their operations, resulting in lost production and additional maintenance costs. OpCo declared force majeure under the Ethylene Supply Agreement during February and March 2021. As a result of the force majeure events, we recognized a buyer deficiency fee of $5.5 million and a Shortfall of $4.2 million in the first quarter of 2021 that are scheduled to be received by the Partnership after the end of 2021. The buyer deficiency fee is associated with ethylene that OpCo would have produced and is not expected to be produced in 2021 based on anticipated production. OpCo's production facilities have since resumed production.

Results of Operations

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Revenue
Net sales—Westlake	$219,803	$214,828
Net co-product, ethylene and other sales—third parties	48,404	35,721
Total net sales	268,207	250,549
Cost of sales	180,508	147,001
Gross profit	87,699	103,548
Selling, general and administrative expenses	8,673	6,196
Income from operations	79,026	97,352
Other income (expense)
Interest expense—Westlake	(2,236)	(3,950)
Other income, net	7	585
Income before income taxes	76,797	93,987
Income tax provision	175	217
Net income	76,622	93,770
Less: Net income attributable to noncontrolling interest in OpCo	61,476	76,023
Net income attributable to Westlake Chemical Partners LP	$15,146	$17,747
MLP distributable cash flow (1)	$16,245	$18,337
EBITDA (2)	$106,575	$123,968
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2021
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+22.2%	-19.0%

	Three Months Ended March 31,
	2021	2020
Average industry prices (1)
Ethane (cents/lb)	8.1	4.7
Propane (cents/lb)	21.2	8.8
Ethylene (cents/lb) (2)	45.1	15.8
_____________
(1)Industry pricing data was obtained through IHS Markit ("IHS"). We have not independently verified the data.
(2)Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$155,408	$110,961
Loss from disposition of fixed assets	(1,359)	(97)
Changes in operating assets and liabilities and other	(77,427)	(17,094)
Net Income	76,622	93,770
Add:
Depreciation, amortization and disposition of property, plant and equipment	28,898	26,127
Mark-to-market adjustment gain on derivative contracts	—	(2,491)
Less:
Contribution to turnaround reserves	(12,332)	(9,923)
Maintenance capital expenditures	(11,743)	(11,121)
Distributable cash flow attributable to noncontrolling interest in OpCo	(65,200)	(78,025)
MLP distributable cash flow	$16,245	$18,337
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$155,408	$110,961
Loss from disposition of fixed assets	(1,359)	(97)
Changes in operating assets and liabilities and other	(77,427)	(17,094)
Net Income	76,622	93,770
Less:
Other income, net	7	585
Interest expense	(2,236)	(3,950)
Provision for income taxes	(175)	(217)
Income from operations	79,026	97,352
Add:
Depreciation and amortization	27,542	26,031
Other income, net	7	585
EBITDA	$106,575	$123,968

Summary
For the quarter ended March 31, 2021, net income was $76.6 million on net sales of $268.2 million. This represents a decrease in net income of $17.2 million as compared to net income of $93.8 million on net sales of $250.5 million for the quarter ended March 31, 2020. Net income attributable to the Partnership for the first quarter of 2021 was $15.1 million as compared to $17.7 million for the first quarter of 2020, a decrease of $2.6 million. Net income and net income attributable to the Partnership for the first quarter of 2021 as compared to the first quarter of 2020 were lower primarily due to lower sales volumes to Westlake and third parties and higher feedstock and conversion costs. The decreases were partially offset by higher sales prices for ethylene sold to Westlake per the terms of the Ethylene Sales Agreement and to third parties, as well as the buyer deficiency fee of $5.5 million and the Shortfall of $4.2 million recognized in the first quarter of 2021 due to the force majeure events in February and March 2021 resulting from the severe winter storm. Net sales for the first quarter of 2021 increased by $17.7 million as compared to net sales for the first quarter of 2020, mainly due to higher sales prices to Westlake per the terms of the Ethylene Sales Agreement and to third parties, as well as the buyer deficiency fee and the Shortfall recognized during the first quarter of 2021, partially offset by lower sales volumes to Westlake and third parties during the first quarter of 2021. Income from operations was $79.0 million for the first quarter of 2021 as compared to $97.4 million for the first quarter of 2020. Income from operations for the first quarter of 2021 decreased mainly as a result of decreased sales volumes to Westlake and third parties, increased selling, general and administrative costs and higher feedstock and conversion costs, as compared to the first quarter of 2020, partially offset by higher sales prices for ethylene sold to Westlake and third parties, as well as the buyer deficiency fee and the Shortfall recognized during the period.
RESULTS OF OPERATIONS
First Quarter 2021 Compared with First Quarter 2020
Net Sales. Total net sales increased by $17.7 million, or 7.1%, to $268.2 million in the first quarter of 2021 from $250.5 million in the first quarter of 2020. The increase in net sales in the first quarter of 2021 was primarily due to higher sales prices to Westlake per the terms of the Ethylene Sales Agreement and to third parties, the buyer deficiency fee of $5.5 million and the Shortfall of $4.2 million recognized during the period, partially offset by lower sales volumes to Westlake and third parties during the first quarter of 2021. The average sales price in the first quarter of 2021 contributed to a 22.2% increase in net sales, primarily due to higher ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement and to third parties. The lower sales volume contributed to a 19.0% decrease in net sales in the first quarter of 2021 compared to the first quarter of 2020. The decrease in sales volumes for the first quarter of 2021 was primarily due to the force majeure events as a result of the severe winter storm that impacted OpCo's production facilities.
Gross Profit. Gross profit decreased to $87.7 million for the first quarter of 2021 from $103.5 million for the first quarter of 2020. The gross profit margin in the first quarter of 2021 was 32.7%, as compared to 41.3% for the first quarter of 2020. The first quarter 2021 gross profit margin was lower mainly due to increased feedstock and conversion costs and lower sales volumes to third parties, partially offset by higher prices for ethylene sold to Westlake and third parties compared to the first quarter of 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million, or 40.3%, to $8.7 million in the first quarter of 2021 as compared to $6.2 million in the first quarter of 2020. The increase in the first quarter of 2021 was mainly attributable to higher service costs as compared to the first quarter of 2020.
Interest Expense. Interest expense decreased by $1.8 million to $2.2 million in the first quarter of 2021 from $4.0 million in the first quarter of 2020, largely due to a lower average interest rate on debt.
Other Income, net. Other income, net in the first quarter of 2021 decreased by $0.6 million, primarily due to a decrease in interest income earned under the Investment Management Agreement as a result of lower average interest rates.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $2.1 million to $16.2 million in the first quarter of 2021 from $18.3 million in the first quarter of 2020. The decrease in the first quarter of 2021, as compared to the prior-year period, was primarily attributable to the lower earnings at OpCo resulting from the severe winter storm as well as contributions for turnaround reserves.
EBITDA. EBITDA decreased by $17.4 million to $106.6 million in the first quarter of 2021 from $124.0 million in the first quarter of 2020. The decrease, as compared to the prior-year period, was primarily due to lower sales volumes to Westlake and third parties as a result of lower production due to the severe winter storm in February 2021 and higher feedstock and conversion costs, partially offset by higher sales prices for ethylene sold to Westlake per the terms of the Ethylene Sales Agreement and to third parties, as well as the buyer deficiency fee and the Shortfall recognized in the first quarter of 2021.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
Operating Activities
Operating activities provided cash of $155.4 million in the first three months of 2021 compared to cash provided by operating activities of $111.0 million in the first three months of 2020. The $44.4 million increase in cash flows from operating activities was mainly due to an increase in cash provided for working capital, partially offset by a decrease in income from operations during the three months ended March 31, 2021 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $51.5 million in the first three months of 2021 as compared to $8.7 million of cash used in the first three months of 2020, resulting in an overall favorable change of $60.2 million. The favorable change in working capital was mainly attributable to a favorable change in Westlake, net accounts receivable due to the receipt of the buyer deficiency fee related to the force majeure events in 2020 by the Partnership in January 2021, partially offset by unfavorable changes in accounts receivable, net—third parties, accounts payable and accrued and other liabilities.
Investing Activities
Net cash used for investing activities during the first three months of 2021 was $76.6 million as compared to net cash used for investing activities of $11.0 million in the first three months of 2020, mainly due to increased net cash used under the Investment Management Agreement in the first three months of 2021, as compared to the prior-year period. Capital expenditures during the first three months of 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first three months of 2021 was $78.7 million as compared to net cash used by financing activities of $95.8 million in the first three months of 2020. The outflows during the first three months of 2021 were related to the distribution of $62.1 million to Westlake and of $16.6 million to other unitholders by the Partnership. The cash outflows during the first three months of 2020 were related to the distribution of $79.2 million to Westlake and of $16.6 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the ATM Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of March 31, 2021.
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
In order to fund non-annual turnaround expenditures, we cause OpCo to reserve an amount for turnaround costs during each twelve-month period designed to cover future turnaround activities. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five years. By reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
Westlake's credit facility and various indentures do not prevent OpCo from making distributions to us.

On May 3, 2021, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on May 27, 2021 to unitholders of record as of May 13, 2021, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on March 31, 2021. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the three months ended March 31, 2021 and 2020 were $12.7 million and $12.0 million, respectively. No funding was required by OpCo to fund capital expenditures during the three months ended March 31, 2021 and 2020. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2021, our cash and cash equivalents totaled $17.3 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $187.2 million of cash invested under the Investment Management Agreement at March 31, 2021.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake, as amended in August and December 2017 and March 2020 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on September 25, 2023. As of March 31, 2021, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature in 2023. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2021, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
•our plans and Westlake's plans to respond to the challenges presented by the COVID-19 epidemic, as well as the timing and deferral of the planned turnaround at OpCo's Petro 2 ethylene unit;
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
•compliance with present and future environmental regulations and costs associated with environmentally related penalties, capital expenditures, remedial actions and proceedings, including any new laws, regulations or treaties that may come into force to limit or control carbon dioxide and other greenhouse gas emissions or to address other issues of climate change;
•our ability to receive indemnification from Westlake for environmental and other losses; and
•effects of pending legal proceedings.

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2020 Form 10-K and the following:
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at March 31, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2021, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of March 31, 2021 was 2.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the March 31, 2021 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of March 31, 2021. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We are currently reviewing how LIBOR phase-out will affect us, but we do not expect the impact to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2020 Form 10-K, filed on March 2, 2021, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2020 Form 10-K. There have been no material changes from those risk factors.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 5, 2021	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 5, 2021	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)