Form 10-Q
period 2021-06-30
Westlake Chemical Partners LP
filed 2021-08-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,204,561 common units outstanding as of July 28, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,665	$17,154
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	222,249	123,228
Accounts receivable, net—Westlake	66,948	108,028
Accounts receivable, net—third parties	24,962	11,029
Inventories	4,929	3,474
Prepaid expenses and other current assets	61	392
Total current assets	336,814	263,305
Property, plant and equipment, net	1,030,016	1,050,677
Goodwill	5,814	5,814
Deferred charges and other assets, net	29,111	36,692
Total assets	$1,401,755	$1,356,488
LIABILITIES
Current liabilities
Accounts payable—Westlake	$20,134	$7,855
Accounts payable—third parties	12,435	13,131
Accrued and other liabilities	16,084	18,768
Total current liabilities	48,653	39,754
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,634	1,542
Other liabilities	36	381
Total liabilities	449,997	441,351
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,082,331 and 21,076,673 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	476,076	471,701
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	51,103	48,270
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	284,607	277,399
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	667,151	637,738
Total equity	951,758	915,137
Total liabilities and equity	$1,401,755	$1,356,488
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$240,956	$227,431	$460,759	$442,259
Net co-product, ethylene and other sales—third parties	81,273	11,069	129,677	46,790
Total net sales	322,229	238,500	590,436	489,049
Cost of sales	191,200	148,470	371,708	295,471
Gross profit	131,029	90,030	218,728	193,578
Selling, general and administrative expenses	8,269	6,139	16,942	12,335
Income from operations	122,760	83,891	201,786	181,243
Other income (expense)
Interest expense—Westlake	(2,224)	(3,431)	(4,460)	(7,381)
Other income, net	21	123	28	708
Income before income taxes	120,557	80,583	197,354	174,570
Income tax provision	263	206	438	423
Net income	120,294	80,377	196,916	174,147
Less: Net income attributable to noncontrolling interest in OpCo	95,195	65,517	156,671	141,540
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$25,099	$14,860	$40,245	$32,607
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.71	$0.43	$1.14	$0.93
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,079,657	21,072,315	21,078,173	21,072,315
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	9,069	6,077	—	61,476	76,622
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(62,058)	(62,058)
Balance at March 31, 2021	$470,834	$47,690	$(242,572)	$637,156	$913,108

Net income	15,029	10,070	—	95,195	120,294
Units issued for vested phantom units	149	—	—	—	149
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(65,200)	(65,200)
Balance at June 30, 2021	$476,076	$51,103	$(242,572)	$667,151	$951,758

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135
Net income	10,626	7,121	—	76,023	93,770
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(79,223)	(79,223)
Balance at March 31, 2020	$472,428	$48,814	$(242,572)	$671,421	$950,091

Net income	8,897	5,963	—	65,517	80,377
Quarterly distributions to unitholders	(9,933)	(6,657)	—	—	(16,590)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(78,025)	(78,025)
Balance at June 30, 2020	$471,392	$48,120	$(242,572)	$658,913	$935,853

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(in thousands of dollars)
Cash flows from operating activities
Net income	$196,916	$174,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,244	51,844
Loss from disposition of property, plant and equipment	1,391	446
Other gains, net	759	(310)
Changes in operating assets and liabilities
Accounts receivable—third parties	(14,600)	3,235
Net accounts receivable—Westlake	53,191	(8,890)
Inventories	(1,455)	955
Prepaid expenses and other current assets	331	405
Accounts payable	653	1,207
Accrued and other liabilities	(3,140)	998
Other, net	(3,172)	(318)
Net cash provided by operating activities	287,118	223,719
Cash flows from investing activities
Additions to property, plant and equipment	(27,289)	(20,595)
Maturities of investments with Westlake under the Investment Management Agreement	83,000	181,000
Investments with Westlake under the Investment Management Agreement	(182,000)	(190,000)
Other	126	—
Net cash used for investing activities	(126,163)	(29,595)
Cash flows from financing activities
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(127,258)	(157,248)
Quarterly distributions to unitholders	(33,186)	(33,181)
Net cash used for financing activities	(160,444)	(190,429)
Net increase in cash and cash equivalents	511	3,695
Cash and cash equivalents at beginning of period	17,154	19,923
Cash and cash equivalents at end of period	$17,665	$23,618
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2021, its results of operations for the three and six months ended June 30, 2021 and 2020 and the changes in its cash position for the six months ended June 30, 2021 and 2020.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The COVID pandemic resulted in widespread adverse impacts on the global economy in 2020. The Partnership has not experienced significant disruptions to its business operations in 2020 or during the six months ended June 30, 2021 and does not expect significant disruptions to its business operations resulting from COVID-19. However, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines globally and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the impact on the operation of OpCo's facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
Recent Accounting Pronouncements
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022 and are not expected to have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2021	December 31, 2020
Trade customers	$25,908	$11,344
Allowance for credit losses	(982)	(315)
	24,926	11,029
Other receivables	36	—
Accounts receivable, net—third parties	$24,962	$11,029
3. Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Finished products	$4,566	$3,157
Feedstock, additives and chemicals	363	317
Inventories	$4,929	$3,474
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,983 and $22,714 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense on property, plant and equipment of $45,785 and $45,467 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2021 and 2020, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $5,719 and $3,099 is included in costs of sales in the consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively. Amortization expense on other assets of $10,459 and $6,377 is included in costs of sales in the consolidated statements of operations for the six months ended June 30, 2021 and 2020, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
6. Distributions and Net Income Per Limited Partner Unit
On August 2, 2021, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2021 of $0.4714 per unit. This distribution is payable on August 26, 2021 to unitholders of record as of August 12, 2021.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to the Partnership	$25,099	$14,860	$40,245	$32,607
Less:
Limited partners' distribution declared on common units	16,595	16,590	33,188	33,181
Net income in excess of distribution (distribution in excess of net income)	$8,504	$(1,730)	$7,057	$(574)
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

	Three Months Ended June 30, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,595	$—	$16,595
Net income in excess of distribution	8,504	—	8,504
Net income	$25,099	$—	$25,099
Weighted average units outstanding:
Basic and diluted	35,201,887		35,201,887
Net income per limited partner unit:
Basic and diluted	$0.71

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,590	$—	$16,590
Distribution in excess of net income	(1,730)	—	(1,730)
Net income	$14,860	$—	$14,860
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.43

	Six Months Ended June 30, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,188	$—	$33,188
Net income in excess of distribution	7,057	—	7,057
Net income	$40,245	$—	$40,245
Weighted average units outstanding:
Basic and diluted	35,200,403		35,200,403
Net income per limited partner unit:
Basic and diluted	$1.14

	Six Months Ended June 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,181	$—	$33,181
Distribution in excess of net income	(574)	—	(574)
Net income	$32,607	$—	$32,607
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.93
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership's distribution for the three months ended June 30, 2021 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributions per common unit	$0.4714	$0.4714	$0.9428	$0.9428
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of June 30, 2021.
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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales—Westlake	$240,956	$227,431	$460,759	$442,259

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
During June 2021, OpCo's Petro 1 facility experienced an outage, which resulted in a force majeure event under the Ethylene Sales Agreement. In addition, OpCo declared a force majeure in February 2021 due to the severe winter storm. As a result of these force majeure events, the Partnership updated its estimate of OpCo's 2021 anticipated production as of June 30, 2021. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. Based upon this change in estimate of OpCo's 2021 anticipated production, the Partnership has recognized buyer deficiency fees and shortfall fees of $8,742 and $18,420 during the three and six months ended June 30, 2021, respectively. The buyer deficiency fees and shortfall fees are classified as a component of net sales.
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
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Feedstock purchased from Westlake and included in cost of sales	$100,979	$69,324	$183,095	$128,962
Other charges from Westlake and included in cost of sales	27,466	23,898	59,308	47,998
Total	$128,445	$93,222	$242,403	$176,960
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Services received from Westlake and included in selling, general and administrative expenses	$7,000	$5,698	$14,912	$10,813
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Goods and services purchased from Westlake and capitalized as assets	$533	$384	$936	$864

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $77 and $56 was included in the receivable under the Investment Management Agreement balance at June 30, 2021 and December 31, 2020, respectively. Total interest earned related to the Investment Management Agreement was $77 and $219 for the three months ended June 30, 2021 and 2020, respectively, and $145 and $807 for the six months ended June 30, 2021 and 2020, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2021	December 31, 2020
Receivable under the Investment Management Agreement	$222,249	$123,228
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement, as discussed above under "Sales to Related Parties." The buyer deficiency fee and shortfall fee recognized in the six months ended June 30, 2021are scheduled to be received by the Partnership after the end of 2021.
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2021	December 31, 2020
Accounts receivable—Westlake	$66,948	$108,028
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	June 30, 2021	December 31, 2020
Accounts payable—Westlake	$20,134	$7,855
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $608 and $726 for the three months ended June 30, 2021 and 2020, respectively, and $1,295 and $1,396 for the six months ended June 30, 2021 and 2020, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended June 30, 2021 and 2020 was $2,224 and $3,431, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At June 30, 2021 and December 31, 2020, accrued interest on related party debt was $2,224 and $2,336, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2021	December 31, 2020
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2021 and 2020, Westlake accounted for approximately 74.8% and 95.4%, respectively, of the Partnership's net sales. During the six months ended June 30, 2021 and 2020, Westlake accounted for approximately 78.0% and 90.4%, respectively, of the Partnership's net sales.
Other
See Note 7 above for an additional related party transaction.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2021	December 31, 2020
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
	$399,674	$399,674
The weighted average interest rate on all long-term debt was 2.2% at June 30, 2021 and December 31, 2020.
As of June 30, 2021, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2021 and December 31, 2020 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at June 30, 2021. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$22,924	$22,619	$23,301
MLP Revolver	377,055	379,868	377,055	383,284
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $16,084 and $18,768 at June 30, 2021 and December 31, 2020, respectively. Accrued taxes, accrued maintenance expense and accrued capital expenditures, which are components of accrued liabilities, were $3,925, $3,025 and $2,823, respectively, at June 30, 2021 and $6,207, $3,905 and $2,286, respectively, at December 31, 2020. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $669 and $182 for the six months ended June 30, 2021 and 2020, respectively.

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
Force Majeure Events
During June 2021, OpCo's Petro 1 facility experienced an outage, which resulted in a force majeure event under the Ethylene Sales Agreement. In addition, OpCo declared a force majeure in February 2021 due to the severe winter storm. As a result of these force majeure events, the Partnership updated its estimate of OpCo's 2021 anticipated production as of June 30, 2021. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. Based upon this change in estimate of OpCo's 2021 anticipated production, the Partnership has recognized buyer deficiency fees and Shortfall of $8.7 million and $18.4 million during the three and six months ended June 30, 2021, respectively. The buyer deficiency fees and Shortfall are classified as a component of net sales.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue
Net sales—Westlake	$240,956	$227,431	$460,759	$442,259
Net co-product, ethylene and other sales—third parties	81,273	11,069	129,677	46,790
Total net sales	322,229	238,500	590,436	489,049
Cost of sales	191,200	148,470	371,708	295,471
Gross profit	131,029	90,030	218,728	193,578
Selling, general and administrative expenses	8,269	6,139	16,942	12,335
Income from operations	122,760	83,891	201,786	181,243
Other income (expense)
Interest expense—Westlake	(2,224)	(3,431)	(4,460)	(7,381)
Other income, net	21	123	28	708
Income before income taxes	120,557	80,583	197,354	174,570
Income tax provision	263	206	438	423
Net income	120,294	80,377	196,916	174,147
Less: Net income attributable to noncontrolling interest in OpCo	95,195	65,517	156,671	141,540
Net income attributable to Westlake Chemical Partners LP	$25,099	$14,860	$40,245	$32,607
MLP distributable cash flow (1)	$25,538	$16,855	$41,783	$35,192
EBITDA (2)	$151,483	$109,827	$258,058	$233,795
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+30.5%	+1.0%	+25.4%	-8.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average industry prices (1)
Ethane (cents/lb)	8.7	6.4	8.4	5.6
Propane (cents/lb)	20.7	9.6	21.0	9.2
Ethylene (cents/lb) (2)	43.0	11.0	44.0	13.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$131,710	$112,758	$287,118	$223,719
Loss from disposition of fixed assets	(32)	(349)	(1,391)	(446)
Changes in operating assets and liabilities and other	(11,384)	(32,032)	(88,811)	(49,126)
Net Income	120,294	80,377	196,916	174,147
Add:
Depreciation, amortization and disposition of property, plant and equipment	28,734	26,164	57,632	52,291
Mark-to-market adjustment loss (gain) on derivative contracts	—	704	—	(1,787)
Less:
Contribution to turnaround reserves	(12,463)	(9,884)	(24,795)	(19,807)
Maintenance capital expenditures	(14,344)	(8,228)	(26,087)	(19,349)
Distributable cash flow attributable to noncontrolling interest in OpCo	(96,683)	(72,278)	(161,883)	(150,303)
MLP distributable cash flow	$25,538	$16,855	$41,783	$35,192
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$131,710	$112,758	$287,118	$223,719
Loss from disposition of fixed assets	(32)	(349)	(1,391)	(446)
Changes in operating assets and liabilities and other	(11,384)	(32,032)	(88,811)	(49,126)
Net Income	120,294	80,377	196,916	174,147
Less:
Other income, net	21	123	28	708
Interest expense	(2,224)	(3,431)	(4,460)	(7,381)
Provision for income taxes	(263)	(206)	(438)	(423)
Income from operations	122,760	83,891	201,786	181,243
Add:
Depreciation and amortization	28,702	25,813	56,244	51,844
Other income, net	21	123	28	708
EBITDA	$151,483	$109,827	$258,058	$233,795

Summary
For the quarter ended June 30, 2021, net income was $120.3 million on net sales of $322.2 million. This represents an increase in net income of $39.9 million as compared to net income of $80.4 million on net sales of $238.5 million for the quarter ended June 30, 2020. Net income attributable to the Partnership for the second quarter of 2021 was $25.1 million as compared to $14.9 million for the second quarter of 2020, an increase of $10.2 million. Net income and net income attributable to the Partnership for the second quarter of 2021 as compared to the second quarter of 2020 were higher primarily due to increased sales prices and volumes to third parties and the buyer deficiency fee and Shortfall totaling $8.7 million per the terms of the Ethylene Sales Agreement with Westlake in the second quarter of 2021 due to the force majeure event in June 2021, partially offset by increased ethane feedstock and natural gas costs. Net sales for the second quarter of 2021 increased by $83.7 million as compared to net sales for the second quarter of 2020, mainly due to higher sales prices and volumes to third parties and higher sales price to Westlake per the terms of the Ethylene Sales Agreement, as well as the buyer deficiency fee and Shortfall during the second quarter of 2021. Income from operations was $122.8 million for the second quarter of 2021 as compared to $83.9 million for the second quarter of 2020. Income from operations for the second quarter of 2021 increased mainly as a result of increased sales prices and volumes to third parties and the buyer deficiency fee and Shortfall recognized during the period, partially offset by increased ethane feedstock costs, natural gas costs and selling general and administrative expenses, as compared to the second quarter of 2020.
For the six months ended June 30, 2021, net income was $196.9 million on net sales of $590.4 million. This represents an increase in net income of $22.8 million as compared to net income of $174.1 million on net sales of $489.0 million for the six months ended June 30, 2020. Net income attributable to the Partnership for the six months ended June 30, 2021 was $40.2 million as compared to $32.6 million for the six months ended June 30, 2020, an increase of $7.6 million. Net income and net income attributable to the Partnership for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 were higher primarily due to higher sales prices to Westlake per the terms of the Ethylene Sales Agreement, higher prices and volumes to third parties and the buyer deficiency fee and Shortfall totaling $18.4 million recognized during the period, partially offset by increased ethane feedstock and natural gas costs as well lower sales volumes to Westlake. Net sales for the six months ended June 30, 2021 increased by $101.4 million as compared to net sales for the six months ended June 30, 2020, mainly due to higher sales prices and volumes to third parties and higher sales price to Westlake per the terms of the Ethylene Sales Agreement, as well as the buyer deficiency fee and Shortfall recognized during the six months ended June 30, 2021, partially offset by lower sales volumes to Westlake during the six months ended June 30, 2021. Income from operations was $201.8 million for the six months ended June 30, 2021 as compared to $181.2 million for the six months ended June 30, 2020. Income from operations for the six months ended June 30, 2021 increased mainly as a result of increased sales prices and volumes for ethylene to third parties and the buyer deficiency fee and Shortfall recognized during the period, partially offset by increased ethane feedstock costs, natural gas costs and selling general and administrative expenses as well lower sales volumes to Westlake as compared to the six months ended June 30, 2020.
RESULTS OF OPERATIONS
Second Quarter 2021 Compared with Second Quarter 2020
Net Sales. Total net sales increased by $83.7 million, or 35.1%, to $322.2 million in the second quarter of 2021 from $238.5 million in the second quarter of 2020. The increase in net sales in the second quarter of 2021 was primarily due to higher sales prices and volumes to third parties and higher sales price to Westlake per the terms of the Ethylene Sales Agreement and the buyer deficiency fee and Shortfall recognized during the period. The average sales price in the second quarter of 2021 contributed to a 30.5% increase in net sales, primarily due to higher ethylene sales prices to third parties and Westlake per the terms of the Ethylene Sales Agreement.
Gross Profit. Gross profit increased to $131.0 million for the second quarter of 2021 from $90.0 million for the second quarter of 2020. The gross profit margin in the second quarter of 2021 was 40.7%, as compared to 37.7% for the second quarter of 2020. The second quarter 2021 gross profit margin was higher mainly due to higher prices and volumes for ethylene sold to third parties and the buyer deficiency fee and Shortfall recognized during the period, partially offset by higher ethane feedstock and natural gas costs in the second quarter of 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 36.1%, to $8.3 million in the second quarter of 2021 as compared to $6.1 million in the second quarter of 2020. The increase in the second quarter of 2021 was mainly attributable to increased service costs and allowance for doubtful accounts as compared to the second quarter of 2020.
Interest Expense. Interest expense decreased by $1.2 million to $2.2 million in the second quarter of 2021 from $3.4 million in the second quarter of 2020, largely due to a lower average interest rate on debt.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $8.6 million to $25.5 million in the second quarter of 2021 from $16.9 million in the second quarter of 2020. The increase in the second quarter of 2021, as compared to the prior-year period, was primarily attributable to the higher earnings at OpCo, partially offset by increased turnaround reserves and higher maintenance expense.
EBITDA. EBITDA increased by $41.7 million to $151.5 million in the second quarter of 2021 from $109.8 million in the second quarter of 2020. The increase, as compared to the prior-year period, was primarily due to higher sales prices and volumes to third parties, and the buyer deficiency fee and Shortfall recognized during the period, partially offset by higher ethane feedstock and natural gas costs.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net Sales. Total net sales increased by $101.4 million, or 20.7%, to $590.4 million in the six months ended June 30, 2021 from $489.0 million in the six months ended June 30, 2020. The increase in net sales in the six months ended June 30, 2021 was primarily due to higher sales prices and volumes to third parties and higher sales price to Westlake per the terms of the Ethylene Sales Agreement, and the buyer deficiency fee and Shortfall recognized during the period, partially offset by lower sales volumes to Westlake during the six months ended June 30, 2021. The average sales price in the six months ended June 30, 2021 contributed to a 25.4% increase in net sales, primarily due to higher ethylene sales prices to third parties and to Westlake per the terms of the Ethylene Sales Agreement. The lower sales volume contributed to a 8.4% decrease in net sales in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in sales volumes for the six months ended June 30, 2021 was primarily due to the force majeure events during the period that impacted OpCo's production facilities.
Gross Profit. Gross profit increased to $218.7 million for the six months ended June 30, 2021 from $193.6 million for the six months ended June 30, 2020. The gross profit margin in the six months ended June 30, 2021 was 37.0%, as compared to 39.6% for the six months ended June 30, 2020. The six months ended June 30, 2021, gross profit margin was lower mainly due to increased ethane feedstock and natural gas costs, partially offset by higher prices for ethylene sold to third parties and the buyer deficiency fee and Shortfall recognized during the period compared to the six months ended June 30, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.6 million, or 37.4%, to $16.9 million in the six months ended June 30, 2021 as compared to $12.3 million in the six months ended June 30, 2020. The increase in the six months ended June 30, 2021 was mainly attributable to higher service costs as compared to the six months ended June 30, 2020.
Interest Expense. Interest expense decreased by $2.9 million to $4.5 million in the six months ended June 30, 2021 from $7.4 million in the six months ended June 30, 2020, largely due to a lower average interest rate on debt.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $6.6 million to $41.8 million in the six months ended June 30, 2021 from $35.2 million in the six months ended June 30, 2020. The increase in the six months ended June 30, 2021, as compared to the prior-year period, was primarily attributable to the higher earnings at OpCo, partially offset by increased turnaround reserves and higher maintenance expense.
EBITDA. EBITDA increased by $24.3 million to $258.1 million in the six months ended June 30, 2021 from $233.8 million in the six months ended June 30, 2020. The increase, as compared to the prior-year period, was primarily due to higher sales prices and volumes for ethylene sold to third parties and the buyer deficiency fee and Shortfall recognized during the period, partially offset by lower sales volumes to Westlake as a result of force majeure events and higher ethane feedstock and natural gas costs in the six months ended June 30, 2021.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
Operating Activities
Operating activities provided cash of $287.1 million in the first six months of 2021 compared to cash provided by operating activities of $223.7 million in the first six months of 2020. The $63.4 million increase in cash flows from operating activities was mainly due to an increase in cash provided for working capital and income from operations during the six months ended June 30, 2021 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $35.0 million in the first six months of 2021 as compared to $2.1 million of cash used in the first six months of 2020, resulting in an overall favorable change of $37.1 million. The favorable change in working capital was mainly attributable to a favorable change in Westlake, net accounts receivable due to the receipt of the buyer deficiency fee recognized in 2020 related to the force majeure events partially offset by unfavorable changes in accounts receivable, net—third parties due to higher sales prices in the six months ended June 30, 2021.

Investing Activities
Net cash used for investing activities during the first six months of 2021 was $126.2 million as compared to net cash used for investing activities of $29.6 million in the first six months of 2020, mainly due to increased net cash used under the Investment Management Agreement in the first six months of 2021, as compared to the prior-year period. Capital expenditures during the first six months of 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2021 was $160.4 million as compared to net cash used by financing activities of $190.4 million in the first six months of 2020. The outflows during the first six months of 2021 were related to the distribution of $127.3 million to Westlake and of $33.2 million to other unitholders by the Partnership. The cash outflows during the first six months of 2020 were related to the distribution of $157.2 million to Westlake and of $33.2 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the ATM Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2021.
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
On August 2, 2021, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on August 26, 2021 to unitholders of record as of August 12, 2021, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on June 30, 2021. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the six months ended June 30, 2021 and 2020 were $27.3 million and $20.6 million, respectively. No funding was required by OpCo to fund capital expenditures during the six months ended June 30, 2021 and 2020. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.

Cash and Cash Equivalents
As of June 30, 2021, our cash and cash equivalents totaled $17.7 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $222.2 million of cash invested under the Investment Management Agreement at June 30, 2021.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake, as amended in August and December 2017 and March 2020 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on September 25, 2023. As of June 30, 2021, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature in 2023. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2021, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
•receipt of any buyer deficiency fee and Shortfall under the Ethylene Sales Agreement;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at June 30, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2021, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of June 30, 2021 was 2.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the June 30, 2021 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of June 30, 2021. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We are currently reviewing how LIBOR phase-out will affect us, but we do not expect the impact to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 4, 2021	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 4, 2021	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)