Form 10-Q
period 2021-09-30
Westlake Chemical Partners LP
filed 2021-11-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,214,416 common units outstanding as of October 27, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$18,647	$17,154
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	196,252	123,228
Accounts receivable, net—Westlake	57,020	108,028
Accounts receivable, net—third parties	12,168	11,029
Inventories	6,590	3,474
Prepaid expenses and other current assets	566	392
Total current assets	291,243	263,305
Property, plant and equipment, net	1,022,181	1,050,677
Goodwill	5,814	5,814
Deferred charges and other assets, net	41,324	36,692
Total assets	$1,360,562	$1,356,488
LIABILITIES
Current liabilities
Accounts payable—Westlake	$13,259	$7,855
Accounts payable—third parties	16,773	13,131
Accrued and other liabilities	24,527	18,768
Total current liabilities	54,559	39,754
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,510	1,542
Other liabilities	—	381
Total liabilities	455,743	441,351
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,092,186 and 21,076,673 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	474,062	471,701
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	49,576	48,270
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	281,066	277,399
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	623,753	637,738
Total equity	904,819	915,137
Total liabilities and equity	$1,360,562	$1,356,488
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$247,887	$217,763	$708,646	$660,022
Net co-product, ethylene and other sales—third parties	46,079	14,206	175,756	60,996
Total net sales	293,966	231,969	884,402	721,018
Cost of sales	218,038	131,578	589,746	427,049
Gross profit	75,928	100,391	294,656	293,969
Selling, general and administrative expenses	7,792	6,255	24,734	18,590
Income from operations	68,136	94,136	269,922	275,379
Other income (expense)
Interest expense—Westlake	(2,190)	(2,320)	(6,650)	(9,701)
Other income, net	24	17	52	725
Income before income taxes	65,970	91,833	263,324	266,403
Income tax provision (benefit)	(105)	(15)	333	408
Net income	66,075	91,848	262,991	265,995
Less: Net income attributable to noncontrolling interest in OpCo	53,285	73,313	209,956	214,853
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$12,790	$18,535	$53,035	$51,142
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.36	$0.53	$1.51	$1.45
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,087,746	21,072,315	21,081,379	21,072,315
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	9,069	6,077	—	61,476	76,622
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(62,058)	(62,058)
Balance at March 31, 2021	$470,834	$47,690	$(242,572)	$637,156	$913,108

Net income	15,029	10,070	—	95,195	120,294
Units issued for vested phantom units	149	—	—	—	149
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(65,200)	(65,200)
Balance at June 30, 2021	$476,076	$51,103	$(242,572)	$667,151	$951,758

Net income	7,660	5,130	—	53,285	66,075
Units issued for vested phantom units	262	—	—	—	262
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(96,683)	(96,683)
Balance at September 30, 2021	$474,062	$49,576	$(242,572)	$623,753	$904,819

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135
Net income	10,626	7,121	—	76,023	93,770
Quarterly distribution to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(79,223)	(79,223)
Balance at March 31, 2020	$472,428	$48,814	$(242,572)	$671,421	$950,091

Net income	8,897	5,963	—	65,517	80,377
Quarterly distributions to unitholders	(9,933)	(6,657)	—	—	(16,590)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(78,025)	(78,025)
Balance at June 30, 2020	$471,392	$48,120	$(242,572)	$658,913	$935,853

Net income	11,098	7,437	—	73,313	91,848
Quarterly distributions to unitholders	(9,934)	(6,657)	—	—	(16,591)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(72,278)	(72,278)
Balance at September 30, 2020	$472,556	$48,900	$(242,572)	$659,948	$938,832

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(in thousands of dollars)
Cash flows from operating activities
Net income	$262,991	$265,995
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	82,830	77,767
Loss from disposition of property, plant and equipment	1,763	1,000
Other gains, net	866	(522)
Changes in operating assets and liabilities
Accounts receivable—third parties	(2,037)	5,170
Net accounts receivable—Westlake	56,228	(10,136)
Inventories	(3,116)	832
Prepaid expenses and other current assets	(174)	(87)
Accounts payable	2,689	711
Accrued and other liabilities	3,690	1,398
Other, net	(19,153)	(1,252)
Net cash provided by operating activities	386,577	340,876
Cash flows from investing activities
Additions to property, plant and equipment	(38,490)	(29,170)
Maturities of investments with Westlake under the Investment Management Agreement	203,000	276,000
Investments with Westlake under the Investment Management Agreement	(276,000)	(305,000)
Other	126	—
Net cash used for investing activities	(111,364)	(58,170)
Cash flows from financing activities
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(223,941)	(229,526)
Quarterly distributions to unitholders	(49,779)	(49,772)
Net cash used for financing activities	(273,720)	(279,298)
Net increase in cash and cash equivalents	1,493	3,408
Cash and cash equivalents at beginning of period	17,154	19,923
Cash and cash equivalents at end of period	$18,647	$23,331
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2021, its results of operations for the three and nine months ended September 30, 2021 and 2020 and the changes in its cash position for the nine months ended September 30, 2021 and 2020.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The COVID pandemic resulted in widespread adverse impacts on the global economy in 2020. The Partnership has not experienced significant disruptions to its business operations in 2020 or during the nine months ended September 30, 2021 and does not expect significant disruptions to its business operations resulting from COVID-19. However, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines globally and the efficacy of the available vaccines (including with respect to the more recent variants of COVID-19) and other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the impact on the operation of OpCo's facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2021	December 31, 2020
Trade customers	$13,381	$11,344
Allowance for credit losses	(1,213)	(315)
Accounts receivable, net—third parties	$12,168	$11,029
3. Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Finished products	$6,217	$3,157
Feedstock, additives and chemicals	373	317
Inventories	$6,590	$3,474
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $23,010 and $22,913 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense on property, plant and equipment of $68,795 and $68,380 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2021 and 2020, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $3,576 and $3,010 is included in costs of sales in the consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively. Amortization expense on other assets of $14,035 and $9,387 is included in costs of sales in the consolidated statements of operations for the nine months ended September 30, 2021 and 2020, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
6. Distributions and Net Income Per Limited Partner Unit
On November 1, 2021, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2021 of $0.4714 per unit. This distribution is payable on November 29, 2021 to unitholders of record as of November 12, 2021.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to the Partnership	$12,790	$18,535	$53,035	$51,142
Less:
Limited partners' distribution declared on common units	16,600	16,591	49,788	49,772
Net income in excess of distribution (distribution in excess of net income)	$(3,810)	$1,944	$3,247	$1,370
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

	Three Months Ended September 30, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,600	$—	$16,600
Distribution in excess of net income	(3,810)	—	(3,810)
Net income	$12,790	$—	$12,790
Weighted average units outstanding:
Basic and diluted	35,209,976		35,209,976
Net income per limited partner unit:
Basic and diluted	$0.36

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,591	$—	$16,591
Net income in excess of distribution	1,944	—	1,944
Net income	$18,535	$—	$18,535
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$0.53

	Nine Months Ended September 30, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,788	$—	$49,788
Net income in excess of distribution	3,247	—	3,247
Net income	$53,035	$—	$53,035
Weighted average units outstanding:
Basic and diluted	35,203,609		35,203,609
Net income per limited partner unit:
Basic and diluted	$1.51

	Nine Months Ended September 30, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,772	$—	$49,772
Net income in excess of distribution	1,370	—	1,370
Net income	$51,142	$—	$51,142
Weighted average units outstanding:
Basic and diluted	35,194,545		35,194,545
Net income per limited partner unit:
Basic and diluted	$1.45
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership's distribution for the three months ended September 30, 2021 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributions per common unit	$0.4714	$0.4714	$1.4142	$1.4142
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of September 30, 2021.
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales—Westlake	$247,887	$217,763	$708,646	$660,022

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
OpCo declared force majeure events in September 2021 during the Petro 2 facility turnaround, in June 2021 related to OpCo's Petro 1 facility outage, and in February 2021 due to the severe winter storm. As a result of these events, the Partnership updated its estimate of OpCo's 2021 anticipated production as of September 30, 2021. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. Based upon this change in estimate of OpCo's 2021 anticipated production, the Partnership has recognized buyer deficiency fees and shortfall fees of $3,045 and $21,465 during the three and nine months ended September 30, 2021, respectively. The buyer deficiency fees and shortfall fees are classified as a component of net sales.
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
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Feedstock purchased from Westlake and included in cost of sales	$119,000	$60,646	$302,095	$189,608
Other charges from Westlake and included in cost of sales	35,615	23,166	94,923	71,164
Total	$154,615	$83,812	$397,018	$260,772
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Services received from Westlake and included in selling, general and administrative expenses	$6,925	$5,679	$21,837	$16,492
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Goods and services purchased from Westlake and capitalized as assets	$3,606	$404	$4,542	$1,268

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $81 and $56 was included in the receivable under the Investment Management Agreement balance at September 30, 2021 and December 31, 2020, respectively. Total interest earned related to the Investment Management Agreement was $81 and $69 for the three months ended September 30, 2021 and 2020, respectively, and $225 and $876 for the nine months ended September 30, 2021 and 2020, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2021	December 31, 2020
Receivable under the Investment Management Agreement	$196,252	$123,228
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement, as discussed above under "Sales to Related Parties." The buyer deficiency fee and shortfall fee recognized in the nine months ended September 30, 2021 are scheduled to be received by the Partnership after the end of 2021.
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2021	December 31, 2020
Accounts receivable—Westlake	$57,020	$108,028
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The related party accounts payable balances were as follows:

	September 30, 2021	December 31, 2020
Accounts payable—Westlake	$13,259	$7,855
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $997 and $407 for the three months ended September 30, 2021 and 2020, respectively, and $2,292 and $1,803 for the nine months ended September 30, 2021 and 2020, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended September 30, 2021 and 2020 was $2,190 and $2,320, respectively. Interest on related party debt payable balances for the nine months ended September 30, 2021 and 2020 was $6,650 and $9,701, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2021 and December 31, 2020, accrued interest on related party debt was $2,193 and $2,336, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2021	December 31, 2020
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2021 and 2020, Westlake accounted for approximately 84.3% and 93.9%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2021 and 2020, Westlake accounted for approximately 80.1% and 91.5%, respectively, of the Partnership's net sales.
9. Long-term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2021	December 31, 2020
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
	$399,674	$399,674
The weighted average interest rate on all long-term debt was 2.1% and 2.2% at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2021 and December 31, 2020 are summarized in the table below. The Partnership's long-term debt includes the OpCo Revolver and the MLP Revolver at September 30, 2021. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,410	$22,619	$23,301
MLP Revolver	377,055	385,426	377,055	383,284
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $24,527 and $18,768 at September 30, 2021 and December 31, 2020, respectively. Accrued taxes, accrued maintenance expense, accrued turnaround costs and accrued capital expenditures, which are components of accrued liabilities, were $4,784, $5,438, $3,330 and $4,832, respectively, at September 30, 2021 and $6,207, $3,905, $0 and $2,286, respectively, at December 31, 2020. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
The non-cash investing activities related to accruals for capital expenditures were $3,663 and $1,945 for the nine months ended September 30, 2021 and 2020, respectively.

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
On September 27, 2021, shortly after the turnaround on Petro 2 commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. There are five lawsuits pending in connection with the flash fire.
The Partnership is also involved in other legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

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
OpCo's Petro 2 Turnaround
In September 2021, we commenced our planned major maintenance activities, or turnaround, of OpCo's Petro 2 ethylene unit in Lake Charles, Louisiana. The turnaround was originally expected to conclude in November. On September 27, 2021, shortly after the turnaround commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. Although there was no sustained fire or offsite impact resulting from the incident and the quench tower did not sustain significant damage, due to the subsequent investigation by the Occupational Safety and Health Administration, the duration of the turnaround has been extended and is now expected to conclude in December. There are five lawsuits pending in connection with the flash fire.
Force Majeure Events
OpCo declared force majeure events in September 2021 during the Petro 2 facility turnaround, in June 2021 related to OpCo's Petro 1 facility outage, and in February 2021 due to the severe winter storm. As a result of these force majeure events and the commencement of OpCo's Petro 2 ethylene unit turnaround in September 2021, the Partnership updated its estimate of OpCo's 2021 anticipated production as of September 30, 2021. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. Based upon this change in estimate of OpCo's 2021 anticipated production, the Partnership has recognized buyer deficiency fees and Shortfall of $3.0 million and $21.5 million during the three and nine months ended September 30, 2021, respectively. The buyer deficiency fees and Shortfall are classified as a component of net sales.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue
Net sales—Westlake	$247,887	$217,763	$708,646	$660,022
Net co-product, ethylene and other sales—third parties	46,079	14,206	175,756	60,996
Total net sales	293,966	231,969	884,402	721,018
Cost of sales	218,038	131,578	589,746	427,049
Gross profit	75,928	100,391	294,656	293,969
Selling, general and administrative expenses	7,792	6,255	24,734	18,590
Income from operations	68,136	94,136	269,922	275,379
Other income (expense)
Interest expense—Westlake	(2,190)	(2,320)	(6,650)	(9,701)
Other income, net	24	17	52	725
Income before income taxes	65,970	91,833	263,324	266,403
Income tax provision (benefit)	(105)	(15)	333	408
Net income	66,075	91,848	262,991	265,995
Less: Net income attributable to noncontrolling interest in OpCo	53,285	73,313	209,956	214,853
Net income attributable to Westlake Chemical Partners LP	$12,790	$18,535	$53,035	$51,142
MLP distributable cash flow (1)	$12,977	$21,188	$54,760	$56,380
EBITDA (2)	$94,746	$120,076	$352,804	$353,871
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+30.3%	+22.3%	+27.6%	-0.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average industry prices (1)
Ethane (cents/lb)	11.7	7.4	9.5	6.2
Propane (cents/lb)	27.6	11.9	23.2	10.1
Ethylene (cents/lb) (2)	48.0	19.3	45.3	15.4
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$99,459	$117,157	$386,577	$340,876
Loss from disposition of fixed assets	(372)	(554)	(1,763)	(1,000)
Changes in operating assets and liabilities and other	(33,012)	(24,755)	(121,823)	(73,881)
Net Income	66,075	91,848	262,991	265,995
Add:
Depreciation, amortization and disposition of property, plant and equipment	26,958	26,476	84,590	78,767
Mark-to-market adjustment loss (gain) on derivative contracts	—	1,572	—	(215)
Less:
Contribution to turnaround reserves	(10,795)	(9,890)	(35,590)	(29,697)
Maintenance capital expenditures	(15,346)	(6,509)	(41,433)	(25,858)
Distributable cash flow attributable to noncontrolling interest in OpCo	(53,915)	(82,309)	(215,798)	(232,612)
MLP distributable cash flow	$12,977	$21,188	$54,760	$56,380
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$99,459	$117,157	$386,577	$340,876
Loss from disposition of fixed assets	(372)	(554)	(1,763)	(1,000)
Changes in operating assets and liabilities and other	(33,012)	(24,755)	(121,823)	(73,881)
Net Income	66,075	91,848	262,991	265,995
Less:
Other income, net	24	17	52	725
Interest expense	(2,190)	(2,320)	(6,650)	(9,701)
Benefit (Provision) for income taxes	105	15	(333)	(408)
Income from operations	68,136	94,136	269,922	275,379
Add:
Depreciation and amortization	26,586	25,923	82,830	77,767
Other income, net	24	17	52	725
EBITDA	$94,746	$120,076	$352,804	$353,871

Summary
For the quarter ended September 30, 2021, net income was $66.1 million on net sales of $294.0 million. This represents a decrease in net income of $25.7 million as compared to net income of $91.8 million on net sales of $232.0 million for the quarter ended September 30, 2020. Net income attributable to the Partnership for the third quarter of 2021 was $12.8 million as compared to $18.5 million for the third quarter of 2020, a decrease of $5.7 million. Income from operations was $68.1 million for the third quarter of 2021 as compared to $94.1 million for the third quarter of 2020. Net income, net income attributable to the Partnership and the operating income for the third quarter of 2021 as compared to the third quarter of 2020 were lower primarily due to decreased sales volumes to third parties and higher ethane feedstock and natural gas costs, partially offset by increased sales prices and volumes to Westlake. Net income, net income attributable to the partnership and income from operations for the third quarter of 2020 were also higher as compared to the current quarter because of a buyer deficiency fee of $41.3 million recognized in the third quarter of 2020 due to force majeure events in that period. Net sales for the third quarter of 2021 increased by $62.0 million as compared to net sales for the third quarter of 2020, mainly due to higher production during the current quarter resulting in higher sales volumes to Westlake and higher sales prices to Westlake and third parties, partially offset by lower sales volumes to third parties and the buyer deficiency fee of $41.3 million recognized during the third quarter of 2020.
For the nine months ended September 30, 2021, net income was $263.0 million on net sales of $884.4 million. This represents a decrease in net income of $3.0 million as compared to net income of $266.0 million on net sales of $721.0 million for the nine months ended September 30, 2020. Income from operations was $269.9 million for the nine months ended September 30, 2021 as compared to $275.4 million for the nine months ended September 30, 2020. Net income and the income from operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were lower due to decreased sales volumes to Westlake and higher ethane feedstock and natural gas costs, partially offset by increased sales prices and volumes to third parties, and increased sales prices to Westlake. A buyer deficiency fee and Shortfall totaling $21.5 million per the terms of the Ethylene Sales Agreement with Westlake was recognized in the nine months ended September 30, 2021 as compared to the buyer deficiency fee of $41.3 million recognized in the nine months ended September 30, 2020. Net income attributable to the Partnership for the nine months ended September 30, 2021 was $53.0 million as compared to $51.1 million for the nine months ended September 30, 2020, an increase of $1.9 million. The higher net income attributable to the Partnership for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to lower interest expense in the nine months ended September 30, 2021. Net sales for the nine months ended September 30, 2021 increased by $163.4 million as compared to net sales for the nine months ended September 30, 2020, mainly due to higher sales prices and volumes to third parties and higher sales price to Westlake, as well as the buyer deficiency fee and Shortfall recognized during the nine months ended September 30, 2021, partially offset by the buyer deficiency fee recognized during the first nine months of 2020 and lower sales volumes to Westlake during the nine months ended September 30, 2021.
RESULTS OF OPERATIONS
Third Quarter 2021 Compared with Third Quarter 2020
Net Sales. Total net sales increased by $62.0 million, or 26.7%, to $294.0 million in the third quarter of 2021 from $232.0 million in the third quarter of 2020. The increase in net sales in the third quarter of 2021 was primarily due to higher sales prices and volumes to Westlake, higher sales prices to third parties, partially offset by lower sales volumes to third parties and the buyer deficiency fee recognized during the third quarter of 2020. The average sales price in the third quarter of 2021 contributed to a 30.3% increase in net sales, primarily due to higher ethylene sales prices to third parties and Westlake per the terms of the Ethylene Sales Agreement. The average sales volume in the third quarter of 2021 contributed to a 22.3% increase in net sales, primarily due to higher production resulting in increased sales volumes to Westlake as compared to the third quarter of 2020.
Gross Profit. Gross profit decreased to $75.9 million for the third quarter of 2021 from $100.4 million for the third quarter of 2020. The gross profit margin in the third quarter of 2021 was 25.8%, as compared to 43.3% for the third quarter of 2020. The third quarter 2021 gross profit margin was lower mainly due to lower sales prices to Westlake, higher ethane feedstock and natural gas costs and the buyer deficiency fee recognized during the third quarter of 2020, partially offset by higher prices for ethylene sold to third parties and higher volumes for ethylene sold to Westlake in the third quarter of 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 23.8%, to $7.8 million in the third quarter of 2021 as compared to $6.3 million in the third quarter of 2020. The increase in the third quarter of 2021 was mainly attributable to increased service costs and allowance for doubtful accounts as compared to the third quarter of 2020.
Interest Expense. Interest expense of $2.2 million in the third quarter of 2021 was comparable to $2.3 million in the third quarter of 2020.

MLP Distributable Cash Flow. MLP distributable cash flow decreased by $8.2 million to $13.0 million in the third quarter of 2021 from $21.2 million in the third quarter of 2020. The decrease in the third quarter of 2021, as compared to the prior-year period, was primarily attributable to the decreased earnings at OpCo, increased turnaround reserves and higher maintenance expense due to OpCo's Petro 2 ethylene unit turnaround that commenced in September 2021.
EBITDA. EBITDA decreased by $25.4 million to $94.7 million in the third quarter of 2021 from $120.1 million in the third quarter of 2020. The decrease was primarily due to the buyer deficiency recognized during the third quarter of 2020, higher ethane feedstock and natural gas costs, partially offset by higher sales volumes and prices to Westlake and the buyer deficiency fee and Shortfall recognized during the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net Sales. Total net sales increased by $163.4 million, or 22.7%, to $884.4 million in the nine months ended September 30, 2021 from $721.0 million in the nine months ended September 30, 2020. The increase in net sales in the nine months ended September 30, 2021 was primarily due to higher sales prices and volumes to third parties and higher sales price to Westlake per the terms of the Ethylene Sales Agreement, as well as the buyer deficiency fee and Shortfall recognized during the nine months ended September 30, 2021, partially offset by the buyer deficiency fee recognized during the first nine months of 2020 and lower sales volumes to Westlake during the nine months ended September 30, 2021. The average sales price in the nine months ended September 30, 2021 contributed to a 27.6% increase in net sales, primarily due to higher ethylene sales prices to third parties and to Westlake.
Gross Profit. Gross profit increased to $294.7 million for the nine months ended September 30, 2021 from $294.0 million for the nine months ended September 30, 2020. The gross profit margin in the nine months ended September 30, 2021 was 33.3%, as compared to 40.8% for the nine months ended September 30, 2020. The decrease was lower mainly due to the decreased sales volume to Westlake, increased ethane feedstock and natural gas costs, partially offset by higher prices for ethylene sold to Westlake and third parties and the buyer deficiency fee and Shortfall recognized during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.1 million, or 32.8%, to $24.7 million in the nine months ended September 30, 2021 as compared to $18.6 million in the nine months ended September 30, 2020. The increase in the nine months ended September 30, 2021 was mainly attributable to higher service costs and allowance for doubtful accounts, as compared to the nine months ended September 30, 2020.
Interest Expense. Interest expense decreased by $3.0 million to $6.7 million in the nine months ended September 30, 2021 from $9.7 million in the nine months ended September 30, 2020, largely due to a lower average interest rate on debt.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $1.6 million to $54.8 million in the nine months ended September 30, 2021 from $56.4 million in the nine months ended September 30, 2020. The decrease in the nine months ended September 30, 2021 was primarily attributable to the decreased earnings at OpCo, increased turnaround reserves and higher maintenance expense related to OpCo's Petro 2 ethylene unit turnaround that commenced in September 2021.
EBITDA. EBITDA decreased by $1.1 million to $352.8 million in the nine months ended September 30, 2021 from $353.9 million in the nine months ended September 30, 2020. The decrease was primarily due to lower sales volumes to Westlake as a result of force majeure events, higher ethane feedstock and natural gas costs and the buyer deficiency fee recognized during the nine months ended September 30, 2020, partially offset by higher sales prices and volumes for ethylene sold to third parties, higher sales prices to Westlake and the buyer deficiency fee and Shortfall recognized in the nine months ended September 30, 2021.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
Operating Activities
Operating activities provided cash of $386.6 million in the first nine months of 2021 compared to cash provided by operating activities of $340.9 million in the first nine months of 2020. The $45.7 million increase in cash flows from operating activities was mainly due to an increase in cash provided from working capital during the nine months ended September 30, 2021 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, provided cash of $57.3 million in the first nine months of 2021 as compared to $2.1 million of cash used in the first nine months of 2020, resulting in an overall favorable change of $59.4 million. The favorable change in working capital was mainly attributable to a favorable change in Westlake, net accounts receivable due to the receipt of the buyer deficiency fee recognized in 2020 related to the force majeure events partially offset by unfavorable changes in accounts receivable, net—third parties due to higher sales prices in the nine months ended September 30, 2021.
Investing Activities
Net cash used for investing activities during the first nine months of 2021 was $111.4 million as compared to net cash used for investing activities of $58.2 million in the first nine months of 2020, mainly due to increased net cash used under the Investment Management Agreement in the first nine months of 2021, as compared to the prior-year period. Capital expenditures during the first nine months of 2021 and 2020 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first nine months of 2021 was $273.7 million as compared to net cash used for financing activities of $279.3 million in the first nine months of 2020. The outflows during the first nine months of 2021 were related to the distribution of $223.9 million to Westlake and of $49.8 million to other unitholders by the Partnership. The cash outflows during the first nine months of 2020 were related to the distribution of $229.5 million to Westlake and of $49.8 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the ATM Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2021.
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

On November 1, 2021, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on November 29, 2021 to unitholders of record as of November 12, 2021, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on September 30, 2021. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the nine months ended September 30, 2021 and 2020 were $38.5 million and $29.2 million, respectively. No funding was required by OpCo to fund capital expenditures during the nine months ended September 30, 2021 and 2020. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2021, our cash and cash equivalents totaled $18.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $196.3 million of cash invested under the Investment Management Agreement at September 30, 2021.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake, as amended in August and December 2017 and March 2020 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on September 25, 2023. As of September 30, 2021, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature in 2023. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2021, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
•our plans and Westlake's plans to respond to the challenges presented by the COVID-19 epidemic, as well as the duration of the planned ongoing turnaround at OpCo's Petro 2 ethylene unit;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at September 30, 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2021, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of September 30, 2021 was 2.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million based on the September 30, 2021 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of September 30, 2021. The phase-out of LIBOR is set to commence at the end of 2021 and conclude by June 30, 2023. We are currently reviewing how LIBOR phase-out will affect us, but we do not expect the impact to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There are five lawsuits pending in connection with the flash fire at the quench tower during the Petro 2 turnaround described in Note 12 to the consolidated financial statements included in Item 1 of this Form 10-Q.
In addition to the matters described above, the Partnership is also involved in other legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 3, 2021	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 3, 2021	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)