Form 10-K
period 2021-12-31
Westlake Chemical Partners LP
filed 2022-03-02
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2021, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2021 of $26.92 on the New York Stock Exchange, was approximately $521.4 million. Common units held by executive officers and directors of the registrant and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed its directors and executive officers and those of its affiliates to be affiliates.
The registrant had 35,214,416 common units outstanding as of February 23, 2022.

Explanatory Note
Unless otherwise indicated, references in this Annual Report on Form 10-K (this "report") to "we," "our," "us" or like terms refer to Westlake Chemical Partners LP ("Westlake Chemical Partners LP" or the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Corporation (formerly known as Westlake Chemical Corporation) and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. Unless the context otherwise requires, references to our "board of directors" or our "directors" refer to the board of directors of our general partner and such board's directors, respectively.
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
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus ("COVID-19") pandemic and efforts to contain its transmission;
•our plans and Westlake's plans to respond to the challenges presented by the COVID-19 pandemic;
•the impact of ongoing supply chain constraints and workforce availability caused by the COVID-19 pandemic;
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
•Our At-the-Market program and the use of any net proceeds from any sales under that program;
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
•lower crude oil prices reducing the cost advantage of ethane-based ethylene producers;
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
Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2021. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2021, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
OpCo's assets are comprised of three ethylene production facilities, which primarily convert ethane into ethylene and have an aggregate annual capacity of approximately 3.7 billion pounds, and a 200-mile ethylene pipeline. OpCo derives substantially all of its revenue from these ethylene production facilities. Ethylene is the world's most widely used petrochemical in terms of volume and is a key building block used to produce a number of key derivatives, such as polyethylene ("PE") and polyvinyl chloride ("PVC"), which are used in a wide variety of end markets, including packaging, construction and transportation. Westlake's downstream PE and PVC production facilities consume a substantial majority of the ethylene produced by OpCo. OpCo generates revenue primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. Our sole revenue generating asset is our 22.8% limited partner interest in OpCo.
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
The following simplified diagram depicts our organizational structure as of December 31, 2021:

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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2021:

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
Certain of the pricing components that make up the price for ethylene sold under the Ethylene Sales Agreement are modified to reflect the portion of OpCo's production capacity that is used to process Westlake's purge gas instead of producing ethylene. Costs specific to the processing of Westlake's purge gas are recovered under the Services and Secondment Agreement (as described below), and not the Ethylene Sales Agreement.
Under the Ethylene Sales Agreement, OpCo has the option to curtail up to approximately 5% of its ethylene production annually in the event OpCo reasonably determines that its sales of such ethylene to third parties during the relevant period would be uneconomic.
Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, the Partnership recognizes buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event.
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
Services and Secondment Agreement
OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which OpCo provides Westlake with various utilities and utility services in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement.
Site Lease Agreements
OpCo and Westlake are parties to two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access rights related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, Westlake has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its ethylene production facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to Westlake's property or operations; provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to Westlake.
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
See "Liquidity and Capital Resources" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Partnership's and OpCo's debt agreements with Westlake and "Interest Rate Risk" in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of the Partnership's interest rate contract with Westlake.
Environmental
As is common in our industry, we and OpCo are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the jurisdictions in which we do business. National, state or provincial and local standards regulating air, water and land quality affect substantially all of our manufacturing locations. Compliance with such laws and regulations has required and will continue to require capital expenditures and increased operating costs. Pursuant to our arrangement with Westlake, Westlake will indemnify us for liabilities that occurred or existed (in connection with compliance with such laws and regulations) prior to August 4, 2014.
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2021, OpCo incurred capital expenditures of $2.2 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $2.2 million in 2022 and $0.9 million in 2023, respectively, related to environmental compliance. Additionally, in 2022 and 2023 capital expenditures of approximately $24.9 million and $29.8 million, respectively, are expected to be incurred related to corrective actions required by the Environmental Protection Agency (the "EPA") to resolve the flare enforcement matter discussed below. Under the Omnibus Agreement, Westlake will incur costs for such corrective actions. See "Business—Our Agreements with Westlake—Omnibus Agreement." We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Under the Ethylene Sales Agreement, we may be entitled to charge Westlake a monthly surcharge as a result of complying with certain changes in law occurring after our IPO. See "Business—Our Agreements with Westlake—Ethylene Sales Agreement." Although we cannot predict with certainty future expenditures, management believes that our current spending trends for environmental compliance will continue.
Potential Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA notified Westlake that it believes that some of the flares are out of compliance with applicable standards. The EPA has indicated that it is seeking a consent decree that would obligate Westlake to take corrective actions relating to the alleged noncompliance. The Partnership believes the resolution of these matters may require the payment of a monetary sanction in excess of $300,000. As discussed above, Westlake is expected to fully indemnify us for such costs.
Flash Fire at Petro 2. There are lawsuits pending in connection with the flash fire at the quench tower that occurred in September 2021 during the Petro 2 turnaround, which are described in Note 16 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We expect insurance to cover most of the costs associated with these lawsuits.
Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3. —Legal Proceedings" below.

Human Capital
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities, and we sometimes refer to these individuals, for drafting convenience only, as our employees because they provide services directly to us. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2021, 151 employees were seconded to OpCo. Of these, 25 are covered by collective bargaining agreements that expire on November 1, 2024. There have been no strikes, lockouts or work stoppages at OpCo's facilities. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive. Westlake is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business.
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
Competition
Due to the Ethylene Sales Agreement and integration with Westlake, OpCo does not directly compete with other ethylene producers for 95% of the planned volumes it produces. It is only on the 5% of planned ethylene volumes and any excess volumes not sold to Westlake where OpCo competes with other regional merchant ethylene producers, including LyondellBasell Industries, N.V., Shell Chemical Company, BASF Corporation and Motiva Enterprises LLC.
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
•OpCo is subject to the credit risk of Westlake on a substantial majority of its revenues, and Westlake's leverage and creditworthiness could adversely affect our ability to make distributions to our unitholders. The impact and effects of public health crises, pandemics and epidemics, including the ongoing coronavirus (COVID-19) pandemic, could materially adversely affect Westlake's business, financial condition and results of operations.
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
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, lower prices of crude oil, such as the prices experienced from the third quarter of 2014 through 2020 have led to a reduction in the cost advantage for natural gas liquids-based ethylene derivatives in North America, such as Westlake's, as compared to naphtha-based ethylene derivatives. As a result, Westlake's margins and cash flows have been negatively impacted. While crude oil prices stabilized and increased in 2021, activity has still not reached the level it was at prior to these events and therefore these events continue to have a negative impact on Westlake's margins and cash flows. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:
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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:
•the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and lower prices of crude oil, such as those experienced from the third quarter of 2014 through 2020, and could be less than the margin we earn from ethylene sales to Westlake;
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

OpCo is subject to the credit risk of Westlake on a substantial majority of its revenues, and Westlake's leverage and creditworthiness could adversely affect our ability to make distributions to our unitholders. The impact and effects of public health crises, pandemics and epidemics, including the ongoing coronavirus (COVID-19) pandemic, could materially adversely affect Westlake's business, financial condition and results of operations.
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
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could materially adversely affect Westlake's business, financial condition and results of operations. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. We have also encountered supply chain constraints and disruptions and workforce availability issues as a result of COVID-19 related actions and vaccination requirements.
Despite the availability of vaccines, the COVID-19 pandemic may continue unabated or worsen, including as a result of the emergence of more infectious strains of the virus or vaccine hesitancy. The perceived risk of infection and health risks associated with COVID-19 has and will continue to alter behaviors of consumers and policies of companies around the world.
Westlake, which provides us operating services, has modified certain business practices (including those related to employee travel, employee work locations and employee work practices), to comply with government restrictions and implement, where appropriate, practices encouraged by governmental and health authorities. However, the quarantine of personnel or the inability to access our or Westlake's facilities could adversely affect our and Westlake's operations. We or Westlake may take further actions as required by government authorities from time to time or that we or Westlake determine are in the best interests of our employees, customers, Westlake's partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform certain functions could be harmed. The ultimate extent of the impact of COVID-19 on Westlake's business, financial condition and results of operations will depend largely on future developments, including the duration and spread of COVID-19, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.
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
Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the Paris Agreement. The withdrawal took effect in November 2020. However, President Biden signed an executive order on January 20, 2021 for reentry of the United States into the Paris Agreement and on February 19, 2021, President Biden formally rejoined the Paris Agreement. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.

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
Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. Cyber-attacks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment. Westlake, which manages our security protocol under the omnibus agreement, has taken steps to address these risks by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans. Westlake's employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-assault, especially while certain employees are working remotely during the COVID-19 pandemic, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our operations, business, financial condition, operating results or cash flow.
A terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other jurisdictions could adversely affect the United States and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from customers or disruptions of fuel supplies and markets if North American and global utilities are direct targets or indirect casualties of an act of terror or war. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

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

In addition, we may compete directly with Westlake and entities in which it has an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us. See "—Risks Relating to Our Partnership Structure—Our General Partner—Westlake and other affiliates of our general partner may compete with us" below.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 23, 2022, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake, at its current ownership levels, the ability to prevent the removal of our general partner.
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

Public and investor sentiment towards climate change and other environmental, social and governance ("ESG") matters could adversely affect our cost of capital and the price of our common units.
There have been intensifying efforts within the investment community (including investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the equity of companies in the petrochemical industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the industry. Because we operate within the petrochemical industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.
Members of the investment community are increasing their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, D&I initiatives and heightened governance standards. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our common units. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our common unit price may be negatively impacted.

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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We currently own assets and conduct business in several states, most of which impose entity-level franchise or gross receipt taxes on partnerships. In the future, we may expand our operations. Imposition of similar entity-level taxes on us in other jurisdictions that we may expand to, could substantially reduce our cash available for distribution to our unitholders.
The tax treatment of publicly-traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress and the President have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly-traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.
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
If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing our publicly traded units to have different capital accounts, unless the IRS issues further guidance.
In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.
Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income.
Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on unitholders' share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law.
From time to time, in connection with an offering of our common units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of common units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other common units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of common units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.

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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.
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
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income ("UBTI") and will be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, the Treasury regulations provide that the 'amount realized" on a transfer of an interest in a publicly-traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly-traded partnership's liabilities. The Treasury regulations and other guidance from the IRS further provide that withholding on a transfer of an interest in a publicly-traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker is imposed on the transferor's broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We currently own property and conduct business in a number of states, most of which currently impose a personal income tax on individuals, and most of which also impose an income or similar tax on corporations and certain other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose similar taxes. It is our unitholders' responsibility to file all United States federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our properties is contained in "Item 1. Business—OpCo's Assets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussions of our environmental matters contained in "Item 1. Business—Environmental" and "Note 16 —Commitments and Contingencies", to the consolidated financial statements within this report. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the Omnibus Agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 23, 2022, based upon information received from our transfer agent, there were four holders of record of our common units.
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
Minimum Quarterly Distribution
On July 27, 2018, the partnership agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended partnership agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the percentage allocations per the amended partnership agreement. For more information on the Partnership's amended distribution allocation percentages, see Note 9, "Distributions and Net Income Per Limited Partner Unit," to the consolidated financial statements within this report.

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

Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2021 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included within this report.
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective as of April 1, 2015. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units and purchased an additional 5.0% newly-issued limited partner interest in OpCo, resulting in an aggregate 18.3% limited partner interest in OpCo effective as of July 1, 2017. The 12,686,115 subordinated units of the Partnership, all of which were previously owned by Westlake, were converted into common units of the Partnership on August 30, 2017. On March 29, 2019, we completed a private placement of 2,940,818 common units and used the net proceeds to purchase an additional 4.5% interest in OpCo, effective January 1, 2019, resulting in us owning an aggregate 22.8% limited partner interest in OpCo.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, we recognize buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
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

We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2021, all the third-party ethylene and associated co-products sales generated 15.5% of our total revenues.
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
Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and turnaround and maintenance expenses. With the exception of feedstock (including natural gas) and utilities-related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our ethylene production facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected facility.

Operating expenses, maintenance capital expenditures and turnaround costs are built into the price per pound of ethylene charged to Westlake under the Ethylene Sales Agreement. Because the expenses other than feedstock costs and natural gas are based on forecasted amounts and remain a fixed component of the price per pound of ethylene sold under the Ethylene Sales Agreement for any given 12-month period, our ability to manage operating expenses, maintenance expenditures and turnaround costs may directly affect our profitability and cash flows. The impact on profitability is partially mitigated by the fact that we generally recognize any Shortfall as revenue in the period such costs and expenses are incurred. We seek to manage our operating and maintenance expenses on our ethylene production facilities by scheduling maintenance and turnarounds over time to avoid significant variability in our operating margins and minimize the impact on our cash flows, without compromising our commitment to safety and environmental stewardship. In addition, we reserve cash on an annual basis from what we would otherwise distribute to minimize the impact of turnaround costs in the year of incurrence. The purchase price under the Ethylene Sales Agreement is not designed to cover capital expenditures for expansions.
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
MLP distributable cash flow is not a substitute for the GAAP measures of net income and net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA is not a substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes. Reconciliations for each of MLP distributable cash flow and EBITDA are included in "—Results of Operations" below.
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
Significant Developments Affecting Industry Conditions and Our Business

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers and suppliers. The COVID-19 pandemic has not caused significant disruptions to our business operations and we do not expect the COVID-19 pandemic to cause significant disruptions to our future business operations, primarily due to the fact that 95% of our production is sold to Westlake on a take-or-pay contract.
OpCo's Petro 2 Turnaround
In September 2021, we commenced our planned major maintenance activities, or turnaround, of OpCo's Petro 2 ethylene unit in Lake Charles, Louisiana. The turnaround was originally expected to conclude in November 2021. On September 27, 2021, shortly after the turnaround commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. Although there was no sustained fire or offsite impact resulting from the incident and the quench tower did not sustain significant damage, due to the subsequent investigation by the Occupational Safety and Health Administration, the duration of the turnaround was extended until December 2021. There are lawsuits pending in connection with the flash fire at the quench tower during the Petro 2 turnaround. We expect insurance to cover most of the costs associated with these lawsuits.
Force Majeure Events
OpCo declared force majeure events in September 2021 due to the flash fire at the Petro 2 facility, in June 2021 due to OpCo's Petro 1 facility outage, and in February 2021 due to the severe winter storm. As a result of these force majeure events, the Partnership recognized revenue for buyer deficiency fees of $51.4 million and Shortfall of $58.9 million during 2021, which is classified as a component of net sales. The buyer deficiency fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. The buyer deficiency fee was collected from Westlake in January 2022 and the Shortfall recognized in 2021 is recoverable during 2022 under the Ethylene Sales Agreement.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$1,026,586	$888,245	$937,625
Net co-products, ethylene and feedstock sales—third parties	188,272	78,425	154,246
Total net sales	1,214,858	966,670	1,091,871
Gross profit	441,706	378,883	379,428
Selling, general and administrative expenses	31,018	25,895	29,278
Income from operations	410,688	352,988	350,150
Other income (expense)
Interest expense—Westlake	(8,816)	(12,038)	(19,623)
Other income, net	62	733	3,096
Income before income taxes	401,934	341,683	333,623
Provision for income taxes	549	564	728
Net income	$401,385	$341,119	$332,895
Less: Net income attributable to noncontrolling interest in OpCo	318,838	274,952	271,914
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$82,547	$66,167	$60,981
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$2.34	$1.88	$1.77
Weighted average limited partner units outstanding (basic and diluted)
Common units—public	21,084,103	21,073,041	20,365,828
Common units—Westlake	14,122,230	14,122,230	14,122,230
MLP distributable cash flow (1)	$70,057	$71,983	$73,181
EBITDA (1)	$519,564	$456,875	$460,566

	Year Ended December 31,
	2021		2020
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	+26.8%	-3.6%	+0.8%	-18.6%

	Year Ended December 31,
	2021	2020	2019
Average industry prices (2)
Ethane (cents/lb)	10.4	6.4	7.3
Propane (cents/lb)	24.7	11.0	12.7
Ethylene (cents/lb) (3)	42.9	17.5	18.5

______________________________
(1)See above for discussions on non-GAAP financial measures. Reconciliations for each of MLP distributable cash flow and EBITDA are included below.
(2)Industry pricing data was obtained through IHS. We have not independently verified the data.
(3)Represents average North American spot prices of ethylene over the period as reported by IHS.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$408,439	$373,397	$450,807
Loss from disposition of fixed assets	(4,198)	(1,000)	(515)
Changes in operating assets and liabilities and other	(2,856)	(31,278)	(117,397)
Net Income	401,385	341,119	332,895
Add:
Depreciation, amortization and disposition of property, plant and equipment	113,032	104,154	107,835
Mark-to-market adjustment loss (gain) on derivative contracts	—	(1,340)	1,301
Less:
Contribution to turnaround reserves	(80,090)	(39,937)	(15,630)
Maintenance capital expenditures	(87,783)	(37,343)	(39,940)
Incentive distribution rights	—	—	—
Distributable cash flow attributable to noncontrolling interest in OpCo	(276,487)	(294,670)	(313,280)
MLP distributable cash flow	$70,057	$71,983	$73,181

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$408,439	$373,397	$450,807
Loss from disposition of fixed assets	(4,198)	(1,000)	(515)
Changes in operating assets and liabilities and other	(2,856)	(31,278)	(117,397)
Net income	401,385	341,119	332,895
Less:
Other income, net	62	733	3,096
Interest expense	(8,816)	(12,038)	(19,623)
Provision for income taxes	(549)	(564)	(728)
Income from operations	410,688	352,988	350,150
Add:
Depreciation and amortization	108,814	103,154	107,320
Other income, net	62	733	3,096
EBITDA	$519,564	$456,875	$460,566

Summary
For the year ended December 31, 2021, net income was $401.4 million on net sales of $1,214.9 million. This represents an increase in net income of $60.3 million as compared to net income of $341.1 million on net sales of $966.7 million for the year ended December 31, 2020. Net income attributable to the Partnership in 2021 was $82.5 million as compared to $66.2 million in 2020, an increase of $16.3 million. Income from operations was $410.7 million for 2021, as compared to $353.0 million for 2020. The increase in income from operations, as well as net income and net income attributable to the Partnership, was primarily due to the higher sales price for ethylene sold to third parties and an increase in the buyer deficiency fee and Shortfall revenue in 2021 compared to 2020. The buyer deficiency fee and Shortfall revenue in 2021 was $110.3 million as compared to $69.6 million in 2020. These increases were slightly offset by lower sales volumes to Westlake due to OpCo's Petro 2 turnaround and force majeure events that resulted in lower production as well as higher feedstock and conversion costs. Net sales for 2021 increased by $248.2 million as compared to 2020 mainly due to higher sales prices to third parties and Westlake per the terms of the Ethylene Sales Agreement and the buyer deficiency fee and Shortfall recognized, partially offset by lower sales volumes to Westlake during the year ended December 31, 2021.
2021 Compared with 2020
Net Sales. Net sales increased by $248.2 million, or 25.7%, to $1,214.9 million in 2021 from $966.7 million in 2020. The increase in net sales in 2021 was primarily due to the higher sales price to third parties and Westlake per the terms of the Ethylene Sales Agreement and the buyer deficiency fee and Shortfall of $110.3 million recognized in 2021 as compared to $69.6 million in 2020, partially offset by lower production during the year, mainly due to the force majeure events occurring in 2021. The average sales price in 2021 contributed to a 26.8% increase in net sales, compared to 2020. The lower sales volume during 2021 contributed to a decrease in net sales of 3.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in sales volume during 2021 was primarily due to OpCo's Petro 2 Turnaround and the force majeure events in 2021.
Gross Profit. Gross profit was $441.7 million in 2021, as compared to gross profit of $378.9 million in 2020. The gross profit margin was 36.4% in 2021 as compared to 39.2% in 2020. The increase in gross profit was primarily due to the higher sales price for ethylene sold to third parties and an increase in the buyer deficiency fee and Shortfall revenue in 2021 compared to 2020. The decreased 2021 gross profit margin was primarily due to increased feedstock and conversion costs as compared to 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.1 million, or 19.7%, to $31.0 million in 2021 from $25.9 million in 2020. The increase in 2021, as compared to 2020, was mainly attributable to higher service costs.
Interest Expense. Interest expense decreased by $3.2 million to $8.8 million in 2021 from $12.0 million in 2020, largely due to a lower average interest rate on debt.
Other Income, net. Other income, net decreased by $0.6 million to $0.1 million in 2021 from $0.7 million in 2020, primarily due to a decrease in interest income earned under the Investment Management Agreement as a result of lower average interest rates.
Provision for Income Taxes. Provision for income taxes was $0.5 million in 2021 as compared to $0.6 million in 2020.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $1.9 million to $70.1 million in 2021 from $72.0 million in 2020. The decrease in MLP distributable cash flow was primarily a result of lower production, increased turnaround reserves and higher maintenance expense in 2021 compared to 2020, partially offset by the buyer deficiency fee and Shortfall of $110.3 million recognized in 2021 as compared to $69.6 million in 2020 and lower interest expense during the year.
EBITDA. EBITDA increased by $62.7 million to $519.6 million in 2021 from 2020 EBITDA of $456.9 million. The increased EBITDA, as compared to the prior year, was primarily due to the buyer deficiency fee and Shortfall of $110.3 million recognized during 2021 compared to the buyer deficiency of $69.6 million recognized in 2020, partially offset by lower sales volumes as a result of lower production and higher feedstock and conversion costs.

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
Cash Flows
Operating Activities
Operating activities provided cash of $408.4 million in 2021 as compared to cash provided by operating activities of $373.4 million in 2020. The $35.0 million increase in cash flows from operating activities was mainly due to increase in net income and in cash provided by working capital, partially offset by OpCo's Petro 2 facility turnaround activities during 2021 as compared to 2020. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable and accrued liabilities and other liabilities, provided cash of $25.6 million in 2021 as compared to $67.9 million of cash used in 2020, resulting in an overall favorable change of $93.5 million. This change in 2021 as compared to 2020 was due to changes in receivable due from Westlake resulting from the buyer deficiency fee and Shortfall recognized in 2021 as compared to 2020 and favorable changes in third party accounts payable and accrued liabilities due to the timing of payments related to the turnaround costs and capital expenditures. These favorable changes were partially offset by an unfavorable change related to turnaround costs incurred during 2021.

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
Investing Activities
Net cash used in investing activities during 2021 was $64.3 million as compared to net cash provided by investing activities of $2.0 million in 2020, mainly due to increased additions to property, plant, and equipment, partially offset by maturities of investments under the Investment Management Agreement in 2021, as compared to 2020. During 2021, we invested $276.0 million with Westlake, and $293.0 million of such investments matured. Capital expenditures were $81.2 million in 2021 as compared to $37.0 million in 2020. The higher capital expenditure in 2021 was primarily associated with OpCo's Petro 2 turnaround. Remaining capital expenditures during 2021 and 2020 were related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
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
Financing Activities
Net cash used for financing activities during 2021 was $344.2 million as compared to net cash used for financing activities of $378.2 million in 2020. The cash outflows during 2021 were related to distributions of $277.9 million to Westlake and of $66.4 million to other unitholders by the Partnership.
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
Pursuant to the terms of the ATM Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the Managers, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of December 31, 2021.
Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures, we expect to fund them primarily from external sources, including borrowing directly from Westlake, as well as future issuances of equity interests or debt.
The Partnership maintains separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Services and Secondment Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary and possible under then current market conditions, the issuance of additional equity interests or debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time, although it is not obligated to do so.

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
Our cash is generated from cash distributions from OpCo. OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes, and these restrictions limit OpCo's ability to incur additional debt, among other things. Westlake's credit facility and various indentures do not prevent OpCo from making distributions to us.
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
On January 24, 2022, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 17, 2022 to unitholders of record on February 3, 2022, which equates to approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on December 31, 2021. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during 2021 or 2020. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2021, our cash and cash equivalents totaled $17.1 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash on hand, if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. The Partnership had $106.2 million of cash invested under the Investment Management Agreement at December 31, 2021.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with Westlake, as amended in August and December 2017 and March 2020 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. On April 30, 2019, OpCo repaid $201.4 million of borrowings under the OpCo Revolver. As of December 31, 2021, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the London Interbank Offered Rate ("LIBOR") rate plus 2.0%, which is accrued in arrears quarterly. On September 25, 2018, the OpCo Revolver was amended to extend the scheduled maturity date from August 4, 2019 to September 25, 2023 and to revise the applicable margin from 3% to 2%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million. On March 29, 2019, the Partnership borrowed $123.5 million under the MLP Revolver to partially fund the purchase of an additional 4.5% interest in OpCo. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2021, the outstanding borrowings under the MLP Revolver totaled $377.1 million. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
Contractual Obligations and Commercial Commitments
The Partnership's material cash requirements for contractual obligations and commercial commitments in the near term (next 12 months) and the long-term period (2023 and thereafter) include repayment of long-term debt, interest payments and purchase obligations.
Debt Obligations and Interest Payments. As of December 31, 2021, we had $8.5 million of debt related interest expense due within the near term, and debt obligations of $399.7 million and related interest expense of $2.1 million due over the long-term period, respectively. All $399.7 million of our outstanding debt matures in 2023. See Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further information on our debt obligations and the expected timing of future principal and interest payments.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. As of December 31, 2021, we had $14.7 million of enforceable and legally binding purchase commitments due within the near term, and none due over the long-term period. Additionally, we are party to various agreements to purchase goods and services, including the Services and Secondment Agreement, in the ordinary course of our business, as well as various agreements related to our capital projects.
Critical Accounting Policies and Estimates
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
Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our more critical accounting estimates include those related to long-lived assets, fair value estimates, goodwill impairment and environmental and legal obligations. Inherent in such estimates are certain key assumptions. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe the following to be our most critical accounting estimates required for the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $108.8 million, $103.2 million and $107.3 million in 2021, 2020 and 2019, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $131.2 million, $3.7 million and $1.2 million in 2021, 2020 and 2019, respectively. Amortization in 2021, 2020 and 2019 of previously deferred turnaround costs was $16.5 million, $11.8 million and $17.3 million, respectively. As of December 31, 2021, deferred turnaround costs, net of accumulated amortization, totaled $146.9 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the audited consolidated financial statements included within this report.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. We record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. We settled all derivatives in 2020 and no new derivatives were entered in 2021, however, we may enter into derivative arrangements in the future.
Goodwill impairment. Goodwill is evaluated for impairment, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. At December 31, 2021, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the past acquisition of Westlake's Longview production facilities. We perform our annual impairment assessment in October. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include future sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the quantitative assessment during 2021, and such assessment did not indicate impairment of the goodwill. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in "Item 1. Business—Environmental" and in Note 16 to the consolidated financial statements included within this report.

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum commitment and the cost-plus based pricing. Additionally, we may use short-term derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We entered into some of these agreements in 2018 and 2019. All derivative positions were settled as of December 31, 2020 and we did not enter into any new derivative contracts during 2021.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At December 31, 2021, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date of the debt to March 19, 2023 and to add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of December 31, 2021 was 2.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, based on the December 31, 2021 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of December 31, 2020. The phase-out of LIBOR commenced at the end of 2021 and is expected to conclude by June 30, 2023. We are currently reviewing how the LIBOR phase-out will affect us, but we do not expect the impact to be material.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2021 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2021 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue from the Ethylene Sales Agreement

As described in Notes 2 and 11 to the consolidated financial statements, the Partnership recognized net sales to Westlake Chemical Corporation ("Westlake") of $1,027 million for the year ended December 31, 2021, including a buyer deficiency fee of $51 million and a shortfall of $59 million. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of Westlake Chemical OpCo LP's ("OpCo") planned ethylene production per year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. The fee for each pound of ethylene purchased by Westlake from OpCo will equal (i) the actual price OpCo pays Westlake to purchase ethane, (ii) plus the actual price OpCo pays Westlake to purchase natural gas, (iii) plus OpCo's estimated operating costs divided by OpCo's planned ethylene production for the year, (iv) plus a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures divided by OpCo's planned ethylene production capacity for the year, (v) less the proceeds received by OpCo from the sale of co-products associated with producing the ethylene purchased by Westlake, (vi) plus a $0.10 per pound margin. The result of the fee structure is that OpCo should generally recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is generally recognized during the period in which the related operating, maintenance or turnaround activities occur and is recoverable from Westlake in the subsequent year. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). As a result of force majeure events during 2021, the Partnership recognized a buyer deficiency fee and Shortfall.

The principal considerations for our determination that performing procedures relating to revenue from the Ethylene Sales Agreement is a critical audit matter are the significant audit effort in performing procedures and evaluating the calculation of the fee for each pound of ethylene, the buyer deficiency fee and Shortfall.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy of the fees used to determine revenue from the Ethylene Sales Agreement. These procedures also included, among others, testing the completeness and accuracy of underlying inputs used in the price, buyer deficiency fee and Shortfall calculation, and testing the accuracy of the minimum volume of ethylene purchased by Westlake as part of the Ethylene Sales Agreement.

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 2, 2022

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$17,057	$17,154
Receivable under the Investment Management Agreement—Westlake Chemical Corporation ("Westlake")	106,243	123,228
Accounts receivable, net—Westlake	142,791	108,028
Accounts receivable, net—third parties	5,825	11,029
Inventories	8,898	3,474
Prepaid expenses and other current assets	396	392
Total current assets	281,210	263,305
Property, plant and equipment, net	1,043,539	1,050,677
Goodwill	5,814	5,814
Deferred charges and other assets, net	150,135	36,692
Total assets	$1,480,698	$1,356,488
LIABILITIES
Current liabilities
Accounts payable—Westlake	$10,796	$7,855
Accounts payable—third parties	35,105	13,131
Accrued and other liabilities	60,895	18,768
Total current liabilities	106,796	39,754
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,530	1,542
Other liabilities	—	381
Total liabilities	508,000	441,351
Commitments and contingencies (Note 16)
EQUITY
Common unitholders—publicly and privately held (21,092,186 and 21,076,673 units issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	481,796	471,701
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	54,754	48,270
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	293,978	277,399
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	678,720	637,738
Total equity	972,698	915,137
Total liabilities and equity	$1,480,698	$1,356,488
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$1,026,586	$888,245	$937,625
Net co-products, ethylene and other sales—third parties	188,272	78,425	154,246
Total net sales	1,214,858	966,670	1,091,871
Cost of sales	773,152	587,787	712,443
Gross profit	441,706	378,883	379,428
Selling, general and administrative expenses	31,018	25,895	29,278
Income from operations	410,688	352,988	350,150
Other income (expense)
Interest expense—Westlake	(8,816)	(12,038)	(19,623)
Other income, net	62	733	3,096
Income before income taxes	401,934	341,683	333,623
Provision for income taxes	549	564	728
Net income	401,385	341,119	332,895
Less: Net income attributable to noncontrolling interest in OpCo	318,838	274,952	271,914
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$82,547	$66,167	$60,981
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$2.34	$1.88	$1.77
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,084,103	21,073,041	20,365,828
Common units—Westlake	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders - Public and Privately Held	Common Unitholder - Westlake	General Partner - Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2018	$409,608	$48,774	$(242,572)	$718,271	$934,081
Net income	35,978	25,003	—	271,914	332,895
Units issued for vested phantom units	146	—	—	—	146
Net proceeds from private placement of common units	62,661	—	—	—	62,661
Quarterly distribution to unitholders	(36,657)	(25,427)	—	—	(62,084)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(315,564)	(315,564)
Balances at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135
Net income	39,618	26,549	—	274,952	341,119
Units issued for vested phantom units	81	—	—	—	81
Quarterly distribution to unitholders	(39,734)	(26,629)	—	—	(66,363)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(311,835)	(311,835)
Balances at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	49,435	33,112	—	318,838	401,385
Units issued for vested phantom units	411	—	—	—	411
Quarterly distribution to unitholders	(39,751)	(26,628)	—	—	(66,379)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(277,856)	(277,856)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(in thousands of dollars)
Cash flows from operating activities
Net income	$401,385	$341,119	$332,895
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	108,814	103,154	107,320
Loss from disposition of property, plant and equipment	4,198	1,000	515
Other gains, net	(276)	(269)	(459)
Changes in operating assets and liabilities
Accounts receivable—third parties	5,468	(953)	6,934
Net accounts receivable—Westlake	(31,756)	(71,975)	2,358
Inventories	(5,424)	(990)	1,126
Prepaid expenses and other current assets	(4)	78	(100)
Accounts payable	19,782	4,247	421
Accrued and other liabilities	37,574	1,672	985
Other, net	(131,322)	(3,686)	(1,188)
Net cash provided by operating activities	408,439	373,397	450,807
Cash flows from investing activities
Additions to property, plant and equipment	(81,171)	(36,968)	(43,707)
Investments with Westlake under the Investment Management Agreement	(276,000)	(349,000)	(529,445)
Maturities of investments with Westlake under the Investment Management Agreement	293,000	388,000	515,445
Other	(130)	—	—
Net cash provided by (used for) investing activities	(64,301)	2,032	(57,707)
Cash flows from financing activities
Net proceeds from private placement of common units	—	—	62,661
Proceeds from debt payable to Westlake	—	—	123,511
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(277,856)	(311,835)	(315,564)
Quarterly distributions to unitholders	(66,379)	(66,363)	(62,084)
Repayment of debt payable to Westlake	—	—	(201,445)
Net cash used for financing activities	(344,235)	(378,198)	(392,921)
Net increase (decrease) in cash and cash equivalents	(97)	(2,769)	179
Cash and cash equivalents at beginning of the year	17,154	19,923	19,744
Cash and cash equivalents at end of the year	$17,057	$17,154	$19,923
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
In connection with the IPO, the Partnership acquired a 10.6% limited partner interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and one common carrier ethylene pipeline (collectively, the "Contributed Assets"). Since the IPO, the Partnership has periodically purchased additional limited partner interest in OpCo. Most recently, on March 29, 2019, the Partnership purchased an additional 4.5% newly-issued limited partner interest in OpCo for approximately $201,445, resulting in an aggregate 22.8% limited partner interest in OpCo, effective January 1, 2019. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Corporation. References to "Westlake" refer collectively to Westlake Corporation (formerly known as Westlake Corporation) and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was zero for the years ended December 31, 2021 and 2020 and $175 for the year ended December 31, 2019. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test for the recorded goodwill was performed in October 2021 and did not indicate impairment of the goodwill. As of December 31, 2021, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.
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
The COVID pandemic resulted in widespread adverse impacts on the global economy in 2020. The Partnership has not experienced significant disruptions to its business operations for the fiscal years ended December 31, 2020 and 2021 and does not expect significant disruptions to its business operations resulting from COVID-19. However, the impact that COVID-19 will have on the Partnership's financial condition, results of operations and cash flows cannot be estimated with certainty at this time as it will depend on future developments, including, among others, the timing and logistics with respect to the distribution of vaccines (including with respect to the more recent variants of COVID-19) and other treatments, the ultimate duration of the pandemic, geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the impact on the operation of OpCo's facilities, Westlake, customers, suppliers and other third parties and the timing and extent to which normal economic and operating conditions resume.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019 due to immateriality of the components of other comprehensive income.
Recently Adopted Accounting Standards
Reference Rate Reform (ASU No. 2020-04)
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities from March 12, 2020 through December 31, 2022. The Partnership adopted this accounting standard effective October 1, 2021, and the adoption did not have a material impact on the Partnership's consolidated financial position, results of operations and cash flows.
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
Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, the Partnership recognizes buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure event.
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
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $106,243 of invested cash under the Investment Management Agreement at December 31, 2021.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2021	2020
Trade customers	$5,875	$11,344
Allowance for credit losses	(50)	(315)
Other receivables	—	—
Accounts receivable, net—third parties	$5,825	$11,029

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
4. Inventories
Inventories consist of the following:

	December 31,
	2021	2020
Finished products	$5,458	$3,157
Feedstock, additives and chemicals	3,440	317
Inventories	$8,898	$3,474

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2021	2020
Building and improvements	$18,361	$17,994
Plant and equipment	1,909,519	1,855,833
Other	107,656	106,078
	2,035,536	1,979,905
Less: Accumulated depreciation	(1,022,750)	(971,476)
	1,012,786	1,008,429
Construction in progress	30,753	42,248
Property, plant and equipment, net	$1,043,539	$1,050,677
Depreciation expense on property, plant and equipment of $91,852, $90,768 and $89,454 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2021 and 2020. The impairment assessment for the recorded goodwill was performed in October 2021 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the Partnership's business. The forecast was based on prices and spreads projected by IHS Markit, a chemical industry organization offering market and business advisory services for the chemical market, for the same period, and estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 8.8%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	Year Ended December 31,
	2021	2020
Turnaround costs, net	$146,942	$32,273
Other	3,193	4,419
Total deferred charges and other assets	$150,135	$36,692
Amortization expense on other assets of $16,962, $12,386 and $17,866 is included in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. Certain other assets are amortized over periods ranging from five to fifteen years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

8. Long-Term Debt
Long-term debt payable to Westlake consists of the following:

	December 31,
	2021	2020
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
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
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. In 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Pursuant to the amended credit agreement, borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver bears interest at LIBOR plus a spread ranging from 2.0% to 3.0% (depending on the Partnership's consolidated leverage ratio), payable quarterly. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. On March 29, 2019, the Partnership borrowed $123,511 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo.
As of December 31, 2021, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 2.13% and 2.23% at December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Partnership had no scheduled maturities of long-term debt until 2023. The OpCo Revolver is scheduled to mature on September 25, 2023, and the MLP Revolver is scheduled to mature on March 19, 2023.
9. Distributions and Net Income Per Limited Partner Unit
On January 24, 2022, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2021 to December 31, 2021 of $0.4714 per common unit. This distribution was paid on February 17, 2022 to unitholders of record on February 3, 2022.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31
	2021	2020	2019
Net income attributable to the Partnership	$82,547	$66,167	$60,981
Less:
Limited partners' distribution declared on common units	66,388	66,365	64,718
Distributions declared with respect to the incentive distribution rights	—	—	—
Net income in excess of distribution (Distribution in excess of net income)	$16,159	$(198)	$(3,737)
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
All of the subordinated units, which were owned by Westlake, were converted into common units in 2017.

	Year Ended December 31, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,388	$—	$66,388
Net income in excess of distribution	16,159	—	16,159
Net income	$82,547	$—	$82,547
Weighted average units outstanding:
Basic and diluted	35,206,333		35,206,333
Net income per limited partner unit:
Basic and diluted	$2.34

	Year Ended December 31, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,365	$—	$66,365
Distribution in excess of net income	(198)	—	(198)
Net income	$66,167	$—	$66,167
Weighted average units outstanding:
Basic and diluted	35,195,271		35,195,271
Net income per limited partner unit:
Basic and diluted	$1.88

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
The Partnership's distribution for the three months ended December 31, 2021 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership' incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Distributions per common unit	$1.8856	$1.8856	$1.8005

10. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of December 31, 2021.
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
Sales to related parties were as follows:

	Year Ended December 31,
	2021	2020	2019
Net sales—Westlake	$1,026,586	$888,245	$937,625
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
OpCo declared force majeure events in 2021 related to the flash fire at the Petro 2 facility, OpCo's Petro 1 facility outage, and due to the severe winter storm. As a result of these events, the Partnership recognized revenue for a buyer deficiency fee and Shortfall in 2021. The buyer deficiency fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. Based upon OpCo's 2021 production, the Partnership recognized buyer deficiency fees of $51,395 and Shortfall of $58,906 during 2021. The buyer deficiency fees and Shortfall are classified as a component of net sales. The buyer deficiency fee was collected from Westlake in January 2022 and Shortfall recognized in 2021 is recoverable during 2022 per the Ethylene Sales Agreement.
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
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2021	2020	2019
Feedstock purchased from Westlake and included in cost of sales	$404,359	$255,910	$366,031
Other charges from Westlake and included in cost of sales	130,541	103,273	106,564
Total	$534,900	$359,183	$472,595

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2021	2020	2019
Services received from Westlake and included in selling, general and administrative expenses	$28,577	$22,162	$26,946
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2021	2020	2019
Goods and services purchased from Westlake and capitalized as assets	$16,318	$1,736	$2,503
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $71 and $56 was included in the receivable under the Investment Management Agreement balance at December 31, 2021 and 2020, respectively. Total interest earned related to the Investment Management Agreement was $296, $932 and $3,289 for the years ended December 31, 2021, 2020 and 2019, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2021	2020
Receivable under the Investment Management Agreement	$106,243	$123,228
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any buyer deficiency fee and Shortfall recognized under the Ethylene Sales Agreement. As discussed above under "Sales to Related Parties", the buyer deficiency fee for the year ended December 31, 2021 was received by the Partnership in January 2022 and the Shortfall recognized in 2021 is recoverable during 2022 per the Ethylene Sales Agreement. Payment for the buyer deficiency fee recognized during 2020 was received by the Partnership in January 2021.
The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2021	2020
Accounts receivable—Westlake	$142,791	$108,028

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

	December 31,
	2021	2020
Accounts payable—Westlake	$10,796	$7,855
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2021, 2020 and 2019 was $8,816, $12,038 and $19,623, respectively, and is reflected as a component of other income (expense) in the consolidated and statements of operations. At December 31, 2021, 2020 and 2019, accrued interest on related party debt was $2,176, $2,336 and $4,187, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2021	2020
Long-term debt payable to Westlake	$399,674	$399,674
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $3,037, $3,038 and $2,343 for the years ended December 31, 2021, 2020 and 2019, respectively, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2021, 2020 and 2019, Westlake accounted for approximately 84.5%, 91.9% and 85.9%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2021, 2020 and 2019, the Partnership reimbursed $186, $279 and $293, respectively, to Westlake for certain state tax payments.
Other
See Note 10 above for an additional related party transaction.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
12. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2021, 2020 and 2019. These phantom units vest on the first anniversary of the grant date. There were no forfeitures under the Plan during 2021, 2020 and 2019. During each of the years 2020 and 2019, the vesting of 4,638 phantom units were accelerated in connection with the retirement of one of the Partnership's non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2021 was $542.
Non-vested phantom unit awards as of December 31, 2021 and 2020 and awards granted during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2019	13,634	$23.24
Granted	20,439	20.17
Vested	(13,634)	19.08
Non-vested balance at December 31, 2020	20,439	22.33
Granted	11,178	26.97
Vested	(20,439)	26.54
Non-vested balance at December 31, 2021	11,178	22.90
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2021 were 1,219,956. The total compensation cost recognized during the years ended December 31, 2021, 2020 and 2019 was $436, $375 and $387, respectively, and is included in selling, general and administrative expenses and the related liability is classified as accrued and other liability in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2021 was $182 and the weighted average remaining term of the units at December 31, 2021 was 0.62 years.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2021 and December 31, 2020 are summarized in the table below. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,276	$22,619	$23,301
MLP Revolver	377,055	383,574	377,055	383,284

14. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2021	2020	2019
Current
State and local	$561	$671	$743
Deferred
State and local	(12)	(107)	(15)
Total provision	$549	$564	$728
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Provision for federal income tax, at statutory rate	$84,406	$71,755	$70,062
State income tax provision, net of federal income tax effect	549	564	728
Partnership income not subject to entity-level federal income tax	(84,406)	(71,755)	(70,062)
Total provision	$549	$564	$728

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2021	2020
Property, plant and equipment	$(1,335)	$(1,487)
Turnaround costs	(195)	(55)
Total deferred tax liabilities	$(1,530)	$(1,542)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,530)	$(1,542)
Total deferred tax liabilities	$(1,530)	$(1,542)

15. Supplemental Information
Accrued and Other Liabilities
Accrued and Other liabilities were $60,895 and $18,768 at December 31, 2021 and 2020, respectively. Accruals related to maintenance expenses, turnaround costs, and capital expenditures, which are components of accrued liabilities, were $5,597, $40,250 and $7,491 at December 31, 2021, respectively, and were $3,905, $0 and $2,286 at December 31, 2020, respectively. No other component of accrued liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $14,415, $6,854, and $4,364 at December 31, 2021, 2020, and 2019, respectively.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $8,976, $13,887 and $20,837 for the years ended December 31, 2021, 2020 and 2019, respectively. Income tax paid by the Partnership was $676, $709 and $655 for the years ended December 31, 2021, 2020 and 2019, respectively, of which $490, $430 and $362 was paid directly to the tax authorities for the years ended December 31, 2021, 2020 and 2019, and $186, $279 and $293 was paid to Westlake as reimbursements for the years ended December 31, 2021, 2020 and 2019.
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
On September 27, 2021, shortly after the turnaround on Petro 2 commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. There are lawsuits pending in connection with the flash fire. We expect insurance to cover most of the costs associated with these lawsuits.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 44 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2021, as stated in their report that appears on page 45 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We are managed and operated by the board of directors and executive officers of our general partner, Westlake Chemical Partners GP LLC, a wholly-owned subsidiary of Westlake. As a result of owning our general partner, Westlake has the right to appoint all members of the board of directors, including at least three directors meeting the independence standards established by the NYSE and the Exchange Act. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owner, Westlake.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2021, we paid approximately $185.4 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of March 1, 2022. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and most of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of March 1, 2022)	Position With Our General Partner
Albert Y. Chao	72	President, Chief Executive Officer and Director
James Y. Chao	74	Chairman of the Board of Directors
M. Steven Bender	65	Executive Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	51	Executive Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Director
G. Stephen Finley	71	Director
Andrew F. Kenner	57	Senior Vice President, Olefin Materials & Corporate Procurement
Angela A. Minas	57	Director
Randy G. Woelfel	66	Director
Johnathan S. Zoeller	46	Vice President and Chief Accounting Officer
Albert Y. Chao. Mr. Chao has been our general partner's President and Chief Executive Officer and a director since our general partner's formation in March 2014. Additionally, Mr. Chao has been Westlake's President since May 1996 and a director since June 2003. Mr. Chao became Westlake's Chief Executive Officer in July 2004. Mr. Chao has over 40 years of global experience in the chemical industry. In 1985, Mr. Chao assisted his father, T.T. Chao, and his brother, James Chao, in founding Westlake, where he served as Executive Vice President until he succeeded James Chao as President. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao is a trustee emeritus of Rice University. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
James Y. Chao. Mr. Chao has been a director since our general partner's formation in March 2014 and Chairman of the Board since July 2014. Mr. Chao has also been Westlake's Chairman of the Board since July 2004 and became a director in June 2003. From May 1996 to July 2004, he served as Westlake's Vice Chairman. Mr. Chao has over 45 years of global experience in the chemical industry. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother, Albert Chao, assisted their father, T.T. Chao, in founding Westlake. Mr. Chao received his B.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.
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

L. Benjamin Ederington. Mr. Ederington has been our general partner's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since March 2022 and a director since our general partner's formation in March 2014. Mr. Ederington served as our general partner's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022 and as Vice President, General Counsel and Secretary from March 2014 to February 2021. Mr. Ederington has also been Westlake's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since March 2022. From July 2017 to March 2022, Mr. Ederington served as Westlake's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary, from December 2015 to July 2017, he was Westlake's Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
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
Andrew F. Kenner. Mr. Kenner has been our general partner's Senior Vice President, Olefin Materials & Corporate Procurement since March 2022. Mr. Kenner has also been Westlake's Senior Vice President, Olefin Materials & Corporate Procurement since March 2022. From January 2021 to March 2022, Mr. Kenner served as Westlake's Senior Vice President, Operations, from July 2017 to December 2020, he was its Senior Vice President, Chemical Manufacturing and, from July 2008 to July 2017, he was its Westlake's Vice President, Manufacturing. Mr. Kenner joined Westlake after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery and its Houston Refinery, as well as other leadership positions in Valero's refining system. Mr. Kenner received a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. Since July 2021, Ms. Minas has served on the board of directors and as chair of the audit committee of Vallourec S.A. and, since January 2022, she has served on the board of directors and as chair of the audit committee of the general partner of Crestwood Equity Partners LP. From September 2014 to March 2020, she served on the board of directors and as the chair of the audit committee of the general partner of CNX Midstream Partners LP. From March 2018 to December 2019, she served on the board of directors of Weatherford International plc, and, from December 2013 to March 2018, she served on the board of directors of the general partner of Ciner Resources LP. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. Ms. Minas currently serves as a member of the Council of Overseers of the Rice University Graduate Business School and is an NACD (National Association of Corporate Directors) Leadership Fellow.
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

Johnathan S. Zoeller. Mr. Zoeller has been our general partner's Vice President and Chief Accounting Officer since March 2020. Mr. Zoeller has also been Westlake's Vice President and Chief Accounting Officer since March 2020. From August 2018 to March 2020, he served as Westlake's Vice President and Corporate Controller. Mr. Zoeller joined Westlake with over 19 years of public accounting experience, the majority of which was spent at KPMG LLP, where he was responsible for clients in the chemicals, oilfield services and oil/gas exploration and production industries. Mr. Zoeller held a variety of senior accounting positions at KPMG, including most recently as Partner, Audit from October 2011 to August 2018. He began his career with Arthur Andersen LLP in 1998. Mr. Zoeller holds a Bachelor of Accounting degree and a Master of Accounting degree from the University of Mississippi. He is a Certified Public Accountant.
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
Meetings of the Board
During the last fiscal year, our general partner's board of directors held nine meetings and our general partner's audit committee held seven meetings. Our general partner did not hold any meetings of the conflicts committee in 2021. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2021 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2021, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steve Bender devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2021.
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
Named Executive Officers
For 2021, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Bender. The compensation allocated to us in 2021 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2021.

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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2021, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2021, Westlake paid Willis Towers Watson approximately $160,000 for executive compensation advisory services and approximately $2.85 million for other services (primarily related to due diligence and integration support for Westlake's four acquisitions that were executed in 2021 and the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services was made by Westlake management and approved or ratified by the Westlake Compensation Committee. In February 2022, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2021 raised any conflict of interest and concluded that no conflict of interest exists.

The Deliberative Process
In establishing targeted levels of executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") from among companies of relative comparable size to Westlake, with executive positions of similar scope and responsibility, and from among companies with which Westlake may compete for executive talent. With the assistance of Willis Towers Watson, the Westlake Compensation Committee reviews the Peer Group on a regular basis. To validate current peers and identify potential new peer companies, Willis Towers Watson conducts a comprehensive review using criteria that the Westlake Compensation Committee deems to be appropriate, including recent developments with current peer companies (e.g., merger and acquisition activity and changes in financial performance), revenues (typically using a market competitive range of 0.5x to 2x of Westlake's revenue in determining size-relevant peers), industry classification, market capitalization and other financial data, peers of peers analysis, business and product portfolios, peers as identified by proxy advisory firms such as ISS and Glass Lewis, and business and labor market competitors.
Traditionally, peer companies have been selected from the chemical industry, but as Westlake has continued to grow, it has become increasingly difficult for Willis Towers Watson to find a sufficient number of chemical companies of a comparable size to Westlake to recommend what it considers a statistically-appropriate set of peer companies. For example, since 2013, Westlake's revenues have more than tripled from $3,759 million in 2013 to $11,778 million in 2021. Furthermore, due to recent acquisitions and organic growth, Westlake's building and infrastructure products have grown as a proportion of its overall revenues. For example, in 2021, the businesses in Westlake's Housing and Infrastructure Products segment generated more than a quarter of Westlake's total revenues. As a result, in 2021, Willis Towers Watson recommended, and the Westlake Compensation Committee agreed, to select peer companies from both the chemical and building products industries. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2021:

Builders FirstSource, Inc.	Huntsman Corporation
Celanese Corporation	Masco Corporation
Corteva Inc.	The Mosaic Company
The Chemours Company	Olin Corporation
DuPont de Nemours, Inc.	Owens Corning
Eastman Chemical Company	PPG Industries, Inc.
Fortune Brands Home & Security, Inc.	RPM International Inc.
The Westlake Compensation Committee will continue to make changes in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies to help ensure that companies more comparable in size and business profile to Westlake are included and continue to be appropriate for the compensation decision-making process.
In addition to referring to the Peer Group, Willis Towers Watson utilizes survey data from its proprietary compensation databases, including, but not limited to, the Willis Towers Watson CDB Executive Survey as well as the Korn Ferry Hay Group Chemicals Industry survey and other relevant market information. These surveys compare the compensation of executives at numerous companies to similar positions as the Westlake NEOs (the "Market Survey"). The Market Survey is used in conjunction with the Peer Group data (collectively, the "Reference Points") to help validate the market findings and more specifically establish market compensation rates for positions with limited Peer Group data and/or for positions that are not industry-specific and for which Westlake would need to recruit on a broader basis (for instance, Chief Financial Officer). Finally, in establishing the target executive compensation, the Westlake Compensation Committee takes a total compensation view to include base pay, cash bonuses and long-term incentives, so that as long as the composite total compensation of a Westlake NEO is competitive with the Reference Points, individual components may fall below or above the median of the Reference Points. In conducting its surveys for the Reference Points, Willis Towers Watson reports directly to the Westlake Compensation Committee on each component and on a composite total compensation basis.
The Westlake Compensation Committee meets annually in February to address the compensation of the Westlake NEOs and other Westlake Executives. During this meeting, the Westlake Compensation Committee reviews the achievement of Westlake's goals and objectives, including Westlake's Economic Value Added (defined as the net operating profit after taxes in relation to capital employed) and performance relative to its competitors within the chemical and building products industries, including those direct competitors within the Peer Group, the Reference Points and other relevant factors established by the Westlake Compensation Committee. During this deliberation, the Westlake PEO is excused from the meeting to allow the other members of the Westlake Compensation Committee to deliberate independently regarding the Westlake PEO's compensation. During this annual review meeting, the Westlake PEO also presents his recommendations to the Westlake Compensation Committee regarding the compensation to be provided to the other Westlake NEOs and other Westlake Executives. The Westlake PEO and the Westlake Compensation Committee, after considering data from the Reference Points and other relevant factors, set the compensation for these Westlake Executives.

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
•aligning management interests with the interests of Westlake's stockholders; and
•balancing short-term objectives with long-term strategic initiatives.
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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2021, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:
•ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;
•ensure internal equity;
•recognize individual performance and contributions; or
•recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2021, see the proxy statement that is expected to be filed by Westlake in connection with its 2022 annual meeting of stockholders. In February 2022, the Westlake Compensation Committee elected to increase the base salary for Mr. Albert Chao to $1,219,500 from $1,167,000 and for Mr. Bender to $700,000 from $641,000.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Y. Chao
James Y. Chao
M. Steven Bender
L. Benjamin Ederington
G. Stephen Finley
Angela A. Minas
Randy G. Woelfel

Executive Compensation
The following table provides information regarding the compensation awarded to or earned during 2021 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Y. Chao President and Chief Executive Officer	2021	$1,163,167	10.0%	$116,317
	2020	1,144,000	10.0%	114,400
	2019	1,144,000	10.0%	114,400
M. Steven Bender Executive Vice President and Chief Financial Officer	2021	638,833	10.0%	63,883
	2020	628,000	12.5%	78,500
	2019	628,000	10.0%	62,800
______________________________
(1)    See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.
(2)    See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.
(3)    Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2021 through December 31, 2021, from January 1, 2020 through December 31, 2020 and from January 1, 2019 through December 31, 2019.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Minas and Messrs. Finley and Woelfel) receive compensation from our general partner for their service. In 2021, Messrs. Finley and Woelfel and Ms. Minas each received an annual retainer valued at approximately $180,000, of which $80,000 was paid in the form of a cash retainer and the remaining $100,000 was paid in the form of a grant of phantom unit awards under the LTIP. All phantom unit awards vest on the first anniversary of their grant date. Mr. Finley, as the audit committee chairman, received an additional cash retainer of $15,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.
The following table sets forth a summary of the compensation paid to non-employee directors in 2021:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
G. Stephen Finley	$95,000	$100,000	$15,815	$210,815
Angela A. Minas	80,000	100,000	10,481	190,481
Randy G. Woelfel	80,000	100,000	9,319	189,319
______________________________
(1)    The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2021, Ms. Minas, Mr. Finley and Mr. Woelfel each held 3,726 phantom units, which will become fully vested on August 11, 2022.
(2)    The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2021, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2021, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2021, the applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2020 through December 31, 2020 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost-of-living adjustments for purposes of this determination. After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2021 for our named executive officers as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$116,317
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$147,922
Ratio of (A) to (B)	.79

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 18, 2022, the beneficial ownership of our outstanding common units and subordinated units held by:
•our general partner;
•Westlake;
•each director and named executive officer of our general partner; and
•all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 18, 2022, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

	Amount and Nature of Beneficial Ownership of Common Units
Name of Beneficial Owner	Direct	Other		Percentage of Common Units Beneficially Owned
Westlake Corporation	14,122,230	—		40.1%
Westlake Chemical Partners GP LLC	—	—		—
Albert Y. Chao	166,435	15,533,192	(1)(2)	44.6%
James Y. Chao	55,000	15,524,099	(2)	44.2%
M. Steven Bender	14,000	—		*
L. Benjamin Ederington	12,000	—		*
G. Stephen Finley	14,585	—		*
Angela A. Minas	17,564	—		*
Randy G. Woelfel	18,822	—		*
All directors and executive officers as a group (9 persons)	320,406	15,533,192	(1)(2)	45.0%

______________________________
* Less than 1% of the outstanding common units.
(1) The amount includes 9,093 common units held in a family trust for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.
(2)    The amount includes 14,122,230 common units held by WPT, LLC, a wholly-owned subsidiary of Westlake Corporation, and 1,401,869 common units held by TTWFGP LLC. Two trusts for the benefit of members of the Chao family, including Messrs. James and Albert Chao, are the managers of TTWFGP LLC, a Delaware limited liability company. As of February 18, 2022, James Chao had sole voting power and sole dispositive power over 55,000 units and shared voting power and shared dispositive power over 15,524,099 units; and Albert Chao had sole voting power and sole dispositive power over 166,435 units and shared voting power and shared dispositive power over 15,533,192 units. Messrs. James and Albert Chao disclaim beneficial ownership of the 15,524,099 units held by WPT, LLC and TTWFGP LLC except to the extent of their respective pecuniary interest therein.

The following table sets forth, as of February 18, 2022, the number of shares of common stock of Westlake Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake (1)
Directors and Named Executive Officers of Our General Partner	Direct	Other		Percent of Class
Albert Y. Chao	977,243	93,405,554	(2)	73.1%
James Y. Chao	430,131	93,405,554	(2)	72.7%
M. Steven Bender	89,893	—		*
L. Benjamin Ederington	110,174	—		*
G. Stephen Finley	—	—		—
Angela A. Minas	—	—		—
Randy G. Woelfel	—	—		—
All directors and executive officers as a group (9 persons)	1,673,289	93,405,554	(2)	73.6%

______________________________
*    Less than 1% of the outstanding shares of common stock.
(1)    None of the shares beneficially owned by the directors or officers are pledged as security.
(2)    TTWF LP, a Delaware limited partnership, holds 92,010,554 and TTWFGP LLC, the general partner of TTWF LP, holds 1,395,000 of these 93,405,554 shares. Two trusts for the benefit of members of the Chao family, including James Chao and Albert Chao, are the managers of TTWFGP LLC. The limited partners of TTWF LP are five trusts principally for the benefit of members of the Chao family, including James Chao and Albert Chao and two corporations owned, indirectly or directly, by certain of these trusts and by other entities owned by members of the Chao family, including Messrs. James and Albert Chao. James Chao, Albert Chao, TTWF LP and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWF LP. James Chao, Albert Chao and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWFGP LLC. Messrs. James and Albert Chao disclaim beneficial ownership of the 93,405,554 shares held by TTWF LP and TTWFGP LLC except to the extent of their respective pecuniary interest therein.
The following table sets forth each person known to us who is the beneficial owner of 5% or more of our outstanding common units, other than Westlake, the holdings of which are listed in the first table of this Item 12.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Energy Income Partners, LLC 10 Wright Street Westport, CT 06880	2,456,905 (1)	7.0%
First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	1,821,989 (2)	5.2%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	5,834,104 (3)	16.6%
____________________________
(1)    Based on a Schedule 13G filed on February 14, 2022. According to the filing, Energy Income Partners, LLC had shared voting and shared dispositive power over 2,456,905 common units. In addition, each of James J. Murchie, Eva Pao and John Tyssel had shared voting and shared dispositive power over 2,456,905 common units as portfolios managers with respect to the portfolios managed by Energy Income Partners, LLC, and Saul Ballesteros had shared voting and shared dispositive power over 2,456,905 common units as a control person of Energy Income Partners, LLC.

(2)    Based on a Schedule 13G filed on January 28, 2021. According to the filing, First Trust Advisors L.P. and The Charger Corporation had shared voting power over 1,815,212 common units and shared dispositive power over 1,821,989 common units. First Trust Portfolios L.P. had shared voting power and shared dispositive power over 0 common units. According to the filing, The Charger Corporation is the general partner of both of First Trust Portfolios L.P. and First Trust Advisors L.P.; First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which holds common units of the Partnership; none of First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation have the power to vote the units of the Partnership held by these unit investment trusts sponsored by First Trust Portfolios L.P; and the units are voted by the trustee of the unit investment trusts.
(3)    Based on an Amendment No. 3 to a Schedule 13G filed on February 2, 2022. According to the filing, Invesco Ltd. had sole voting and sole dispositive power over 5,834,104 common units.
Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	11,178	$0	1,219,956
Equity compensation plan not approved by security holders	0	N/A	0
Total	11,178	$—	1,219,956

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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution of $0.2750 per unit on all of our outstanding units for four quarters, Westlake would receive an annual distribution of approximately $15.5 million on its common units. During 2021, we made aggregate distributions of $1.8856 per unit to all of our unitholders, resulting in Westlake receiving approximately $26.6 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2021, we paid approximately $185.4 million for such expenses.
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
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2021 and 2020 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2021 and December 31, 2020:

	For the year ended December 31,
	2021	2020
Audit fees (1)	$765,000	$961,250
Tax fees (2)	253,328	245,770
Total	$1,018,328	$1,207,020

______________________________
(1)Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls, quarterly review of our consolidated financial statements and reviews of documents filed with the SEC.
(2)Represents tax services with respect to the preparation of the Partnership's 2020 K-1 statements in 2021, and the preparation of the Partnership's 2019 K-1 statements in 2020 and compliance services in 2021 and 2020, respectively.
Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2021.

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
Exhibit Index***

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

4.2
Indenture dated as of January 1, 2006 by and among Westlake Corporation, the potential subsidiary guarantors listed therein and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Westlake Corporation's Current Report on Form 8-K, filed on January 13, 2006, File No. 1-32260).

4.3
Sixth Supplemental Indenture, dated as of July 17, 2012, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Corporation's Current Report on Form 8-K, filed on July 16, 2012, File No. 1-32260).

4.4
Seventh Supplemental Indenture, dated as of February 12, 2013, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to Westlake Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-32260).

4.5
Eighth Supplemental Indenture (including the form of the Notes), dated as of August 10, 2016, among Westlake Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Corporation's Current Report on Form 8-K, filed on August 10, 2016, File No. 001-32260).

4.6
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Melon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.7
Eleventh Supplemental Indenture (including the form of the Notes), dated as of November 28, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Melon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.8
Registration Rights Agreement by and among Westlake Chemical Partners LP and the persons named therein, dated as of March 29, 2019 (incorporated by reference to Exhibit 4.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on March 29, 2019, File No. 001-36567).

4.9
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260).

Exhibit No.	Description
4.10
Paying Agency Agreement dated as of July 17, 2019, between Westlake Corporation and The Bank of New York Mellon, London Branch, as paying agent (incorporated by reference to Exhibit 4.4 to Westlake's Current Report on Form 8-K, filed on July 17, 2019, File No. 1-32260).

4.11
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Corporation's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260).

4.12
Fourteenth Supplemental Indenture (including the form of Notes), dated as of August 19, 2021, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Corporation's Current Report on Form 8-K filed on August 19, 2021, File No. 1-32260).

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

10.13
Investment Management Agreement among Westlake Corporation, Westlake Chemical OpCo LP, and Westlake Chemical Partners LP, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, (File No. 01-36567) filed on November 7, 2017).

Exhibit No.	Description
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

______________________________

*    Filed herewith.
**    Furnished herewith.
*** On February 18, 2022, Westlake Chemical Corporation changed its corporate name to Westlake Corporation. Accordingly, filings made prior to such date were made under the name Westlake Chemical Corporation.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 2, 2022	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2022
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 2, 2022
M. Steven Bender

/S/ JOHNATHAN S. ZOELLER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2022
Johnathan S. Zoeller

/S/ L. BENJAMIN EDERINGTON	Executive Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Director	March 2, 2022
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 2, 2022
James Chao

/S/ G. STEPHEN FINLEY	Director	March 2, 2022
G. Stephen Finley

/S/ ANGELA MINAS	Director	March 2, 2022
Angela Minas

/S/ RANDY WOELFEL	Director	March 2, 2022
Randy Woelfel