Form 10-Q
period 2022-03-31
Westlake Chemical Partners LP
filed 2022-05-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,214,416 common units outstanding as of April 27, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$19,234	$17,057
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	111,224	106,243
Accounts receivable, net—Westlake	109,732	142,791
Accounts receivable, net—third parties	26,412	5,825
Inventories	7,887	8,898
Prepaid expenses and other current assets	238	396
Total current assets	274,727	281,210
Property, plant and equipment, net	1,030,571	1,043,539
Goodwill	5,814	5,814
Deferred charges and other assets, net	143,254	150,135
Total assets	$1,454,366	$1,480,698
LIABILITIES
Current liabilities
Accounts payable—Westlake	$34,471	$10,796
Accounts payable—third parties	21,082	35,105
Accrued and other liabilities	21,391	60,895
Debt payable to Westlake	377,055	—
Total current liabilities	453,999	106,796
Long-term debt payable to Westlake	22,619	399,674
Deferred income taxes	1,516	1,530
Total liabilities	478,134	508,000
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,092,186 and 21,092,186 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	481,550	481,796
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	54,591	54,754
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	293,569	293,978
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	682,663	678,720
Total equity	976,232	972,698
Total liabilities and equity	$1,454,366	$1,480,698
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$290,657	$219,803
Net co-product, ethylene and other sales—third parties	71,743	48,404
Total net sales	362,400	268,207
Cost of sales	270,961	180,508
Gross profit	91,439	87,699
Selling, general and administrative expenses	8,227	8,673
Income from operations	83,212	79,026
Other income (expense)
Interest expense—Westlake	(2,199)	(2,236)
Other income (expense), net	(25)	7
Income before income taxes	80,988	76,797
Income tax provision	163	175
Net income	80,825	76,622
Less: Net income attributable to noncontrolling interest in OpCo	64,631	61,476
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$16,194	$15,146
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.46	$0.43
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,092,186	21,076,673
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net Income	9,700	6,494	—	64,631	80,825
Quarterly distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(60,688)	(60,688)
Balance at March 31, 2022	$481,550	$54,591	$(242,572)	$682,663	$976,232

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	9,069	6,077	—	61,476	76,622
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(62,058)	(62,058)
Balance at March 31, 2021	$470,834	$47,690	$(242,572)	$637,156	$913,108

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(in thousands of dollars)
Cash flows from operating activities
Net income	$80,825	$76,622
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,282	27,542
Loss from disposition of property, plant and equipment	2,970	1,359
Other loss, net	992	103
Changes in operating assets and liabilities
Accounts receivable—third parties	(21,593)	(8,744)
Net accounts receivable—Westlake	56,738	60,978
Inventories	1,011	303
Prepaid expenses and other current assets	158	175
Accounts payable	(11,634)	(625)
Accrued and other liabilities	(35,358)	(699)
Other, net	(581)	(1,606)
Net cash provided by operating activities	104,810	155,408
Cash flows from investing activities
Additions to property, plant and equipment	(20,342)	(12,748)
Maturities of investments with Westlake under the Investment Management Agreement	50,000	—
Investments with Westlake under the Investment Management Agreement	(55,000)	(64,000)
Other	—	126
Net cash used for investing activities	(25,342)	(76,622)
Cash flows from financing activities
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(60,688)	(62,058)
Quarterly distributions to unitholders	(16,603)	(16,593)
Net cash used for financing activities	(77,291)	(78,651)
Net increase in cash and cash equivalents	2,177	135
Cash and cash equivalents at beginning of period	17,057	17,154
Cash and cash equivalents at end of period	$19,234	$17,289
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), filed with the SEC on March 2, 2022. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2021.
References to "Westlake" refer collectively to Westlake Corporation (formerly known as Westlake Chemical Corporation) and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2022, its results of operations for the three months ended March 31, 2022 and 2021 and the changes in its cash position for the three months ended March 31, 2022 and 2021.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2022 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2022	December 31, 2021
Trade customers	$27,468	$5,875
Allowance for credit losses	(1,056)	(50)
Accounts receivable, net—third parties	$26,412	$5,825
3. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Finished products	$6,191	$5,458
Feedstock, additives and chemicals	1,696	3,440
Inventories	$7,887	$8,898
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $23,996 and $22,802 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $7,286 and $4,740 is included in costs of sales in the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On May 2, 2022, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2022 of $0.4714 per unit. This distribution is payable on May 26, 2022 to unitholders of record as of May 12, 2022.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2022	2021
Net income attributable to the Partnership	$16,194	$15,146
Less:
Limited partners' distribution declared on common units	16,600	16,593
Distribution in excess of net income	$(406)	$(1,447)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended March 31, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,600	$—	$16,600
Distribution in excess of net income	(406)	—	(406)
Net income	$16,194	$—	$16,194
Weighted average units outstanding:
Basic and diluted	35,214,416		35,214,416
Net income per limited partner unit:
Basic and diluted	$0.46

	Three Months Ended March 31, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,593	$—	$16,593
Distribution in excess of net income	(1,447)	—	(1,447)
Net income	$15,146	$—	$15,146
Weighted average units outstanding:
Basic and diluted	35,198,903		35,198,903
Net income per limited partner unit:
Basic and diluted	$0.43

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
The Partnership's distribution for the three months ended March 31, 2022 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Distributions per common unit	$0.4714	$0.4714

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of March 31, 2022.
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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2022	2021
Net sales—Westlake	$290,657	$219,803
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2022	2021
Feedstock purchased from Westlake and included in cost of sales	$162,279	$82,116
Other charges from Westlake and included in cost of sales	39,467	31,842
Total	$201,746	$113,958

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2022	2021
Services received from Westlake and included in selling, general and administrative expenses	$6,566	$7,912
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2022	2021
Goods and services purchased from Westlake and capitalized as assets	$750	$403
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $52 and $71 was included in the receivable under the Investment Management Agreement balance at March 31, 2022 and December 31, 2021, respectively. Total interest earned related to the Investment Management Agreement was $52 and $67 for the three months ended March 31, 2022 and 2021, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2022	December 31, 2021
Receivable under the Investment Management Agreement	$111,224	$106,243

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
In 2021, OpCo declared force majeure events related to the flash fire at the Petro 2 facility, OpCo's Petro 1 facility outage, and the severe winter storm. As a result of these events, the Partnership recognized revenue for a buyer deficiency fee of $51,395 and shortfall fee of $58,906 during 2021. The buyer deficiency fee was collected from Westlake in January 2022 and the shortfall fee recognized in 2021 is recoverable during 2022 per the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2022	December 31, 2021
Accounts receivable—Westlake	$109,732	$142,791
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	March 31, 2022	December 31, 2021
Accounts payable—Westlake	$34,471	$10,796
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $686 for the three months ended March 31, 2022 and 2021, and reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances for the three months ended March 31, 2022 and 2021 was $2,199 and $2,236, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At March 31, 2022 and December 31, 2021, accrued interest on related party debt was $2,213 and $2,176, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2022	December 31, 2021
Total debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2022 and 2021, Westlake accounted for approximately 80.2% and 82.0%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2022	December 31, 2021
OpCo Revolver (variable interest rate of London Interbank Offered Rate ("LIBOR") plus 2.0%, scheduled maturity of September 25, 2023)	$22,619	$22,619
MLP Revolver (variable interest rate of LIBOR plus 2.0%, scheduled maturity of March 19, 2023)	377,055	377,055
Total debt	$399,674	$399,674
Less current debt:
MLP Revolver	377,055	—
Long-term debt, net of current debt	$22,619	$399,674
The weighted average interest rate on all debt was 2.2% and 2.1% at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's debt at March 31, 2022 and December 31, 2021 are summarized in the table below. The Partnership's debt includes the OpCo Revolver and the MLP Revolver at March 31, 2022. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's debt include the selection of an appropriate discount rate.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,135	$22,619	$23,276
MLP Revolver	377,055	381,875	377,055	383,574

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities of $21,391 and $60,895 at March 31, 2022 and December 31, 2021, respectively, primarily comprised of accrued maintenance expense, accrued turnaround costs, accrued capital expenditures and accrued taxes, which were $4,152, $4,430, $4,606 and $3,137, respectively, at March 31, 2022 and $5,597, $40,250, $7,491 and $2,264, respectively, at December 31, 2021.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $8,056 and $6,272 at March 31, 2022 and 2021, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"), as filed with the SEC on March 2, 2022. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Corporation (formerly known as Westlake Chemical Corporation) and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, we recognize buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
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

Results of Operations

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Revenue
Net sales—Westlake	$290,657	$219,803
Net co-product, ethylene and other sales—third parties	71,743	48,404
Total net sales	362,400	268,207
Cost of sales	270,961	180,508
Gross profit	91,439	87,699
Selling, general and administrative expenses	8,227	8,673
Income from operations	83,212	79,026
Other income (expense)
Interest expense—Westlake	(2,199)	(2,236)
Other expense (income), net	(25)	7
Income before income taxes	80,988	76,797
Income tax provision	163	175
Net income	80,825	76,622
Less: Net income attributable to noncontrolling interest in OpCo	64,631	61,476
Net income attributable to Westlake Chemical Partners LP	$16,194	$15,146
MLP distributable cash flow (1)	$19,291	$16,245
EBITDA (2)	$114,469	$106,575
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2022
	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+22.0%	+18.1%

	Three Months Ended March 31,
	2022	2021
Average industry prices (1)
Ethane (cents/lb)	13.5	8.1
Propane (cents/lb)	30.7	21.2
Ethylene (cents/lb) (2)	37.6	45.1
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$104,810	$155,408
Loss from disposition of fixed assets	(2,970)	(1,359)
Changes in operating assets and liabilities and other	(21,015)	(77,427)
Net Income	80,825	76,622
Add:
Depreciation, amortization and disposition of property, plant and equipment	34,253	28,898
Less:
Contribution to turnaround reserves	(7,204)	(12,332)
Maintenance capital expenditures	(13,453)	(11,743)
Distributable cash flow attributable to noncontrolling interest in OpCo	(75,130)	(65,200)
MLP distributable cash flow	$19,291	$16,245
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$104,810	$155,408
Loss from disposition of fixed assets	(2,970)	(1,359)
Changes in operating assets and liabilities and other	(21,015)	(77,427)
Net Income	80,825	76,622
Less:
Other income (expense), net	(25)	7
Interest expense	(2,199)	(2,236)
Provision for income taxes	(163)	(175)
Income from operations	83,212	79,026
Add:
Depreciation and amortization	31,282	27,542
Other income (expense), net	(25)	7
EBITDA	$114,469	$106,575

Summary
For the quarter ended March 31, 2022, net income was $80.8 million on net sales of $362.4 million. This represents an increase in net income of $4.2 million as compared to net income of $76.6 million on net sales of $268.2 million for the quarter ended March 31, 2021. Net income attributable to the Partnership for the first quarter of 2022 was $16.2 million as compared to $15.1 million for the first quarter of 2021, an increase of $1.1 million. Income from operations was $83.2 million for the first quarter of 2022 as compared to $79.0 million for the first quarter of 2021. Net income, net income attributable to the Partnership and operating income for the first quarter of 2022 as compared to the first quarter of 2021 were higher primarily due to increased ethylene sales volumes and prices to Westlake per the terms of the Ethylene Sales Agreement and higher co-products sales, partially offset by a decrease in ethylene sales prices to third parties and higher ethane feedstock and natural gas costs. Net sales for the first quarter of 2022 increased by $94.2 million as compared to net sales for the first quarter of 2021, mainly due to higher production during the current quarter resulting in higher sales volumes and higher prices for co-products sales and ethylene sold to Westlake, partially offset by lower ethylene sales prices to third parties.
RESULTS OF OPERATIONS
First Quarter 2022 Compared with First Quarter 2021
Net Sales. Total net sales increased by $94.2 million, or 35.1%, to $362.4 million in the first quarter of 2022 from $268.2 million in the first quarter of 2021. The increase in net sales in the first quarter of 2022 was primarily due to higher sales prices and volumes for ethylene and co-products driven by increased production during the first quarter of 2022 compared to the first quarter of 2021. Production volumes during the first quarter of 2021 were lower due to unplanned outages related to Winter storm Uri. The average sales price in the first quarter of 2022 contributed to a 22.0% increase in net sales, primarily due to higher ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement and co-product sales prices. The average sales volume in the first quarter of 2022 contributed to a 18.1% increase in net sales, primarily due to higher production resulting in increased sales volumes to Westlake and increased co-product sales volumes as compared to the first quarter of 2021.
Gross Profit. Gross profit increased to $91.4 million for the first quarter of 2022 from $87.7 million for the first quarter of 2021. The gross profit margin in the first quarter of 2022 was 25.2%, as compared to 32.7% for the first quarter of 2021. The increase in gross profit was primarily due to the higher ethylene sales prices and volumes sold to Westlake and higher co-product sales, partially offset by lower ethylene sales prices to third parties in the first quarter of 2022 compared to the first quarter of 2021. The first quarter 2022 gross profit margin was lower than the first quarter of 2021 mainly due to higher ethane feedstock and natural gas costs, partially offset by higher prices and volumes for co-products sales and ethylene sold to Westlake in the first quarter of 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.5 million, or 5.7%, to $8.2 million in the first quarter of 2022 as compared to $8.7 million in the first quarter of 2021. The decrease in the first quarter of 2022 was mainly attributable to a decrease in service costs, partially offset by an increase in provision for doubtful accounts as compared to the first quarter of 2021.
Interest Expense. Interest expense of $2.2 million in the first quarter of 2022 was comparable to the first quarter of 2021.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $3.1 million to $19.3 million in the first quarter of 2022 from $16.2 million in the first quarter of 2021. The increase in the first quarter of 2022, as compared to the prior-year period, was primarily attributable to the increased earnings at OpCo and decreased turnaround reserves, partially offset by higher maintenance expense.
EBITDA. EBITDA increased by $7.9 million to $114.5 million in the first quarter of 2022 from $106.6 million in the first quarter of 2021. The increase was primarily due to higher ethylene sales volumes and prices to Westlake and higher co-product sales, partially offset by lower third party ethylene sales prices, higher ethane feedstock and natural gas costs.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
Operating Activities
Operating activities provided cash of $104.8 million in the first three months of 2022 compared to cash provided by operating activities of $155.4 million in the first three months of 2021. The $50.6 million decrease in cash flows from operating activities was mainly due to a decrease in cash used from working capital during the three months ended March 31, 2022 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $10.7 million in the first three months of 2022 as compared to $51.5 million of cash provided in the first three months of 2021, resulting in an overall unfavorable change of $62.2 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in accounts payable and accrued and other liabilities due to the timing of payment of accruals related to the Petro 2 turnaround activities in 2021, as well as Westlake and third party net accounts receivable due to higher sales prices and volumes in the three months ended March 31, 2022.
Investing Activities
Net cash used for investing activities during the first three months of 2022 was $25.3 million as compared to net cash used for investing activities of $76.6 million in the first three months of 2021, mainly due to decreased net cash used under the Investment Management Agreement, partially offset by increased capital expenditures in the first three months of 2022, as compared to the prior-year period. Capital expenditures during the first three months of 2022 and 2021 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first three months of 2022 was $77.3 million as compared to net cash used for financing activities of $78.7 million in the first three months of 2021. The outflows during the first three months of 2022 were related to the distribution of $60.7 million to Westlake and of $16.6 million to other unitholders by the Partnership. The cash outflows during the first three months of 2021 were related to the distribution of $62.1 million to Westlake and of $16.6 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of March 31, 2022.
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

On May 2, 2022, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on May 26, 2022 to unitholders of record as of May 12, 2022, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on March 31, 2022. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the three months ended March 31, 2022 and 2021 were $20.3 million and $12.7 million, respectively. No such funding was required by OpCo during the three months ended March 31, 2022 and 2021. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2022, our cash and cash equivalents totaled $19.2 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $111.2 million of cash invested under the Investment Management Agreement at March 31, 2022.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in August and December 2017 and March 2020 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on September 25, 2023. As of March 31, 2022, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the London Interbank Offered Rate ("LIBOR") rate plus 2.0%, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature in March 2023, although we intend to extend the term prior to the scheduled maturity date. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver, to extend the maturity date to March 19, 2023 and add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2022, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
•the impact of ongoing supply chain constraints and workforce availability caused by the COVID-19 pandemic and the conflict between Russia and Ukraine;
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
•our and OpCo's ability to extend our credit agreements with Westlake;
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

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2021 Form 10-K and the following:
•general economic and business conditions;
•the cyclical nature of the chemical industry;
•the availability, cost and volatility of raw materials and energy;
•lower crude oil prices reducing the cost advantage of ethane-based ethylene producers;
•uncertainties associated with the United States and worldwide economies, including those due to political tensions and unrest in the Middle East and elsewhere, including the conflict between Russia and Ukraine;
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
•changes in laws or regulations;
•technological developments;
•information systems failures and cyberattacks;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at March 31, 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2022, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake, and currently accrues interest at a variable rate of LIBOR plus 200 basis points. On March 19, 2020, the Partnership entered into an amendment to the MLP Revolver to extend the maturity date of the debt to March 19, 2023 and to add a phase-out provision for LIBOR, which is to be replaced by an alternate benchmark rate. The amended credit agreement bears interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR is no longer available, (b) Alternate Base Rate plus 1.0%. The weighted average variable interest rate of our debt as of March 31, 2022 was 2.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver, based on the March 31, 2022 debt balance.
LIBOR is used as a reference rate for all of our outstanding variable rate debt as of March 31, 2022. The phase-out of LIBOR commenced at the end of 2021 and is expected to conclude by June 30, 2023. We are currently reviewing how the LIBOR phase-out will affect us, but we do not expect the impact to be material.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2021 Form 10-K, filed on March 2, 2022, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
Under the Omnibus Agreement, Westlake Corporation ("Westlake") has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets.

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
Flash Fire at Petro 2. There are lawsuits pending in connection with the flash fire at the quench tower that occurred in September 2021 during the Petro 2 turnaround, which are described in Note 12 to the consolidated financial statements included in Item 1 of this Form 10-Q. We expect insurance to cover most of the costs associated with these lawsuits.
In addition to the matters described above, the Partnership is also involved in other legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2021 Form 10-K. There have been no material changes from those risk factors.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 4, 2022	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 4, 2022	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)