Form 10-Q
period 2022-06-30
Westlake Chemical Partners LP
filed 2022-08-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,214,416 common units outstanding as of July 27, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$18,369	$17,057
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	129,363	106,243
Accounts receivable, net—Westlake	104,920	142,791
Accounts receivable, net—third parties	41,444	5,825
Inventories	7,448	8,898
Prepaid expenses and other current assets	67	396
Total current assets	301,611	281,210
Property, plant and equipment, net	1,016,726	1,043,539
Goodwill	5,814	5,814
Deferred charges and other assets, net	137,976	150,135
Total assets	$1,462,127	$1,480,698
LIABILITIES
Current liabilities
Accounts payable—Westlake	$55,869	$10,796
Accounts payable—third parties	20,399	35,105
Accrued and other liabilities	15,751	60,895
Total current liabilities	92,019	106,796
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,493	1,530
Total liabilities	493,186	508,000
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,082,331 and 21,092,186 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	481,453	481,796
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	54,526	54,754
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	293,407	293,978
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	675,534	678,720
Total equity	968,941	972,698
Total liabilities and equity	$1,462,127	$1,480,698
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$365,112	$240,956	$655,769	$460,759
Net co-product, ethylene and other sales—third parties	83,673	81,273	155,416	129,677
Total net sales	448,785	322,229	811,185	590,436
Cost of sales	351,483	191,200	622,444	371,708
Gross profit	97,302	131,029	188,741	218,728
Selling, general and administrative expenses	9,919	8,269	18,146	16,942
Income from operations	87,383	122,760	170,595	201,786
Other income (expense)
Interest expense—Westlake	(2,859)	(2,224)	(5,058)	(4,460)
Other income, net	90	21	65	28
Income before income taxes	84,614	120,557	165,602	197,354
Income tax provision	175	263	338	438
Net income	84,439	120,294	165,264	196,916
Less: Net income attributable to noncontrolling interest in OpCo	68,001	95,195	132,632	156,671
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$16,438	$25,099	$32,632	$40,245
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.47	$0.71	$0.93	$1.14
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,086,988	21,079,657	21,089,573	21,078,173
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net Income	9,700	6,494	—	64,631	80,825
Quarterly distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(60,688)	(60,688)
Balance at March 31, 2022	$481,550	$54,591	$(242,572)	$682,663	$976,232

Net income	9,846	6,592	—	68,001	84,439
Quarterly distribution to unitholders	(9,943)	(6,657)	—	—	(16,600)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,130)	(75,130)
Balance at June 30, 2022	$481,453	$54,526	$(242,572)	$675,534	$968,941

The accompanying notes are an integral part of the consolidated financial statements.

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	9,069	6,077	—	61,476	76,622
Quarterly distribution to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(62,058)	(62,058)
Balance at March 31, 2021	$470,834	$47,690	$(242,572)	$637,156	$913,108

Net income	15,029	10,070	—	95,195	120,294
Units issued for vested phantom units	149	—	—	—	149
Quarterly distributions to unitholders	(9,936)	(6,657)	—	—	(16,593)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(65,200)	(65,200)
Balance at June 30, 2021	$476,076	$51,103	$(242,572)	$667,151	$951,758

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(in thousands of dollars)
Cash flows from operating activities
Net income	$165,264	$196,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,291	56,244
Loss from disposition of property, plant and equipment	3,430	1,391
Other loss, net	3,371	759
Changes in operating assets and liabilities
Accounts receivable—third parties	(39,027)	(14,600)
Net accounts receivable—Westlake	82,798	53,191
Inventories	1,450	(1,455)
Prepaid expenses and other current assets	329	331
Accounts payable	(12,485)	653
Accrued and other liabilities	(39,159)	(3,140)
Other, net	(2,595)	(3,172)
Net cash provided by operating activities	225,667	287,118
Cash flows from investing activities
Additions to property, plant and equipment	(32,334)	(27,289)
Maturities of investments with Westlake under the Investment Management Agreement	147,000	83,000
Investments with Westlake under the Investment Management Agreement	(170,000)	(182,000)
Other	—	126
Net cash used for investing activities	(55,334)	(126,163)
Cash flows from financing activities
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(135,818)	(127,258)
Quarterly distributions to unitholders	(33,203)	(33,186)
Net cash used for financing activities	(169,021)	(160,444)
Net increase in cash and cash equivalents	1,312	511
Cash and cash equivalents at beginning of period	17,057	17,154
Cash and cash equivalents at end of period	$18,369	$17,665
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021 and the changes in its cash position for the six months ended June 30, 2022 and 2021.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2022	December 31, 2021
Trade customers	$44,902	$5,875
Allowance for credit losses	(3,458)	(50)
Accounts receivable, net—third parties	$41,444	$5,825
3. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished products	$6,566	$5,458
Feedstock, additives and chemicals	882	3,440
Inventories	$7,448	$8,898
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $23,888 and $22,983 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense on property, plant and equipment of $47,884 and $45,785 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $7,121 and $5,719 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. Amortization expense on other assets of $14,407 and $10,459 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On August 1, 2022, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2022 of $0.4714 per unit. This distribution is payable on August 25, 2022 to unitholders of record as of August 11, 2022.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to the Partnership	$16,438	$25,099	$32,632	$40,245
Less:
Limited partners' distribution declared on common units	16,595	16,595	33,195	33,188
Net income in excess of distribution (Distribution in excess of net income)	$(157)	$8,504	$(563)	$7,057

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

	Three Months Ended June 30, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,595	$—	$16,595
Distribution in excess of net income	(157)	—	(157)
Net income	$16,438	$—	$16,438
Weighted average units outstanding:
Basic and diluted	35,209,218		35,209,218
Net income per limited partner unit:
Basic and diluted	$0.47

	Three Months Ended June 30, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,595	$—	$16,595
Net income in excess of distribution	8,504	—	8,504
Net income	$25,099	$—	$25,099
Weighted average units outstanding:
Basic and diluted	35,201,887		35,201,887
Net income per limited partner unit:
Basic and diluted	$0.71

	Six Months Ended June 30, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,195	$—	$33,195
Distribution in excess of net income	(563)	—	(563)
Net income	$32,632	$—	$32,632
Weighted average units outstanding:
Basic and diluted	35,211,803		35,211,803
Net income per limited partner unit:
Basic and diluted	$0.93

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
The amended Partnership Agreement provides that the Partnership will distribute cash that is deemed to be operating surplus each quarter to all the unitholders, pro rata, until each unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
The Partnership's distribution for the three months ended June 30, 2022 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributions per common unit	$0.4714	$0.4714	$0.9428	$0.9428
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of June 30, 2022.
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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales—Westlake	$365,112	$240,956	$655,769	$460,759
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Feedstock purchased from Westlake and included in cost of sales	$239,920	$100,979	$402,199	$183,095
Other charges from Westlake and included in cost of sales	46,963	27,466	86,430	59,308
Total	$286,883	$128,445	$488,629	$242,403
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Services received from Westlake and included in selling, general and administrative expenses	$6,864	$7,000	$13,430	$14,912
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Goods and services purchased from Westlake and capitalized as assets	$623	$533	$1,373	$936

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $191 and $71 was included in the receivable under the Investment Management Agreement balance at June 30, 2022 and December 31, 2021, respectively. Total interest earned related to the Investment Management Agreement was $191 and $77 for the three months ended June 30, 2022 and 2021, respectively, and $243 and $145 for the six months ended June 30, 2022 and 2021, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2022	December 31, 2021
Receivable under the Investment Management Agreement	$129,363	$106,243
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
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2022	December 31, 2021
Accounts receivable—Westlake	$104,920	$142,791
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	June 30, 2022	December 31, 2021
Accounts payable—Westlake	$55,869	$10,796
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $574 and $608 for the three months ended June 30, 2022 and 2021, respectively, and $1,260 and $1,295 for the six months ended June 30, 2022 and 2021, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended June 30, 2022 and 2021 was $2,859 and $2,224, respectively. Interest on related party debt payable balances for the six months ended June 30, 2022 and 2021 was $5,058 and $4,460, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At June 30, 2022 and December 31, 2021, accrued interest on related party debt was $2,997 and $2,176, respectively, and is reflected as a component of accrued liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2022	December 31, 2021
Total debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2022 and 2021, Westlake accounted for approximately 81.4% and 74.8%, respectively, of the Partnership's net sales. During the six months ended June 30, 2022 and 2021, Westlake accounted for approximately 80.8% and 78.0%, respectively, of the Partnership's net sales.
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2022	December 31, 2021
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Total debt	$399,674	$399,674
On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the Amended and Restated Senior Unsecured Revolving Credit Agreement (as so amended, the "OpCo Revolver"). Prior to the OpCo Revolver Amendment, the OpCo Revolver bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver from September 25, 2023 to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the Senior Unsecured Revolving Credit Agreement (the "MLP Revolver"). Prior to the MLP Revolver Amendment, the MLP Revolver bore interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR were no longer available, (b) the Alternate Base Rate plus 1.0%. The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver from March 19, 2023 to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver will now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.
The weighted average interest rate on all debt was 3.0% and 2.1% at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's debt at June 30, 2022 and December 31, 2021 are summarized in the table below. The Partnership's debt includes the OpCo Revolver and the MLP Revolver at June 30, 2022. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's debt include the selection of an appropriate discount rate.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,004	$22,619	$23,276
MLP Revolver	377,055	380,677	377,055	383,574
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities of $15,751 and $60,895 at June 30, 2022 and December 31, 2021, respectively, primarily comprised of accrued maintenance expense, accrued capital expenditures, accrued taxes, and accrued intercompany interest, which were $3,592, $2,129, $3,686, and $2,997, respectively, at June 30, 2022 and $5,597, $7,491, $2,264, and $2,176 respectively, at December 31, 2021.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $6,557 and $6,185 at June 30, 2022 and 2021, respectively.

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
13. Subsequent Event
On July 12, 2022, the OpCo Revolver and the MLP Revolver were amended. See Note 9 for a description of these amendments.

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

Recent Developments
On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the Amended and Restated Senior Unsecured Revolving Credit Agreement (as so amended, the "OpCo Revolver"). The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the Senior Unsecured Revolving Credit Agreement (the "MLP Revolver"). The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver will now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue
Net sales—Westlake	$365,112	$240,956	$655,769	$460,759
Net co-product, ethylene and other sales—third parties	83,673	81,273	155,416	129,677
Total net sales	448,785	322,229	811,185	590,436
Cost of sales	351,483	191,200	622,444	371,708
Gross profit	97,302	131,029	188,741	218,728
Selling, general and administrative expenses	9,919	8,269	18,146	16,942
Income from operations	87,383	122,760	170,595	201,786
Other income (expense)
Interest expense—Westlake	(2,859)	(2,224)	(5,058)	(4,460)
Other income, net	90	21	65	28
Income before income taxes	84,614	120,557	165,602	197,354
Income tax provision	175	263	338	438
Net income	84,439	120,294	165,264	196,916
Less: Net income attributable to noncontrolling interest in OpCo	68,001	95,195	132,632	156,671
Net income attributable to Westlake Chemical Partners LP	$16,438	$25,099	$32,632	$40,245
MLP distributable cash flow (1)	$19,584	$25,538	$38,875	$41,783
EBITDA (2)	$118,482	$151,483	$232,951	$258,058
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+37.7%	+5.5%	+30.3%	+11.5%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$120,857	$131,710	$225,667	$287,118
Loss from disposition of fixed assets	(460)	(32)	(3,430)	(1,391)
Changes in operating assets and liabilities and other	(35,958)	(11,384)	(56,973)	(88,811)
Net Income	84,439	120,294	165,264	196,916
Add:
Depreciation, amortization and disposition of property, plant and equipment	31,469	28,734	65,722	57,632
Less:
Contribution to turnaround reserves	(7,284)	(12,463)	(14,488)	(24,795)
Maintenance capital expenditures	(10,372)	(14,344)	(23,825)	(26,087)
Distributable cash flow attributable to noncontrolling interest in OpCo	(78,668)	(96,683)	(153,798)	(161,883)
MLP distributable cash flow	$19,584	$25,538	$38,875	$41,783
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$120,857	$131,710	$225,667	$287,118
Loss from disposition of fixed assets	(460)	(32)	(3,430)	(1,391)
Changes in operating assets and liabilities and other	(35,958)	(11,384)	(56,973)	(88,811)
Net Income	84,439	120,294	165,264	196,916
Less:
Other income, net	90	21	65	28
Interest expense	(2,859)	(2,224)	(5,058)	(4,460)
Provision for income taxes	(175)	(263)	(338)	(438)
Income from operations	87,383	122,760	170,595	201,786
Add:
Depreciation and amortization	31,009	28,702	62,291	56,244
Other income, net	90	21	65	28
EBITDA	$118,482	$151,483	$232,951	$258,058

Summary
For the quarter ended June 30, 2022, net income was $84.4 million on net sales of $448.8 million. This represents a decrease in net income of $35.9 million as compared to net income of $120.3 million on net sales of $322.2 million for the quarter ended June 30, 2021. Net income attributable to the Partnership for the second quarter of 2022 was $16.4 million as compared to $25.1 million for the second quarter of 2021, a decrease of $8.7 million. Income from operations was $87.4 million for the second quarter of 2022 as compared to $122.8 million for the second quarter of 2021. Net income, net income attributable to the Partnership and operating income for the second quarter of 2022 as compared to the second quarter of 2021 were lower primarily due to a decrease in ethylene sales prices and volumes to third parties, higher ethane feedstock and natural gas costs, and the buyer deficiency fee and Shortfall recognized during the second quarter of 2021, partially offset by increased ethylene sales volumes and prices to Westlake per the terms of the Ethylene Sales Agreement and higher co-products sales prices and volumes. Net sales for the second quarter of 2022 increased by $126.6 million as compared to net sales for the second quarter of 2021, mainly due to higher production during the second quarter of 2022 resulting in higher sales volumes and prices for co-products sales and ethylene sold to Westlake, partially offset by lower ethylene sales prices and volumes to third parties and the buyer deficiency fee and Shortfall recognized during the second quarter of 2021.
For the six months ended June 30, 2022, net income was $165.3 million on net sales of $811.2 million. This represents a decrease in net income of $31.6 million as compared to net income of $196.9 million on net sales of $590.4 million for the six months ended June 30, 2021. Net income attributable to the Partnership for the six months ended June 30, 2022 was $32.6 million as compared to $40.2 million for the six months ended June 30, 2021, a decrease of $7.6 million. Income from operations was $170.6 million for the six months ended June 30, 2022 as compared to $201.8 million for the six months ended June 30, 2021. Net income, net income attributable to the Partnership and operating income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 were lower primarily due to increased ethane feedstock and natural gas costs as well as lower sales volumes and prices to third parties and the buyer deficiency fee and Shortfall recognized during the six months ended June 30, 2021, partially offset by higher sales prices to Westlake per the terms of the Ethylene Sales Agreement and higher co-product sales prices and volumes. Net sales for the six months ended June 30, 2022 increased by $220.8 million as compared to net sales for the six months ended June 30, 2021, mainly due to higher co-product sales prices and volumes and higher sales prices and volumes to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower sales prices and volumes to third parties and the buyer deficiency fee and Shortfall recognized during the six months ended June 30, 2021.
RESULTS OF OPERATIONS
Second Quarter 2022 Compared with Second Quarter 2021
Net Sales. Total net sales increased by $126.6 million, or 39.3%, to $448.8 million in the second quarter of 2022 from $322.2 million in the second quarter of 2021. The increase in net sales in the second quarter of 2022 was primarily due to higher sales prices and volumes for ethylene sold to Westlake and co-products driven by increased production during the second quarter of 2022 compared to the second quarter of 2021. The average sales price in the second quarter of 2022 contributed to a 37.7% increase in net sales, primarily due to higher ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement and co-product sales prices, partially offset by lower sales prices to third parties. The average sales volume in the second quarter of 2022 contributed to a 5.5% increase in net sales, primarily due to higher production resulting in increased sales volumes to Westlake and increased co-product sales volumes, partially offset by decreased sales volumes to third parties as compared to the second quarter of 2021.
Gross Profit. Gross profit decreased to $97.3 million for the second quarter of 2022 from $131.0 million for the second quarter of 2021. The gross profit margin in the second quarter of 2022 was 21.7%, as compared to 40.7% for the second quarter of 2021. The decrease in gross profit was primarily due to lower ethylene sales prices and volumes to third parties and the buyer deficiency fee and Shortfall totaling $8.7 million recognized during the second quarter of 2021, partially offset by higher ethylene sales prices and volumes sold to Westlake and higher co-product sales prices and volumes in the second quarter of 2022 compared to the second quarter of 2021. The second quarter 2022 gross profit margin was lower than the second quarter 2021 mainly due to higher ethane feedstock and natural gas costs, lower third party ethylene sales prices, partially offset by higher sales prices and volumes for co-products and ethylene sold to Westlake in the second quarter of 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 19.3%, to $9.9 million in the second quarter of 2022 as compared to $8.3 million in the second quarter of 2021. The increase in the second quarter of 2022 was mainly attributable to an increase in provision for doubtful accounts as compared to the second quarter of 2021.
Interest Expense. Interest expense of $2.9 million in the second quarter of 2022 increased from $2.2 million in the second quarter 2021 due to a higher average interest rate on debt compared to the second quarter of 2021.

MLP Distributable Cash Flow. MLP distributable cash flow decreased by $5.9 million to $19.6 million in the second quarter of 2022 from $25.5 million in the second quarter of 2021. The decrease in the second quarter of 2022, as compared to the prior-year period, was primarily attributable to the decreased earnings at OpCo, partially offset by decreased turnaround reserves and maintenance expense.
EBITDA. EBITDA decreased by $33.0 million to $118.5 million in the second quarter of 2022 from $151.5 million in the second quarter of 2021. The decrease was primarily due to lower third party ethylene sales prices, higher ethane feedstock and natural gas costs, and the buyer deficiency fee and Shortfall recognized during the second quarter of 2021, partially offset by higher sales volumes and prices for co-products and for ethylene sold to Westlake.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net Sales. Total net sales increased by $220.8 million, or 37.4%, to $811.2 million in the six months ended June 30, 2022 from $590.4 million in the six months ended June 30, 2021. The increase in net sales in the six months ended June 30, 2022 was primarily due to higher co-product sales prices and volumes, and higher sales prices and volumes to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower sales volumes and prices to third parties during the six months ended June 30, 2022 and the buyer deficiency fee and Shortfall recognized during the six months ended June 30, 2021. The average sales price in the six months ended June 30, 2022 contributed to a 30.3% increase in net sales, primarily due to higher co-product and ethylene sales prices to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower sales prices to third parties. The higher sales volume contributed to a 11.5% increase in net sales in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in sales volumes for the six months ended June 30, 2022 was primarily due to increased co-product and ethylene sales volumes to Westlake, partially offset by lower sales volumes to third parties.
Gross Profit. Gross profit decreased to $188.7 million for the six months ended June 30, 2022 from $218.7 million for the six months ended June 30, 2021. The gross profit margin in the six months ended June 30, 2022 was 23.3%, as compared to 37.0% for the six months ended June 30, 2021. The six months ended June 30, 2022 gross profit margin was lower mainly due to increased ethane feedstock and natural gas costs, lower third party ethylene sales prices and the buyer deficiency fee and Shortfall totaling $18.4 million recognized during the six months ended June 30, 2021, partially offset by higher sales prices and volumes for co-products and ethylene sold to Westlake compared to the six months ended June 30, 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 7.1%, to $18.1 million in the six months ended June 30, 2022 as compared to $16.9 million in the six months ended June 30, 2021. The increase in the six months ended June 30, 2022 was mainly attributable to higher provision for doubtful accounts, partially offset by a decrease in service costs as compared to the six months ended June 30, 2021.
Interest Expense. Interest expense increased by $0.6 million to $5.1 million in the six months ended June 30, 2022 from $4.5 million in the six months ended June 30, 2021, largely due to a higher average interest rate on debt.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $2.9 million to $38.9 million in the six months ended June 30, 2022 from $41.8 million in the six months ended June 30, 2021. The decrease in the six months ended June 30, 2022, as compared to the prior-year period, was primarily attributable to the lower earnings at OpCo, partially offset by decreased turnaround reserves and maintenance expense.
EBITDA. EBITDA decreased by $25.1 million to $233.0 million in the six months ended June 30, 2022 from $258.1 million in the six months ended June 30, 2021. The decrease, as compared to the prior-year period, was primarily due to lower sales volumes and prices to third parties, higher ethane feedstock and natural gas costs, and the buyer deficiency fee and Shortfall recognized during the six months ended June 30, 2021, partially offset by higher sales prices and volumes for co-products and ethylene sold to Westlake in the six months ended June 30, 2022.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
Operating Activities
Operating activities provided cash of $225.7 million in the first six months of 2022 compared to cash provided by operating activities of $287.1 million in the first six months of 2021. The $61.4 million decrease in cash flows from operating activities was mainly due to a decrease in cash used by working capital during the six months ended June 30, 2022 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued liabilities, used cash of $6.1 million in the first six months of 2022 as compared to $35.0 million of cash provided in the first six months of 2021, resulting in an overall unfavorable change of $41.1 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in accounts payable and accrued and other liabilities due to the timing of payment of accruals related to the Petro 2 turnaround activities in 2021, as well as third party net accounts receivable due to higher sales in the six months ended June 30, 2022 since our Petro 2 turnaround in the second half of 2021. These changes were partially offset by a favorable change in accounts receivable—Westlake due to the collection of the 2021 buyer deficiency fee and a portion of the 2021 Shortfall during the first six months of 2022.
Investing Activities
Net cash used for investing activities during the first six months of 2022 was $55.3 million as compared to net cash used for investing activities of $126.2 million in the first six months of 2021, mainly due to decreased net cash used under the Investment Management Agreement, partially offset by increased capital expenditures in the first six months of 2022, as compared to the prior-year period. Capital expenditures during the first six months of 2022 and 2021 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first six months of 2022 was $169.0 million as compared to net cash used for financing activities of $160.4 million in the first six months of 2021. The outflows during the first six months of 2022 were related to the distributions of $135.8 million to Westlake and of $33.2 million to other unitholders by the Partnership. The cash outflows during the first six months of 2021 were related to the distributions of $127.3 million to Westlake and of $33.2 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2022.
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
On August 1, 2022, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on August 25, 2022 to unitholders of record as of August 11, 2022, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on June 30, 2022. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the six months ended June 30, 2022 and 2021 were $32.3 million and $27.3 million, respectively. No such funding was required by OpCo during the six months ended June 30, 2022 and 2021. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2022, our cash and cash equivalents totaled $18.4 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $129.4 million of cash invested under the Investment Management Agreement at June 30, 2022.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018, March 2020 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. As of June 30, 2022, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%, which is accrued in arrears quarterly. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. As of June 30, 2022, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at the LIBOR rate plus 2.0%, which is accrued in arrears quarterly. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver will now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at June 30, 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2022, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver will now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of June 30, 2022 was 3.0%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver, based on the June 30, 2022 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the Omnibus Agreement, Westlake Corporation ("Westlake") has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets that occurred or existed prior to August 4, 2014.
Potential Flare Modifications. For several years, the Environmental Protection Agency ("EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA, which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA notified Westlake that it believes that some of the flares are out of compliance with applicable standards. In June 2022, the Department of Justice announced that Westlake, the EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree requires Westlake to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a penalty of $1 million. Implementation of the requirements under the decree is estimated to cost approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units we are required to install at our Calvert City and Lake Charles facilities. The capital expenditures and other costs required to comply with the consent decree have either been incurred in 2021 or will be incurred over the course of 2022 and 2023. The 30-day federal public comment period for the consent decree has concluded, and the public comment period for the state processes are still open. Following the completion of all the comment periods, and the court enters the consent decree, it will become effective. As discussed above, Westlake is expected to fully indemnify us for such costs.
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

10.1
Amendment No. 2 to the Amended And Restated Senior Unsecured Revolving Credit Agreement of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on July 15, 2022).

10.2
Amendment No. 4 to the Senior Unsecured Revolving Credit Agreement of Westlake Chemical Partners LP (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on July 15, 2022).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 3, 2022	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 3, 2022	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)