Form 10-Q
period 2022-09-30
Westlake Chemical Partners LP
filed 2022-11-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,221,868 common units outstanding as of October 28, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$19,468	$17,057
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	135,863	106,243
Accounts receivable, net—Westlake	98,399	142,791
Accounts receivable, net—third parties	24,675	5,825
Inventories	5,359	8,898
Prepaid expenses and other current assets	458	396
Total current assets	284,222	281,210
Property, plant and equipment, net	1,006,633	1,043,539
Goodwill	5,814	5,814
Deferred charges and other assets, net	134,497	150,135
Total assets	$1,431,166	$1,480,698
LIABILITIES
Current liabilities
Accounts payable—Westlake	$35,583	$10,796
Accounts payable—third parties	19,459	35,105
Accrued and other liabilities	22,615	60,895
Total current liabilities	77,657	106,796
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,671	1,530
Total liabilities	479,002	508,000
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,099,638 and 21,092,186 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	480,535	481,796
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	53,787	54,754
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	291,750	293,978
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	660,414	678,720
Total equity	952,164	972,698
Total liabilities and equity	$1,431,166	$1,480,698
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$364,273	$247,887	$1,020,042	$708,646
Net co-products, ethylene and other sales—third parties	50,850	46,079	206,266	175,756
Total net sales	415,123	293,966	1,226,308	884,402
Cost of sales	324,629	218,038	947,073	589,746
Gross profit	90,494	75,928	279,235	294,656
Selling, general and administrative expenses	8,678	7,792	26,824	24,734
Income from operations	81,816	68,136	252,411	269,922
Other income (expense)
Interest expense—Westlake	(3,645)	(2,190)	(8,703)	(6,650)
Other income, net	618	24	683	52
Income before income taxes	78,789	65,970	244,391	263,324
Income tax provision (benefit)	484	(105)	822	333
Net income	78,305	66,075	243,569	262,991
Less: Net income attributable to noncontrolling interest in OpCo	63,548	53,285	196,180	209,956
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,757	$12,790	$47,389	$53,035
Net income per limited partner unit attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$0.42	$0.36	$1.35	$1.51
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,096,317	21,087,746	21,093,578	21,081,379
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Public and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interests in OpCo	Total

	(in thousands of dollars)
Balance at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	9,700	6,494	—	64,631	80,825
Quarterly distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(60,688)	(60,688)
Balance at March 31, 2022	$481,550	$54,591	$(242,572)	$682,663	$976,232

Net income	9,846	6,592	—	68,001	84,439
Quarterly distribution to unitholders	(9,943)	(6,657)	—	—	(16,600)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,130)	(75,130)
Balance at June 30, 2022	$481,453	$54,526	$(242,572)	$675,534	$968,941

Net income	8,839	5,918	—	63,548	78,305
Units issued for vested phantom units	190	—	—	—	190
Quarterly distribution to unitholders	(9,947)	(6,657)	—	—	(16,604)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(78,668)	(78,668)
Balance at September 30, 2022	$480,535	$53,787	$(242,572)	$660,414	$952,164

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(in thousands of dollars)
Cash flows from operating activities
Net income	$243,569	$262,991
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,682	82,830
Loss from disposition of property, plant and equipment	4,388	1,763
Other losses, net	4,400	866
Changes in operating assets and liabilities
Accounts receivable—third parties	(23,109)	(2,037)
Net accounts receivable—Westlake	68,520	56,228
Inventories	3,539	(3,116)
Prepaid expenses and other current assets	(62)	(174)
Accounts payable—third parties	(14,269)	2,689
Accrued and other liabilities	(32,326)	3,690
Other, net	(5,170)	(19,153)
Net cash provided by operating activities	341,162	386,577
Cash flows from investing activities
Additions to property, plant and equipment	(45,458)	(38,490)
Maturities of investments with Westlake under the Investment Management Agreement	247,000	203,000
Investments with Westlake under the Investment Management Agreement	(276,000)	(276,000)
Other	—	126
Net cash used for investing activities	(74,458)	(111,364)
Cash flows from financing activities
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(214,486)	(223,941)
Quarterly distributions to unitholders	(49,807)	(49,779)
Net cash used for financing activities	(264,293)	(273,720)
Net increase in cash and cash equivalents	2,411	1,493
Cash and cash equivalents at beginning of period	17,057	17,154
Cash and cash equivalents at end of period	$19,468	$18,647
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021 and the changes in its cash position for the nine months ended September 30, 2022 and 2021.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2022	December 31, 2021
Trade customers	$28,985	$5,875
Allowance for credit losses	(4,310)	(50)
Accounts receivable, net—third parties	$24,675	$5,825
3. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Finished products	$4,405	$5,458
Feedstock, additives and chemicals	954	3,440
Inventories	$5,359	$8,898
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $23,368 and $23,010 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense on property, plant and equipment of $71,252 and $68,795 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively.
5. Deferred Charges and Other Assets
Amortization expense on other assets of $6,023 and $3,576 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. Amortization expense on other assets of $20,430 and $14,035 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On October 31, 2022, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2022 of $0.4714 per unit. This distribution is payable on November 28, 2022 to unitholders of record as of November 10, 2022.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to the Partnership	$14,757	$12,790	$47,389	$53,035
Less:
Limited partners' distribution declared on common units	16,604	16,600	49,799	49,788
Net income in excess of distribution (Distribution in excess of net income)	$(1,847)	$(3,810)	$(2,410)	$3,247

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

	Three Months Ended September 30, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,604	$—	$16,604
Distribution in excess of net income	(1,847)	—	(1,847)
Net income	$14,757	$—	$14,757
Weighted average units outstanding:
Basic and diluted	35,218,547		35,218,547
Net income per limited partner unit:
Basic and diluted	$0.42

	Three Months Ended September 30, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,600	$—	$16,600
Distribution in excess of net income	(3,810)	—	(3,810)
Net income	$12,790	$—	$12,790
Weighted average units outstanding:
Basic and diluted	35,209,976		35,209,976
Net income per limited partner unit:
Basic and diluted	$0.36

	Nine Months Ended September 30, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,799	$—	$49,799
Distribution in excess of net income	(2,410)	—	(2,410)
Net income	$47,389	$—	$47,389
Weighted average units outstanding:
Basic and diluted	35,215,808		35,215,808
Net income per limited partner unit:
Basic and diluted	$1.35

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
The Partnership's distribution for the three months ended September 30, 2022 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions per common unit	$0.4714	$0.4714	$1.4142	$1.4142
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement. No common units were issued under this program as of September 30, 2022.
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales—Westlake	$364,273	$247,887	$1,020,042	$708,646
As of September 30, 2022, OpCo has estimated an annual deficiency for the full year 2022, and thus, the Partnership has recognized buyer deficiency fees of $13,940 during the three and nine months ended September 30, 2022. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency. The buyer deficiency fees are classified as a component of net sales—Westlake.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Feedstock purchased from Westlake and included in cost of sales	$201,044	$119,000	$603,243	$302,095
Other charges from Westlake and included in cost of sales	49,144	35,615	135,574	94,923
Total	$250,188	$154,615	$738,817	$397,018

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Services received from Westlake and included in selling, general and administrative expenses	$7,080	$6,925	$20,510	$21,837
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Goods and services purchased from Westlake and capitalized as assets	$832	$3,606	$2,205	$4,542
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $691 and $71 was included in the receivable under the Investment Management Agreement balance at September 30, 2022 and December 31, 2021, respectively. Total interest earned related to the Investment Management Agreement was $691 and $81 for the three months ended September 30, 2022 and 2021, respectively, and $934 and $225 for the nine months ended September 30, 2022 and 2021, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2022	December 31, 2021
Receivable under the Investment Management Agreement	$135,863	$106,243

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
The buyer deficiency fees discussed above under "Sales to Related Parties" recognized in the nine months ended September 30, 2022 are scheduled to be received by the Partnership after December 31, 2022.
As a result of the force majeure events in 2021, the Partnership recognized revenue for a buyer deficiency fee of $51,395 and a shortfall fee of $58,906 during 2021. The buyer deficiency fee was collected from Westlake in January 2022 and the shortfall fee recognized in 2021 is recoverable during 2022 per the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2022	December 31, 2021
Accounts receivable—Westlake	$98,399	$142,791
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	September 30, 2022	December 31, 2021
Accounts payable—Westlake	$35,583	$10,796
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $719 and $997 for the three months ended September 30, 2022 and 2021, respectively, and $1,979 and $2,292 for the nine months ended September 30, 2022 and 2021, respectively, and reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances for the three months ended September 30, 2022 and 2021 was $3,645 and $2,190, respectively. Interest on related party debt payable balances for the nine months ended September 30, 2022 and 2021 was $8,703 and $6,650, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2022 and December 31, 2021, accrued interest on related party debt was $3,544 and $2,176, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2022	December 31, 2021
Total debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2022 and 2021, Westlake accounted for approximately 87.8% and 84.3%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2022 and 2021, Westlake accounted for approximately 83.2% and 80.1%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2022	December 31, 2021
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Total debt	$399,674	$399,674
On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the Amended and Restated Senior Unsecured Revolving Credit Agreement (as so amended, the "OpCo Revolver"). Prior to the OpCo Revolver Amendment, the OpCo Revolver bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver from September 25, 2023 to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of September 30, 2022, outstanding borrowings under the OpCo Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment.
On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the Senior Unsecured Revolving Credit Agreement (the "MLP Revolver"). Prior to the MLP Revolver Amendment, the MLP Revolver bore interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR were no longer available, (b) the Alternate Base Rate plus 1.0%. The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver from March 19, 2023 to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of September 30, 2022, outstanding borrowings under the MLP Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment.
The weighted average interest rate on all debt was 3.4% and 2.1% at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's debt at September 30, 2022 and December 31, 2021 are summarized in the table below. The Partnership's debt includes the OpCo Revolver and the MLP Revolver at September 30, 2022. The fair value of debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's debt include the selection of an appropriate discount rate.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,169	$22,619	$23,276
MLP Revolver	377,055	382,278	377,055	383,574
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $22,615 and $60,895 at September 30, 2022 and December 31, 2021, respectively. Accrued maintenance expense and accrued taxes, which are components of accrued and other liabilities, were $6,128 and $5,462, respectively, at September 30, 2022 and $5,597 and $2,264, respectively, at December 31, 2021. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $7,654 and $10,517 at September 30, 2022 and 2021, respectively.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, we recognize buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. In the event Westlake purchases less than its annual commitment, we recognize buyer deficiency fees representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year.
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
On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the Senior Unsecured Revolving Credit Agreement (the "MLP Revolver"). The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver to July 12, 2027 and provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue
Net sales—Westlake	$364,273	$247,887	$1,020,042	$708,646
Net co-products, ethylene and other sales—third parties	50,850	46,079	206,266	175,756
Total net sales	415,123	293,966	1,226,308	884,402
Cost of sales	324,629	218,038	947,073	589,746
Gross profit	90,494	75,928	279,235	294,656
Selling, general and administrative expenses	8,678	7,792	26,824	24,734
Income from operations	81,816	68,136	252,411	269,922
Other income (expense)
Interest expense—Westlake	(3,645)	(2,190)	(8,703)	(6,650)
Other income, net	618	24	683	52
Income before income taxes	78,789	65,970	244,391	263,324
Income tax provision (benefit)	484	(105)	822	333
Net income	78,305	66,075	243,569	262,991
Less: Net income attributable to noncontrolling interest in OpCo	63,548	53,285	196,180	209,956
Net income attributable to Westlake Chemical Partners LP	$14,757	$12,790	$47,389	$53,035
MLP distributable cash flow (1)	$16,734	$12,977	$55,609	$54,760
EBITDA (2)	$111,825	$94,746	$344,776	$352,804
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales prices and volume percentage change from prior-year period	+24.5%	+13.4%	+28.4%	+12.1%

			Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			+102.8%	+107.1%
Feedstock (Ethane)			+58.0%	+81.7%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$115,495	$99,459	$341,162	$386,577
Loss from disposition of property, plant and equipment	(958)	(372)	(4,388)	(1,763)
Changes in operating assets and liabilities and other	(36,232)	(33,012)	(93,205)	(121,823)
Net income	78,305	66,075	243,569	262,991
Add:
Depreciation, amortization and disposition of property, plant and equipment	30,349	26,958	96,070	84,590
Less:
Contribution to turnaround reserves	(7,323)	(10,795)	(21,811)	(35,590)
Maintenance capital expenditures	(14,348)	(15,346)	(38,172)	(41,433)
Distributable cash flow attributable to noncontrolling interest in OpCo	(70,249)	(53,915)	(224,047)	(215,798)
MLP distributable cash flow	$16,734	$12,977	$55,609	$54,760
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$115,495	$99,459	$341,162	$386,577
Loss from disposition of property, plant and equipment	(958)	(372)	(4,388)	(1,763)
Changes in operating assets and liabilities and other	(36,232)	(33,012)	(93,205)	(121,823)
Net income	78,305	66,075	243,569	262,991
Less:
Other income, net	618	24	683	52
Interest expense	(3,645)	(2,190)	(8,703)	(6,650)
Income tax benefit (provision)	(484)	105	(822)	(333)
Income from operations	81,816	68,136	252,411	269,922
Add:
Depreciation and amortization	29,391	26,586	91,682	82,830
Other income, net	618	24	683	52
EBITDA	$111,825	$94,746	$344,776	$352,804

Summary
For the quarter ended September 30, 2022, net income was $78.3 million on net sales of $415.1 million. This represents an increase in net income of $12.2 million as compared to net income of $66.1 million on net sales of $294.0 million for the quarter ended September 30, 2021. Net income attributable to the Partnership for the third quarter of 2022 was $14.8 million as compared to $12.8 million for the third quarter of 2021, an increase of $2.0 million. Income from operations was $81.8 million for the third quarter of 2022 as compared to $68.1 million for the third quarter of 2021. Net income, net income attributable to the Partnership and operating income for the third quarter of 2022 as compared to the third quarter of 2021 were higher primarily due to higher ethylene sales prices and volumes to Westlake per the terms of the Ethylene Sales Agreement, higher co-products sales prices and volumes, and a buyer deficiency fee of $13.9 million recognized during the third quarter of 2022 resulting from lower planned ethylene offtake by Westlake, partially offset by higher ethane feedstock costs and natural gas prices. Net sales for the third quarter of 2022 increased by $121.1 million as compared to net sales for the third quarter of 2021, mainly due to higher production during the third quarter of 2022 following the Petro 2 turnaround activities that occurred in the third quarter of 2021, resulting in higher sales volumes for co-products and ethylene sold to Westlake, higher ethylene sales prices to Westlake, and the $13.9 million buyer deficiency fee recognized during the third quarter of 2022.
For the nine months ended September 30, 2022, net income was $243.6 million on net sales of $1,226.3 million. This represents a decrease in net income of $19.4 million as compared to net income of $263.0 million on net sales of $884.4 million for the nine months ended September 30, 2021. Net income attributable to the Partnership for the nine months ended September 30, 2022 was $47.4 million as compared to $53.0 million for the nine months ended September 30, 2021, a decrease of $5.6 million. Income from operations was $252.4 million for the nine months ended September 30, 2022 as compared to $269.9 million for the nine months ended September 30, 2021. Net income, net income attributable to the Partnership and operating income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 were lower primarily due to increased ethane feedstock costs and natural gas prices and lower ethylene sales prices and volumes to third parties, partially offset by higher ethylene sales prices and volumes to Westlake per the terms of the Ethylene Sales Agreement and higher co-products sales prices and volumes. A buyer deficiency fee of $13.9 million was recognized in the nine months ended September 30, 2022 as compared to a buyer deficiency and Shortfall of $21.5 million in the nine months ended September 30, 2021. Net sales for the nine months ended September 30, 2022 increased by $341.9 million as compared to net sales for the nine months ended September 30, 2021, mainly due to higher co-products sales prices and volumes and higher ethylene sales prices and volumes to Westlake per the terms of the Ethylene Sales Agreement, partially offset by lower ethylene sales prices and volumes to third parties and the larger buyer deficiency fee and Shortfall recognized during the nine months ended September 30, 2021 as compared to the buyer deficiency fee recognized during the nine months ended September 30, 2022.
RESULTS OF OPERATIONS
Third Quarter 2022 Compared with Third Quarter 2021
Net Sales. Total net sales increased by $121.1 million, or 41.2%, to $415.1 million in the third quarter of 2022 from $294.0 million in the third quarter of 2021. The increase in net sales in the third quarter of 2022 was primarily due to higher sales prices and volumes for ethylene sold to Westlake and co-products driven by increased production during the third quarter of 2022 compared to the third quarter of 2021 due to the Petro 2 turnaround activities that occurred in the third quarter of 2021 and the buyer deficiency fee recognized during the third quarter of 2022. The average sales price in the third quarter of 2022 increased by 24.5%, primarily due to higher ethylene sales prices to Westlake and co-products sales prices. The average sales volume in the third quarter of 2022 increased by 13.4%, primarily due to higher production resulting in increased sales volumes to Westlake and increased co-products sales volumes as compared to the third quarter of 2021.
Gross Profit. Gross profit increased to $90.5 million in the third quarter of 2022 from $75.9 million in the third quarter of 2021. The gross profit margin in the third quarter of 2022 was 21.8%, as compared to 25.8% for the third quarter of 2021. The increase in gross profit was primarily due to higher ethylene sales prices and volumes sold to Westlake and higher co-products sales prices and volumes in the third quarter of 2022 compared to the third quarter of 2021, partially offset by higher ethane feedstock costs and natural gas prices. The third quarter 2022 gross profit margin was lower than the third quarter of 2021 mainly due to higher ethane feedstock costs and natural gas prices, partially offset by higher sales prices and volumes for co-products and ethylene sold to Westlake in the third quarter of 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or 11.5%, to $8.7 million in the third quarter of 2022 as compared to $7.8 million in the third quarter of 2021. The increase in the third quarter of 2022 was mainly attributable to an increase in the provision for doubtful accounts as compared to the third quarter of 2021.

Interest Expense. Interest expense of $3.6 million in the third quarter of 2022 increased from $2.2 million in the third quarter 2021 due to a higher average interest rate on debt compared to the third quarter of 2021.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $3.7 million to $16.7 million in the third quarter of 2022 from $13.0 million in the third quarter of 2021. The increase in the third quarter of 2022, as compared to the prior-year period, was primarily attributable to increased earnings at OpCo, as well as decreased turnaround reserves and maintenance expense.
EBITDA. EBITDA increased by $17.1 million to $111.8 million in the third quarter of 2022 from $94.7 million in the third quarter of 2021. The increase was primarily due to higher ethylene sales prices and volumes sold to Westlake, higher co-products sales prices and volumes and the buyer deficiency fee recognized during the third quarter of 2022, partially offset by higher ethane feedstock costs and natural gas prices.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net Sales. Total net sales increased by $341.9 million, or 38.7%, to $1,226.3 million in the nine months ended September 30, 2022 from $884.4 million in the nine months ended September 30, 2021. The increase in net sales in the nine months ended September 30, 2022 was primarily due to higher co-products sales prices and volumes and higher ethylene sales prices and volumes to Westlake, partially offset by lower ethylene sales prices and volumes to third parties. In addition, the buyer deficiency fee of $13.9 million during the nine months ended September 30, 2022 was lower than the buyer deficiency fee and Shortfall of $21.5 million recognized during the nine months ended September 30, 2021. The average sales price in the nine months ended September 30, 2022 increased by 28.4% compared to the nine months ended September 30, 2021, primarily due to higher co-products and ethylene sales prices to Westlake, partially offset by lower ethylene sales prices to third parties. The average sales volume increased by 12.1% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in sales volumes for the nine months ended September 30, 2022 was primarily due to higher production resulting in increased co-products and ethylene sales volumes to Westlake, partially offset by lower ethylene sales volumes to third parties.
Gross Profit. Gross profit decreased to $279.2 million for the nine months ended September 30, 2022 from $294.7 million for the nine months ended September 30, 2021. The gross profit margin in the nine months ended September 30, 2022 was 22.8%, as compared to 33.3% for the nine months ended September 30, 2021. The nine months ended September 30, 2022 gross profit margin was lower mainly due to increased ethane feedstock costs and natural gas prices, lower third party ethylene sales prices and volumes and the larger buyer deficiency fee and Shortfall recognized during the nine months ended September 30, 2021, partially offset by higher sales prices and volumes for co-products and ethylene sold to Westlake compared to the nine months ended September 30, 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million, or 8.5%, to $26.8 million in the nine months ended September 30, 2022 as compared to $24.7 million in the nine months ended September 30, 2021. The increase in the nine months ended September 30, 2022 was mainly attributable to a higher provision for doubtful accounts, partially offset by a decrease in service costs as compared to the nine months ended September 30, 2021.
Interest Expense. Interest expense increased by $2.0 million to $8.7 million in the nine months ended September 30, 2022 from $6.7 million in the nine months ended September 30, 2021, due to a higher average interest rate on debt.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $0.8 million to $55.6 million in the nine months ended September 30, 2022 from $54.8 million in the nine months ended September 30, 2021. The increase in the nine months ended September 30, 2022, as compared to the prior-year period, was primarily attributable to decreased turnaround reserves and maintenance expense, partially offset by lower earnings at OpCo.
EBITDA. EBITDA decreased by $8.0 million to $344.8 million in the nine months ended September 30, 2022 from $352.8 million in the nine months ended September 30, 2021. The decrease, as compared to the prior-year period, was primarily due to higher ethane feedstock costs and natural gas prices for third party sales, lower ethylene sales prices and volumes to third parties, and the larger buyer deficiency fee and Shortfall recognized during the nine months ended September 30, 2021, partially offset by higher sales prices and volumes for co-products and ethylene sold to Westlake in the nine months ended September 30, 2022.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
Operating Activities
Operating activities provided cash of $341.2 million in the first nine months of 2022 compared to cash provided by operating activities of $386.6 million in the first nine months of 2021. The $45.4 million decrease in cash flows from operating activities was mainly due to a decrease in cash provided by working capital during the nine months ended September 30, 2022 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $2.3 million in the first nine months of 2022 as compared to $57.3 million of cash provided in the first nine months of 2021, resulting in an overall unfavorable change of $55.0 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in accounts payable and accrued and other liabilities due to the timing of payment of accruals related to the Petro 2 turnaround activities in 2021, as well as accounts receivable—third parties due to higher sales in the nine months ended September 30, 2022 since our Petro 2 turnaround in the second half of 2021. These changes were partially offset by a favorable change in accounts receivable—Westlake due to the collection of the 2021 buyer deficiency fee and a portion of the 2021 Shortfall during the first nine months of 2022.
Investing Activities
Net cash used for investing activities during the first nine months of 2022 was $74.5 million as compared to net cash used for investing activities of $111.4 million in the first nine months of 2021. The $36.9 million decrease in net cash used for investing activities was mainly due to decreased net cash used under the Investment Management Agreement, partially offset by increased capital expenditures in the first nine months of 2022, as compared to the prior-year period. Capital expenditures during the first nine months of 2022 and 2021 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during the first nine months of 2022 was $264.3 million as compared to net cash used for financing activities of $273.7 million in the first nine months of 2021. The outflows during the first nine months of 2022 were related to distributions of $214.5 million to Westlake and of $49.8 million to other unitholders by the Partnership. The cash outflows during the first nine months of 2021 were related to distributions of $223.9 million to Westlake and of $49.8 million to other unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2022.
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
On October 31, 2022, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on November 28, 2022 to unitholders of record as of November 10, 2022, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on September 30, 2022. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. Total capital expenditures for the nine months ended September 30, 2022 and 2021 were $45.5 million and $38.5 million, respectively. No such funding was required by OpCo during the nine months ended September 30, 2022 and 2021. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2022, our cash and cash equivalents totaled $19.5 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for a term of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $135.9 million of cash invested under the Investment Management Agreement at September 30, 2022.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018, March 2020 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of September 30, 2022, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with the SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.0 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2022, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
•general economic and business conditions, including inflation, interest rates and recession;
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
•uncertainties associated with climate change;
•the potential impact on demand for ethylene due to initiatives such as recycling and customers seeking alternatives to polymers;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at September 30, 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2022, we had total variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of September 30, 2022 was 3.4%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver, based on the September 30, 2022 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Potential Flare Modifications. For several years, the Environmental Protection Agency ("EPA") has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA, which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA notified Westlake that it believes that some of the flares are out of compliance with applicable standards. In June 2022, the Department of Justice announced that Westlake, the EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree requires Westlake to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a penalty of $1 million. Implementation of the requirements under the decree is estimated to cost approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units we are required to install at our Calvert City and Lake Charles facilities. The capital expenditures and other costs required to comply with the consent decree have either been incurred in 2021 or will be incurred over the course of 2022 and 2023. The 30-day federal public comment period for the consent decree has concluded, as well as the public comment period for the states. When the court enters the consent decree, it will become effective. As discussed above, Westlake is expected to fully indemnify us for such costs.
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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 3, 2022	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 3, 2022	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)