Form 10-K
period 2022-12-31
Westlake Chemical Partners LP
filed 2023-03-01
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2022, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2022 of $24.91 on the New York Stock Exchange, was approximately $482.6 million. Common units held by executive officers and directors of the registrant's general partner and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed the directors and executive officers of its general partner and those of its affiliates to be affiliates.
The registrant had 35,221,868 common units outstanding as of February 22, 2023.

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
i

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described in "Part 1. Item 1A. Risk Factors" of this report and the following:
•general economic and business conditions, including inflation, interest rates and possible recession;
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

Industry and Market Data
Industry and market data used throughout this report were obtained through internal research, surveys and studies conducted by unrelated third parties and publicly available industry and general publications. We have not independently verified market and industry data from external sources. While we believe internal partnership estimates are reliable and market definitions are appropriate, neither such estimates nor these definitions have been verified by any independent sources.
ii

Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2022. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
iii

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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2022, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
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
The following simplified diagram depicts our organizational structure as of December 31, 2022:

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
Ethylene Production Facilities
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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2022:

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
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in purchases by Westlake are rebated to Westlake. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years.
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
Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, the Partnership recognizes buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. In the event Westlake purchases less than its annual commitment, we recognize buyer deficiency fees representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year in which the force majeure event occurred.
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
Site Lease Agreements
OpCo and Westlake are parties to two 50-year site lease agreements (the "Site Leases"). Under the Site Leases, OpCo leases the real property underlying Calvert City Olefins and Lake Charles Olefins and is granted certain use and access rights related thereto, for a base rental amount of $1 per year per site. Each of the Site Leases is terminable by the lessor upon the occurrence of certain events of default or by OpCo if Calvert City Olefins or Lake Charles Olefins, as applicable, is destroyed by casualty. Pursuant to the Site Leases, Westlake has the right to restore and repurchase the units for fair market value if OpCo fails to expeditiously restore Calvert City Olefins or Lake Charles Olefins, as applicable, following a casualty loss. Subject to the foregoing repurchase right, OpCo may remove its ethylene production facilities and other related improvements for up to one year after expiration or termination of the applicable Site Lease, so long as such removal can be accomplished without material damage or harm to Westlake's property or operations and provided that any assets that are not timely removed by OpCo will be deemed to have been surrendered to Westlake.
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
Exchange Agreement
OpCo and Westlake are parties to an exchange agreement, which had an initial term through August 1, 2015 and continues on an annual basis unless and until terminated by either party. Under the exchange agreement, OpCo may require Westlake to deliver up to 200 million pounds of ethylene for OpCo per year from the Site Leases to an ethylene hub in Mont Belvieu, Texas, for which OpCo would be required to pay Westlake an exchange fee of $0.006 per pound.
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

Investment Management Agreement
On August 1, 2017, we, OpCo and Westlake executed an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
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
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2022, OpCo incurred capital expenditures of $1.8 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $3.4 million in 2023 and $3.2 million in 2024, respectively, related to environmental compliance. Additionally, in 2023 and 2024, capital expenditures of approximately $41.5 million and $9.1 million, respectively, are expected to be paid in connection with corrective actions required by the Environmental Protection Agency (the "EPA") to resolve the flare enforcement matter discussed below. Pursuant to the Omnibus Agreement, Westlake has paid and will continue to pay for all such corrective actions. See "Business—Our Agreements with Westlake—Omnibus Agreement." We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Under the Ethylene Sales Agreement, we may be entitled to charge Westlake a monthly surcharge as a result of complying with certain changes in law occurring after our IPO. See "Business—Our Agreements with Westlake—Ethylene Sales Agreement." Although we cannot predict with certainty future expenditures, management believes that our current spending trends for environmental compliance will continue.
Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA, which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA informed Westlake that the information provided led it to believe that some of the flares were out of compliance with applicable standards. In June 2022, the Department of Justice announced that certain subsidiaries of Westlake, including OpCo, the EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree requires OpCo and other Westlake subsidiaries to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a civil penalty of $1 million. Implementation of the requirements under the decree is estimated to cost approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units that are required to be installed at our Calvert City and Lake Charles facilities. The capital expenditures and other costs required to comply with the consent decree have either been incurred in 2021 and 2022 or will be incurred over the course of 2023 and 2024. The consent decree was entered by the court and became effective in October 2022. Westlake has paid all penalties required under the consent decree and has planned, budgeted for and scheduled all compliance requirements going forward. As discussed above, Westlake is expected to fully indemnify us for such costs. While the final consent decree does provide for stipulated penalties if certain requirements are not met, we do not believe that any stipulated penalties, if incurred and assessed, will have a material adverse effect on our financial condition, results of operations or cash flows.
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
Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" below.

Human Capital
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities, and we sometimes refer to these individuals, for drafting convenience only, as our employees because they provide services directly to us. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2022, 148 employees were seconded to OpCo. Of these, 25 are covered by collective bargaining agreements that expire on November 1, 2024. There have been no strikes, lockouts or work stoppages at OpCo's facilities. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive. Westlake is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business.
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

Risk Factor Summary
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
•Our operations and assets are subject to climate-related risks and uncertainties.
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
Tax Risks
•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service ("IRS") treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder's share of our taxable income may be increased as a result of the IRS successfully contesting any of the U.S. federal income tax positions we take.
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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, lower prices of crude oil, such as the prices experienced from the third quarter of 2014 through 2020 led to a reduction in the cost advantage for natural gas liquids-based ethylene derivatives in North America, such as Westlake's, as compared to naphtha-based ethylene derivatives. As a result, Westlake's margins and cash flows were negatively impacted. If Westlake were unable to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The level of payments made by Westlake will depend upon its ability to pay its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of production at Westlake's other facilities. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution, which will fluctuate from quarter to quarter based on the following factors, some of which are beyond our control:
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
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could materially adversely affect Westlake's business, financial condition and results of operations. The COVID-19 pandemic at its peak resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. There were widespread adverse impacts on the global economy, many of Westlake's facilities and its employees, customers and suppliers. We have also encountered supply chain constraints and disruptions and workforce availability issues as a result of COVID-19 related actions and vaccination requirements.
At the peak of the COVID-19 pandemic, Westlake, which provides us operating services, modified certain business practices (including those related to employee travel, employee work locations and employee work practices), to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. The ultimate extent of the impact of COVID-19 on Westlake's business, financial condition and results of operations will depend largely on future developments, including the resurgence and duration of COVID-19, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide, all of which are highly uncertain and cannot be predicted with certainty at this time.
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
•storage tank leaks;
•other environmental risks; and

•terrorist attacks.
All of these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown of operations over an extended period at any one of our three major operating facilities would have a material adverse effect on us. We maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
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
Our operations and assets are subject to climate-related risks and uncertainties.
We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns and variability in weather patterns, which can disrupt our operations as well as those of our customers, partners and suppliers. Climate change may result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards that pose a risk to OpCo's facilities, particularly those in Louisiana. The transition to lower greenhouse gas emissions technology, the effects of carbon pricing, changes in public sentiment, regulations, taxes, public mandates or requirements, increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans may increase costs to maintain or resume our operations, which could in turn negatively impact our business and results of operations.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 22, 2023, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake, at its current ownership levels, the ability to prevent the removal of our general partner.
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

Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the Internal Revenue Service ("IRS"), were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.
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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
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
If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our unitholders.
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
Unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
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
From time to time, in connection with an offering of our common units, we may state an estimate of the ratio of U.S. federal taxable income to cash distributions that a purchaser of common units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other common units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of common units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. In the case of taxable years beginning on or after January 1, 2022, our adjusted taxable income is computed by taking into account any deduction allowable for depreciation, amortization, or depletion.
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
In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. Due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, the Treasury Regulations provide that the "amount realized" on a transfer of an interest in a publicly-traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly-traded partnership's liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor's broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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
We currently own property and conduct business in a number of states, most of which currently impose a personal income tax on individuals, and most of which also impose an income or similar tax on corporations and certain other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose similar taxes. It is our unitholders' responsibility to file all U.S. federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our properties is contained in "Item 1. Business—OpCo's Assets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to periodic lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussions of our environmental matters contained in "Item 1. Business—Environmental" and "Note 16—Commitments and Contingencies", to the consolidated financial statements within this report. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, under the Omnibus Agreement, Westlake agreed to indemnify OpCo for certain environmental liabilities arising out of or occurring before the closing date of the IPO.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 22, 2023, based upon information received from our transfer agent, there were four holders of record of our common units.
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

Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2022 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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
We are a Delaware limited partnership formed by Westlake to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, we closed our initial public offering (the "IPO") of 12,937,500 common units. In connection with the IPO, we acquired a 10.6% interest in OpCo and a 100% interest in OpCo GP, which is the general partner of OpCo. On April 29, 2015, we purchased an additional 2.7% newly-issued limited partner interest in OpCo, resulting in an aggregate 13.3% limited partner interest in OpCo effective April 1, 2015. The 12,686,115 subordinated units of the Partnership, all of which were previously owned by Westlake, were converted into common units of the Partnership on August 30, 2017. On September 29, 2017, we completed a secondary public offering of 5,175,000 common units and purchased an additional 5.0% newly-issued limited partner interest in OpCo, resulting in an aggregate 18.3% limited partner interest in OpCo effective July 1, 2017. On March 29, 2019, we completed a private placement of 2,940,818 common units and used the net proceeds to purchase an additional 4.5% interest in OpCo, effective January 1, 2019, resulting in us owning an aggregate 22.8% limited partner interest in OpCo.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2022, all third-party ethylene and associated co-products sales generated 15.7% of our total revenues.
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
MLP distributable cash flow is not a substitute for the GAAP measures of net income and net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA is not a substitute for the GAAP measures of net income, income from operations and net cash provided by operating activities. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes. Reconciliations for each of MLP distributable cash flow and EBITDA are included in the "—Results of Operations" section below.

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
We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the ethylene consumption patterns of third-party purchasers. Demand for ethylene exhibits cyclical commodity characteristics as margins earned on ethylene derivative products are influenced by changes in the balance between supply and demand, the resulting operating rates and general economic activity. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing, our ability to execute our growth strategy in our areas of operation will depend, in part, on the demand for ethylene derivatives in the geographical areas served by our ethylene production facilities.
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
On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the Senior Unsecured Revolving Credit Agreement (the "MLP Revolver"). The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$1,342,910	$1,026,586	$888,245
Net co-products, ethylene and other sales—third parties	250,237	188,272	78,425
Total net sales	1,593,147	1,214,858	966,670
Gross profit	377,365	441,706	378,883
Selling, general and administrative expenses	29,678	31,018	25,895
Income from operations	347,687	410,688	352,988
Other income (expense)
Interest expense—Westlake	(13,407)	(8,816)	(12,038)
Other income, net	1,566	62	733
Income before income taxes	335,846	401,934	341,683
Provision for income taxes	1,017	549	564
Net income	334,829	401,385	341,119
Less: Net income attributable to noncontrolling interest in OpCo	270,656	318,838	274,952
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$64,173	$82,547	$66,167
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.82	$2.34	$1.88
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,095,106	21,084,103	21,073,041
Common units—Westlake	14,122,230	14,122,230	14,122,230
MLP distributable cash flow (1)	$75,870	$70,057	$71,983
EBITDA (1)	$470,327	$519,564	$456,875

	Year Ended December 31,
	2022		2021
	Average Sales Price	Volume	Average Sales Price	Volume
Product sales price and volume percentage change from prior year	+20.3%	+21.8%	+26.8%	-3.6%

			Year Ended December 31,
			2022	2021
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			+67%	+86%
Feedstock (Ethane)			+56%	+63%

______________________________
(1)See above for discussions on non-GAAP financial measures. Reconciliations for each of MLP distributable cash flow and EBITDA are included below.

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$463,736	$408,439	$373,397
Loss from disposition of property, plant and equipment	(4,707)	(4,198)	(1,000)
Changes in operating assets and liabilities and other	(124,200)	(2,856)	(31,278)
Net income	334,829	401,385	341,119
Add:
Depreciation, amortization and disposition of property, plant and equipment	125,781	113,032	104,154
Mark-to-market adjustment gain on derivative contracts	—	—	(1,340)
Less:
Contribution to turnaround reserves	(29,175)	(80,090)	(39,937)
Maintenance capital expenditures	(45,249)	(87,783)	(37,343)
Distributable cash flow attributable to noncontrolling interest in OpCo	(310,316)	(276,487)	(294,670)
MLP distributable cash flow	$75,870	$70,057	$71,983

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$463,736	$408,439	$373,397
Loss from disposition of property, plant and equipment	(4,707)	(4,198)	(1,000)
Changes in operating assets and liabilities and other	(124,200)	(2,856)	(31,278)
Net income	334,829	401,385	341,119
Less:
Other income, net	1,566	62	733
Interest expense—Westlake	(13,407)	(8,816)	(12,038)
Provision for income taxes	(1,017)	(549)	(564)
Income from operations	347,687	410,688	352,988
Add:
Depreciation and amortization	121,074	108,814	103,154
Other income, net	1,566	62	733
EBITDA	$470,327	$519,564	$456,875

Summary
For the year ended December 31, 2022, net income was $334.8 million on net sales of $1,593.1 million. This represents a decrease in net income of $66.6 million as compared to net income of $401.4 million on net sales of $1,214.9 million for the year ended December 31, 2021. Net income attributable to the Partnership in 2022 was $64.2 million as compared to $82.5 million in 2021, a decrease of $18.3 million. Income from operations was $347.7 million for 2022, as compared to $410.7 million for 2021. The decrease in income from operations, as well as net income and net income attributable to the Partnership, was primarily due to increased ethane feedstock costs and natural gas prices, lower ethylene sales prices to third parties and a decrease in the buyer deficiency fee and Shortfall in 2022 as compared to 2021. The buyer deficiency fee was $23.8 million in 2022 as compared to a buyer deficiency fee and Shortfall of $110.3 million in 2021. These decreases were partially offset by higher ethylene sales prices and volumes to Westlake pursuant to the terms of the Ethylene Sales Agreement and higher co-products sales prices and volumes in 2022. The higher production in 2022 as compared to 2021 was due to OpCo's Petro 2 turnaround and the force majeure events in 2021. Net sales for 2022 increased by $378.2 million as compared to 2021 mainly due to higher co-products sales prices and volumes and higher ethylene sales prices due to higher ethane feedstock costs and natural gas prices and volumes to Westlake pursuant to the terms of the Ethylene Sales Agreement, partially offset by lower ethylene sales prices to third parties and the smaller buyer deficiency fee recognized in 2022 as compared to the buyer deficiency fee and Shortfall recognized in 2021.
2022 Compared with 2021
Net Sales. Net sales increased by $378.2 million, or 31.1%, to $1,593.1 million in 2022 from $1,214.9 million in 2021. The increase in net sales in 2022 was primarily due to higher co-products sales prices and volumes and higher ethylene sales prices due to higher ethane feedstock costs and natural gas prices and volumes to Westlake, partially offset by lower ethylene sales prices to third parties. In addition, the buyer deficiency fee of $23.8 million recognized in 2022 was lower than the buyer deficiency fee and Shortfall of $110.3 million recognized in 2021. The higher average sales prices in 2022 contributed to a 20.3% increase in net sales compared to 2021. The higher sales volumes during 2022 contributed to an increase in net sales of 21.8% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in sales volume during 2022 was primarily due to higher production resulting in increased co-products sales volumes as well as higher ethylene sales volumes to Westlake.
Gross Profit. Gross profit was $377.4 million in 2022, as compared to gross profit of $441.7 million in 2021. The gross profit margin was 23.7% in 2022 as compared to 36.4% in 2021. The decreased gross profit margin in 2022 was primarily due to increased ethane feedstock costs and natural gas prices, lower third party ethylene sales prices and the larger buyer deficiency fee and Shortfall recognized during 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.3 million, or 4.2%, to $29.7 million in 2022 from $31.0 million in 2021. The decrease in 2022, as compared to 2021, was mainly attributable to lower service costs.
Interest Expense—Westlake. Interest expense increased by $4.6 million to $13.4 million in 2022 from $8.8 million in 2021, largely due to a higher interest rate on debt owed to Westlake.
Other Income, net. Other income, net increased by $1.5 million to $1.6 million in 2022 from $0.1 million in 2021, primarily due to an increase in interest income earned under the Investment Management Agreement.
Provision for Income Taxes. Provision for income taxes was $1.0 million in 2022 as compared to $0.5 million in 2021.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $5.8 million to $75.9 million in 2022 from $70.1 million in 2021. The increase in MLP distributable cash flow was primarily a result of decreased turnaround reserves and maintenance capital expenditures, partially offset by lower earnings at OpCo.
EBITDA. EBITDA decreased by $49.3 million to $470.3 million in 2022 from EBITDA of $519.6 million in 2021. The decreased EBITDA, as compared to the prior year, was primarily due to increased ethane feedstock costs and natural gas prices, lower ethylene sales prices to third parties, and a decrease in the buyer deficiency fee and Shortfall in 2022 compared to 2021, partially offset by higher ethylene sales to Westlake and higher co-products sales in 2022.

2021 Compared with 2020
Net Sales. Net sales increased by $248.2 million, or 25.7%, to $1,214.9 million in 2021 from $966.7 million in 2020. The increase in net sales in 2021 was primarily due to the higher sales price to third parties and Westlake pursuant to the terms of the Ethylene Sales Agreement and the buyer deficiency fee and Shortfall of $110.3 million recognized in 2021 as compared to $69.6 million in 2020, partially offset by lower production during the year, mainly due to the force majeure events occurring in 2021. The average sales prices in 2021 contributed to a 26.8% increase in net sales, compared to 2020. The lower sales volumes during 2021 contributed to a decrease in net sales of 3.6% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in sales volume during 2021 was primarily due to OpCo's Petro 2 turnaround and the force majeure events in 2021.
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
Interest Expense—Westlake. Interest expense decreased by $3.2 million to $8.8 million in 2021 from $12.0 million in 2020, largely due to a lower average interest rate on debt owed to Westlake.
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
Cash Flows
Operating Activities
Operating activities provided cash of $463.7 million in 2022 as compared to cash provided by operating activities of $408.4 million in 2021. The $55.3 million increase in cash flows from operating activities was mainly due to OpCo's Petro 2 facility turnaround activities in 2021, partially offset by a decrease in net income and in cash provided by working capital. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $9.5 million in 2022 as compared to $25.6 million of cash provided in 2021, resulting in an unfavorable change of $16.1 million. This change in 2022 as compared to 2021 was primarily due to decreases in accounts payable—third parties and accrued and other liabilities due to the 2022 payment of 2021 accruals related to the Petro 2 turnaround activities that occurred in 2021, as well as increases in accounts receivable—third parties due to higher sales in 2022 resulting from the Petro 2 turnaround in the second half of 2021. These unfavorable changes were partially offset by a favorable change in net accounts receivable—Westlake due to the collections of the 2021 buyer deficiency fee and a significant portion of the 2021 Shortfall during 2022.

Operating activities provided cash of $408.4 million in 2021 as compared to cash provided by operating activities of $373.4 million in 2020. The $35.0 million increase in cash flows from operating activities was mainly due to increase in net income and in cash provided by working capital, partially offset by OpCo's Petro 2 facility turnaround activities during 2021 as compared to 2020. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $25.6 million in 2021 as compared to $67.9 million of cash used in 2020, resulting in an overall favorable change of $93.5 million. This change in 2021 as compared to 2020 was due to changes in receivable due from Westlake resulting from the buyer deficiency fee and Shortfall recognized in 2021 as compared to 2020 and favorable changes in third party accounts payable and accrued and other liabilities due to the timing of payments related to the turnaround costs and capital expenditures. These favorable changes were partially offset by an unfavorable change related to turnaround costs incurred during 2021.
Investing Activities
Net cash used for investing activities during 2022 was $12.0 million as compared to net cash used for investing activities of $64.3 million in 2021. The $52.3 million decrease in cash used for investing activities was mainly due to maturities of investments under the Investment Management Agreement in 2022 as compared to 2021. During 2022, we invested $319.9 million with Westlake, and $362.0 million of such investments matured. Capital expenditures were $54.1 million in 2022 as compared to $81.2 million in 2021. Capital expenditures in 2022 were lower than in 2021 primarily due to OpCo's Petro 2 turnaround in 2021. Remaining capital expenditures during 2022 and 2021 were related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Net cash used for investing activities during 2021 was $64.3 million as compared to net cash provided by investing activities of $2.0 million in 2020, mainly due to increased additions to property, plant, and equipment, partially offset by maturities of investments under the Investment Management Agreement in 2021, as compared to 2020. During 2021, we invested $276.0 million with Westlake, and $293.0 million of such investments matured. Capital expenditures were $81.2 million in 2021 as compared to $37.0 million in 2020. The higher capital expenditure in 2021 was primarily associated with OpCo's Petro 2 turnaround. Remaining capital expenditures during 2021 and 2020 were related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during 2022 was $404.0 million as compared to net cash used for financing activities of $344.2 million in 2021. The cash outflows during 2022 were related to distributions of $337.6 million to Westlake and of $66.4 million to other unitholders by the Partnership.
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
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, including the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of December 31, 2022.
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
We, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, cash invested with Westlake earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo.
On January 23, 2023, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 16, 2023 to unitholders of record on February 2, 2023, which equates to approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on December 31, 2022. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during 2022, 2021 or 2020. Total capital expenditures for the years ended December 31, 2022, 2021 and 2020 were $54.1 million, $81.2 million, and $37.0 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2022, our cash and cash equivalents totaled $64.8 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash on hand, if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. The Partnership had $65.0 million of cash invested under the Investment Management Agreement at December 31, 2022.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2022, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with the SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2022, the outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
Contractual Obligations and Commercial Commitments
The Partnership's material cash requirements for contractual obligations and commercial commitments in the near term (next 12 months) and the long-term period (2024 and thereafter) include repayment of long-term debt, interest payments and purchase obligations.
Debt Obligations and Interest Payments. As of December 31, 2022, we had $19.2 million of debt related interest expense due within the near term, and debt obligations of $399.7 million and related interest expense of $67.8 million due over the long-term period, respectively. All $399.7 million of our outstanding debt matures in 2027. See Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further information on our debt obligations and the expected timing of future principal and interest payments.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. As of December 31, 2022, we had $27.6 million of enforceable and legally binding purchase commitments due within the near term, and none due over the long-term period. Additionally, we are party to various agreements to purchase goods and services, including the Services and Secondment Agreement, in the ordinary course of our business, as well as various agreements related to our capital projects.
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
Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our more critical accounting estimates include those related to long-lived assets, intangible assets, fair value estimates, goodwill impairment and environmental and legal obligations. Inherent in such estimates are certain key assumptions. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. We believe the following to be our most critical accounting estimates required for the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $121.1 million, $108.8 million and $103.2 million in 2022, 2021 and 2020, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $6.7 million, $131.2 million and $3.7 million in 2022, 2021 and 2020, respectively. Amortization in 2022, 2021 and 2020 of previously deferred turnaround costs was $26.0 million, $16.5 million and $11.8 million, respectively. As of December 31, 2022, deferred turnaround costs, net of accumulated amortization, totaled $127.6 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the audited consolidated financial statements included within this report.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. We record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. We settled all derivatives in 2020 and did not enter into any new derivative arrangements during 2021 or 2022; however, we may enter into derivative arrangements in the future.
Goodwill impairment. Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. At December 31, 2022, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the past acquisition of Westlake's Longview production facilities. We perform our annual impairment assessment in the fourth quarter. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include future sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the quantitative assessment during 2022, and such assessment did not indicate impairment of the goodwill. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. All derivative positions were settled as of December 31, 2020 and we did not enter into any new derivative contracts during 2021 or 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. As of December 31, 2022, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of December 31, 2022 was 4.8%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the December 31, 2022 debt balance.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, the Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2022 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2022 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue from the Ethylene Sales Agreement

As described in Notes 2 and 11 to the consolidated financial statements, the Partnership recognized net sales to Westlake Corporation ("Westlake") of $1,343 million for the year ended December 31, 2022, including a buyer deficiency fee of $24 million. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of Westlake Chemical OpCo LP's ("OpCo") planned ethylene production per year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. The fee for each pound of ethylene purchased by Westlake from OpCo will equal (i) the actual price OpCo pays Westlake to purchase ethane, (ii) plus the actual price OpCo pays Westlake to purchase natural gas, (iii) plus OpCo's estimated operating costs divided by OpCo's planned ethylene production for the year, (iv) plus a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures divided by OpCo's planned ethylene production capacity for the year, (v) less the proceeds received by OpCo from the sale of co-products associated with producing the ethylene purchased by Westlake, (vi) plus a $0.10 per pound margin. The result of the fee structure is that OpCo should generally recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is generally recognized during the period in which the related operating, maintenance or turnaround activities occur and is recoverable from Westlake in the subsequent year. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). In the event Westlake purchases less than its annual commitment, the Partnership recognizes buyer deficiency fees representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. The Partnership has recognized buyer deficiency fees of $24 million during 2022.

The principal considerations for our determination that performing procedures relating to revenue from the Ethylene Sales Agreement is a critical audit matter are the significant audit effort in performing procedures and evaluating the calculation of the fee for each pound of ethylene and the buyer deficiency fee.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy of the fees used to determine revenue from the Ethylene Sales Agreement. These procedures also included, among others, testing the completeness and accuracy of underlying inputs used in the fee for each pound of ethylene purchased by Westlake, buyer deficiency fee and Shortfall calculation, and testing the accuracy of the volume of ethylene purchased by Westlake as part of the Ethylene Sales Agreement.

/s/PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2023

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$64,782	$17,057
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	64,996	106,243
Accounts receivable, net—Westlake	90,965	142,791
Accounts receivable, net—third parties	20,030	5,825
Inventories	4,715	8,898
Prepaid expenses and other current assets	305	396
Total current assets	245,793	281,210
Property, plant and equipment, net	990,213	1,043,539
Goodwill	5,814	5,814
Deferred charges and other assets, net	130,159	150,135
Total assets	$1,371,979	$1,480,698
LIABILITIES
Current liabilities
Accounts payable—Westlake	$34,087	$10,796
Accounts payable—third parties	15,317	35,105
Accrued and other liabilities	17,537	60,895
Total current liabilities	66,941	106,796
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,656	1,530
Total liabilities	468,271	508,000
Commitments and contingencies (Note 16)
EQUITY
Common unitholders—publicly and privately held (21,099,638 and 21,092,186 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	480,643	481,796
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	53,859	54,754
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	291,930	293,978
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	611,778	678,720
Total equity	903,708	972,698
Total liabilities and equity	$1,371,979	$1,480,698
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$1,342,910	$1,026,586	$888,245
Net co-products, ethylene and other sales—third parties	250,237	188,272	78,425
Total net sales	1,593,147	1,214,858	966,670
Cost of sales	1,215,782	773,152	587,787
Gross profit	377,365	441,706	378,883
Selling, general and administrative expenses	29,678	31,018	25,895
Income from operations	347,687	410,688	352,988
Other income (expense)
Interest expense—Westlake	(13,407)	(8,816)	(12,038)
Other income, net	1,566	62	733
Income before income taxes	335,846	401,934	341,683
Provision for income taxes	1,017	549	564
Net income	334,829	401,385	341,119
Less: Net income attributable to noncontrolling interest in OpCo	270,656	318,838	274,952
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$64,173	$82,547	$66,167
Net income attributable to Westlake Chemical Partners LP per limited partner unit (basic and diluted)
Common units	$1.82	$2.34	$1.88
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,095,106	21,084,103	21,073,041
Common units—Westlake	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders - Publicly and Privately Held	Common Unitholder - Westlake	General Partner - Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2019	$471,736	$48,350	$(242,572)	$674,621	$952,135
Net income	39,618	26,549	—	274,952	341,119
Units issued for vested phantom units	81	—	—	—	81
Quarterly distribution to unitholders	(39,734)	(26,629)	—	—	(66,363)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(311,835)	(311,835)
Balances at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	49,435	33,112	—	318,838	401,385
Units issued for vested phantom units	411	—	—	—	411
Quarterly distribution to unitholders	(39,751)	(26,628)	—	—	(66,379)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(277,856)	(277,856)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	38,439	25,734	—	270,656	334,829
Units issued for vested phantom units	190	—	—	—	190
Quarterly distribution to unitholders	(39,782)	(26,629)	—	—	(66,411)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(337,598)	(337,598)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(in thousands of dollars)
Cash flows from operating activities
Net income	$334,829	$401,385	$341,119
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	121,074	108,814	103,154
Loss from disposition of property, plant and equipment	4,707	4,198	1,000
Other losses (gains), net	356	(276)	(269)
Changes in operating assets and liabilities
Accounts receivable—third parties	(14,435)	5,468	(953)
Net accounts receivable—Westlake	74,197	(31,756)	(71,975)
Inventories	4,183	(5,424)	(990)
Prepaid expenses and other current assets	91	(4)	78
Accounts payable—third parties	(17,001)	19,782	4,247
Accrued and other liabilities	(37,533)	37,574	1,672
Other, net	(6,732)	(131,322)	(3,686)
Net cash provided by operating activities	463,736	408,439	373,397
Cash flows from investing activities
Additions to property, plant and equipment	(54,118)	(81,171)	(36,968)
Investments with Westlake under the Investment Management Agreement	(319,884)	(276,000)	(349,000)
Maturities of investments with Westlake under the Investment Management Agreement	362,000	293,000	388,000
Other	—	(130)	—
Net cash provided by (used for) investing activities	(12,002)	(64,301)	2,032
Cash flows from financing activities
Proceeds from debt payable to Westlake	32,000	—	—
Repayment of debt payable to Westlake	(32,000)	—	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(337,598)	(277,856)	(311,835)
Quarterly distributions to unitholders	(66,411)	(66,379)	(66,363)
Net cash used for financing activities	(404,009)	(344,235)	(378,198)
Net increase (decrease) in cash and cash equivalents	47,725	(97)	(2,769)
Cash and cash equivalents at beginning of the year	17,057	17,154	19,923
Cash and cash equivalents at end of the year	$64,782	$17,057	$17,154
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $80, $0, and $0 for the years ended December 31, 2022, 2021 and 2020. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test for the recorded goodwill was performed in the fourth quarter of 2022 and did not indicate impairment of the goodwill. As of December 31, 2022, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.
Turnaround Costs
The Partnership accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which typically ranges from five to six years. Deferred turnaround costs are presented as a component of deferred charges and other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership generates a substantial majority of its revenue from sales to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement is intended to generate a long-term, fixed cash margin per pound. See Note 2 for a description of the terms of the Ethylene Sales Agreement. The Partnership's direct commodity price risk is limited to the sales to third parties. See the Partnership's consolidated statement of operations for the disaggregation of net sales to Westlake and net sales to third parties.
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
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2022, 2021 and 2020 due to immateriality of the components of other comprehensive income.

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
Pursuant to the Ethylene Sales Agreement, Westlake's obligation to pay for the annual minimum commitment (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days. In the event of a force majeure event, the Partnership recognizes buyer deficiency fees representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. In the event Westlake purchases less than its annual commitment, the Partnership recognizes buyer deficiency fees representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. Payment for the buyer deficiency fee is scheduled to be received by the Partnership after the conclusion of the year in which the force majeure event occurred.

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
The Ethylene Sales Agreement provides that, if compliance with any law adopted or modified following the IPO results in OpCo incurring additional costs in excess of $500,000 in any contract year, OpCo is entitled to charge Westlake a monthly surcharge following efforts to mitigate the effects of such matter.
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
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $64,996 of invested cash under the Investment Management Agreement at December 31, 2022.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2022	2021
Trade customers	$18,813	$5,875
Allowance for credit losses	(280)	(50)
Other receivables	1,497	—
Accounts receivable, net—third parties	$20,030	$5,825
4. Inventories
Inventories consist of the following:

	December 31,
	2022	2021
Finished products	$4,093	$5,458
Feedstock, additives and chemicals	622	3,440
Inventories	$4,715	$8,898

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2022	2021
Building and improvements	$18,551	$18,361
Plant and equipment	1,937,439	1,909,519
Other	110,984	107,656
	2,066,974	2,035,536
Less: Accumulated depreciation	(1,102,800)	(1,022,750)
	964,174	1,012,786
Construction in progress	26,039	30,753
Property, plant and equipment, net	$990,213	$1,043,539
Depreciation expense on property, plant and equipment of $94,744, $91,852 and $90,768 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2022 and 2021. The impairment assessment for the recorded goodwill was performed during the fourth quarter of 2022 and did not indicate impairment of the goodwill. The fair value of the goodwill was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the Partnership's business. The forecast was based on projected market prices and spreads and estimates by management, including their strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 9.5%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	December 31,
	2022	2021
Turnaround costs, net	$127,647	$146,942
Other	2,512	3,193
Deferred charges and other assets, net	$130,159	$150,135
Amortization expense on other assets of $26,330, $16,962 and $12,386 is included in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. Certain other assets are amortized over periods ranging from five to fifteen years using the straight-line method.
8. Long-Term Debt
Long-term debt payable to Westlake consists of the following:

	December 31,
	2022	2021
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
On August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. Prior to the OpCo Revolver Amendment, the OpCo Revolver bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver from September 25, 2023 to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2022, outstanding borrowings under the OpCo Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. In 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. On March 29, 2019, the Partnership borrowed $123,511 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. Prior to the MLP Revolver Amendment, the MLP Revolver bore interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR were no longer available, (b) the Alternate Base Rate plus 1.0%. The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver from March 19, 2023 to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of December 31, 2022, outstanding borrowings under the MLP Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default.
As of December 31, 2022, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 4.8% and 2.1% at December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Partnership had no scheduled maturities of long-term debt until 2027. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
9. Distributions and Net Income Per Limited Partner Unit
On January 23, 2023, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2022 to December 31, 2022 of $0.4714 per common unit. This distribution was paid on February 16, 2023 to unitholders of record on February 2, 2023.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31,
	2022	2021	2020
Net income attributable to the Partnership	$64,173	$82,547	$66,167
Less:
Limited partners' distribution declared on common units	66,403	66,388	66,365
Net income in excess of distribution (Distribution in excess of net income)	$(2,230)	$16,159	$(198)

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
All of the subordinated units, which were owned by Westlake, were converted into common units in 2017.

	Year Ended December 31, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,403	$—	$66,403
Distribution in excess of net income	(2,230)	—	(2,230)
Net income	$64,173	$—	$64,173
Weighted average units outstanding:
Basic and diluted	35,217,336		35,217,336
Net income per limited partner unit:
Basic and diluted	$1.82

	Year Ended December 31, 2021
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,388	$—	$66,388
Net income in excess of distribution	16,159	—	16,159
Net income	$82,547	$—	$82,547
Weighted average units outstanding:
Basic and diluted	35,206,333		35,206,333
Net income per limited partner unit:
Basic and diluted	$2.34

	Year Ended December 31, 2020
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,365	$—	$66,365
Distribution in excess of net income	(198)	—	(198)
Net income	$66,167	$—	$66,167
Weighted average units outstanding:
Basic and diluted	35,195,271		35,195,271
Net income per limited partner unit:
Basic and diluted	$1.88

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
The Partnership's distribution for each quarter in the year ended December 31, 2022 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership' incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Distributions per common unit	$1.8856	$1.8856	$1.8856
10. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration for utilization under this agreement that expired on February 28, 2023. To date, no common units have been issued under this program.
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
Sales to related parties were as follows:

	Year Ended December 31,
	2022	2021	2020
Net sales—Westlake	$1,342,910	$1,026,586	$888,245

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Based on OpCo's 2022 production, the Partnership recognized buyer deficiency fees of $23,835 during the year ended December 31, 2022. The buyer deficiency fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. The buyer deficiency fees are classified as a component of net sales—Westlake. The buyer deficiency fee was received by the Partnership in January 2023.
OpCo declared force majeure events in 2021 related to the flash fire at the Petro 2 facility, OpCo's Petro 1 facility outage, and due to the severe winter storm. As a result of these force majeure events in 2021, the Partnership recognized revenue for a buyer deficiency fee and Shortfall in 2021 of $51,395 and of $58,906, respectively. The buyer deficiency fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. The buyer deficiency fees and Shortfall are classified as a component of net sales—Westlake. The buyer deficiency fee recognized in 2021 was received by the Partnership in January 2022 and out of the total Shortfall of $58,906 recognized in 2021, $51,713 was received by the Partnership in 2022, $5,010 was received in January 2023 and the remaining amount will be collected in 2023 pursuant to the terms of the Ethylene Sales Agreement.
During 2020, the Lake Charles Petro 1 and Petro 2 facilities were impacted by Hurricanes Laura and Delta, which resulted in force majeure events under the Ethylene Sales Agreement. As a result of the force majeure events, the Partnership recognized a buyer deficiency fee of $69,555 as a component of net sales—Westlake in 2020. Payment for the buyer deficiency fee was received by the Partnership in January 2021.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2022	2021	2020
Feedstock purchased from Westlake and included in cost of sales	$764,123	$404,359	$255,910
Other charges from Westlake and included in cost of sales	172,761	130,541	103,273
Total	$936,884	$534,900	$359,183
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2022	2021	2020
Services received from Westlake and included in selling, general and administrative expenses	$26,621	$28,577	$22,162

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
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2022	2021	2020
Goods and services purchased from Westlake and capitalized as assets	$2,852	$16,318	$1,736
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $940 and $71 was included in the receivable under the Investment Management Agreement balance at December 31, 2022 and 2021, respectively. Total interest earned related to the Investment Management Agreement was $1,875, $296 and $932 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2022	2021
Receivable under the Investment Management Agreement	$64,996	$106,243
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any buyer deficiency fee and Shortfall recognized under the Ethylene Sales Agreement. As discussed above under "Sales to Related Parties", the buyer deficiency fee for the year ended December 31, 2022 was received by the Partnership in January 2023. Payment for the buyer deficiency fee recognized during 2021 was received by the Partnership in January 2022, and out of the total Shortfall recognized in 2021, $51,713 was received by the Partnership in 2022, $5,010 was received in January 2023 and the remaining amount will be collected in 2023 pursuant to the terms of the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2022	2021
Accounts receivable—Westlake	$90,965	$142,791
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement. The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2022	2021
Accounts payable—Westlake	$34,087	$10,796

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2022, 2021 and 2020 was $13,407, $8,816 and $12,038, respectively, and is reflected as a component of interest expense—Westlake in the consolidated statements of operations. At December 31, 2022 and 2021, accrued interest on related party debt was $4,733 and $2,176, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2022	2021
Long-term debt payable to Westlake	$399,674	$399,674
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail car leases and land. Operating lease rentals paid to Westlake for such leases were $2,624, $3,037 and $3,038 for the years ended December 31, 2022, 2021 and 2020, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2022, 2021 and 2020, Westlake accounted for approximately 84.3%, 84.5% and 91.9%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2022, 2021 and 2020, the Partnership reimbursed $243, $186 and $279, respectively, to Westlake for certain state tax payments.
Other
See Note 10 above for an additional related party transaction.
12. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2022, 2021 and 2020. These phantom units vest on the first anniversary of the grant date. There were no forfeitures under the Plan during 2022, 2021 and 2020. During the year 2020, the vesting of 4,638 phantom units was accelerated in connection with the retirement of one of the Partnership's non-employee directors. The total fair value of phantom units that vested during the year ended December 31, 2022 was $284.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Non-vested phantom unit awards as of December 31, 2022 and 2021 and changes during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2020	20,439	$22.33
Granted	11,178	26.97
Vested	(20,439)	26.54
Non-vested balance at December 31, 2021	11,178	22.90
Granted	12,531	25.30
Vested	(11,178)	25.42
Non-vested balance at December 31, 2022	12,531	23.50
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2022 were 1,211,151. The total compensation cost recognized during the years ended December 31, 2022, 2021 and 2020 was $282, $436 and $375, respectively, and is included in selling, general and administrative expenses and the related liability is classified as accrued and other liabilities in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2022 was $178 and the weighted average remaining term of the units at December 31, 2022 was 0.6 years.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2022 and December 31, 2021 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
OpCo Revolver	$22,619	$23,213	$22,619	$23,276
MLP Revolver	377,055	382,666	377,055	383,574

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
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2022	2021	2020
Current
State and local	$891	$561	$671
Deferred
State and local	126	(12)	(107)
Total provision	$1,017	$549	$564
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Provision for federal income tax, at statutory rate	$70,528	$84,406	$71,755
State income tax provision, net of federal income tax effect	1,017	549	564
Partnership income not subject to entity-level federal income tax	(70,528)	(84,406)	(71,755)
Total provision	$1,017	$549	$564
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2022	2021
Property, plant and equipment	$(1,438)	$(1,335)
Turnaround costs	(218)	(195)
Total deferred tax liabilities	$(1,656)	$(1,530)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,656)	$(1,530)
Total deferred tax liabilities	$(1,656)	$(1,530)
15. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $17,537 and $60,895 at December 31, 2022 and 2021, respectively. Accruals related to maintenance expenses and intercompany interest expenses, which are components of accrued and other liabilities, were $3,752 and $4,733 at December 31, 2022, respectively, and were $5,597 and $2,176 at December 31, 2021, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $6,372, $14,415, and $6,854 at December 31, 2022, 2021, and 2020, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $10,850, $8,976 and $13,887 for the years ended December 31, 2022, 2021 and 2020, respectively. Income tax paid by the Partnership was $683, $676 and $709 for the years ended December 31, 2022, 2021 and 2020, respectively, of which $440, $490 and $430 was paid directly to the tax authorities for the years ended December 31, 2022, 2021 and 2020, and $243, $186 and $279 was paid to Westlake as reimbursements for the years ended December 31, 2022, 2021 and 2020.
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
On September 27, 2021, shortly after the turnaround on Petro 2 commenced, there was a flash fire at the quench tower of the Petro 2 facility. Several contractors working on the quench tower were injured. There are lawsuits pending in connection with the flash fire. The Partnership expects insurance to cover most of the costs associated with these lawsuits.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 45 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2022, as stated in their report that appears on page 46 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2022, we paid approximately $223.6 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of February 28, 2023. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and most of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of February 28, 2023)	Position With Our General Partner
Albert Y. Chao	73	President, Chief Executive Officer and Director
James Y. Chao	75	Chairman of the Board of Directors
M. Steven Bender	66	Executive Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	52	Executive Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Director
G. Stephen Finley	72	Director
Andrew F. Kenner	58	Senior Vice President, Olefin Materials & Corporate Procurement
Angela A. Minas	58	Director
Randy G. Woelfel	67	Director
Johnathan S. Zoeller	47	Vice President and Chief Accounting Officer
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

L. Benjamin Ederington. Mr. Ederington has been our general partner's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since March 2022 and a director since our general partner's formation in March 2014. Mr. Ederington served as our general partner's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022 and as Vice President, General Counsel and Secretary from March 2014 to February 2021. Mr. Ederington has also been Westlake's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary since March 2022. From July 2017 to March 2022, Mr. Ederington served as Westlake's Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he was Westlake's Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
G. Stephen Finley. Mr. Finley has been a director of our general partner since March 2020 and serves on the audit and conflicts committees. Mr. Finley was the Senior Vice President, Finance & Administration and Chief Financial Officer of Baker Hughes Incorporated from April 1999 until his retirement in April 2006. Prior to that, from February 1982 to April 1999, Mr. Finley held various financial and administrative management positions with Baker Hughes. From June 2007 to May 2022, Mr. Finley served on the Board of Directors of Newpark Resources, Inc. and, from November 2006 to April 2018, he served on the Board of Directors of Archrock GP, LLC (previously known as Exterran GP, LLC), the general partner of Archrock Partners, L.P. He also served on the Board of Directors of Columbia Pipeline Partners LP from March 2015 to February 2017, Microseismic, Inc. from April 2012 to December 2014, Total Safety U.S., Inc. from December 2006 until November 2011, and Ocean Rig ASA from June 2006 to June 2008. Mr. Finley received a Bachelor of Science degree in Accounting from Indiana State University.
Andrew F. Kenner. Mr. Kenner has been our general partner's Senior Vice President, Olefin Materials & Corporate Procurement since March 2022. Mr. Kenner has also been Westlake's Senior Vice President, Olefin Materials & Corporate Procurement since March 2022. From January 2021 to March 2022, Mr. Kenner served as Westlake's Senior Vice President, Operations; from July 2017 to December 2020, he was its Senior Vice President, Chemical Manufacturing and, from July 2008 to July 2017, he was its Vice President, Manufacturing. Mr. Kenner joined Westlake after a 19-year career at Valero Energy Corporation where he served as Vice President and General Manager of Valero's Delaware City Refinery and its Houston Refinery, as well as other leadership positions in Valero's refining system. Mr. Kenner received a B.S. in Aerospace Engineering from Texas A&M University and a M.S. in Chemical Engineering from the University of Texas at Austin.
Angela A. Minas. Ms. Minas has been a director of our general partner since October 2016 and serves on the audit and conflicts committees. Since July 2021, Ms. Minas has served on the board of directors and as chair of the audit committee of Vallourec S.A. and, since January 2022, she has served on the board of directors and as chair of the audit committee of the general partner of Crestwood Equity Partners LP. From September 2014 to March 2020, she served on the board of directors and as the chair of the audit committee of the general partner of CNX Midstream Partners LP. From March 2018 to December 2019, she served on the board of directors of Weatherford International plc, and, from December 2013 to March 2018, she served on the board of directors of the general partner of Ciner Resources LP. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. Ms. Minas currently serves as a member of the Board of Advisors of the Rice University Graduate Business School and is an NACD (National Association of Corporate Directors) Leadership Fellow.

Randy G. Woelfel. Mr. Woelfel has been a director of our general partner since November 2019 and serves on the audit and conflicts committees. Since March 2013, Mr. Woelfel has served as a director of Black & Veatch Holding Company, where he is currently a member of the Audit and Compensation and Development committees. Mr. Woelfel was Chief Executive Officer and a director of NOVA Chemicals Corporation from November 2009 until May 2014. Prior to joining NOVA, Mr. Woelfel was Managing Director of Energy for the Houston Technology Center and President of Cereplast, Inc. He began his career with Shell Oil Company in 1977. While at Shell Oil and affiliated companies, he served in a variety of senior positions, including President of Basell International, President of Basell North America and as a board member of numerous Basell International petrochemical ventures. Since 2014, Mr. Woelfel has provided services as a business consultant through Woelfel Associates Inc., a company that provides strategic advice to boards of directors and businesses. Mr. Woelfel received a Bachelor of Science degree in Chemical Engineering from Rice University and a Master's degree in Management from the Massachusetts Institute of Technology.
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

Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in the Partnership Agreement. Messrs. Finley and Woelfel and Ms. Minas serve on the conflicts committee. Ms. Minas is the current chair of the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors held nine meetings, our general partner's audit committee held eight meetings and our general partner's conflicts committee held five meetings. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2022 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. During 2022, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steve Bender devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2022.
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
Named Executive Officers
For 2022, our named executive officers ("NEOs") consisted of our principal executive officer, Mr. Albert Chao, and our principal financial officer, Mr. Bender. The compensation allocated to us in 2022 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2022.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2022, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical industry and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2022, Westlake paid Willis Towers Watson approximately $165,000 for executive compensation advisory services and approximately $3 million for other services (primarily related to integration support for Westlake's recent acquisitions and the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services was made by Westlake management and approved or ratified by the Westlake Compensation Committee. In February 2023, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2022 raised any conflict of interest and concluded that no conflict of interest exists.

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
Traditionally, peer companies have been selected from the chemical industry, but as Westlake has continued to grow, it has become increasingly difficult for Willis Towers Watson to find a sufficient number of chemical companies of a comparable size to Westlake to recommend what it considers a statistically-appropriate set of peer companies. Furthermore, due to strategic acquisitions and organic growth, Westlake's building and infrastructure products have grown as a proportion of its overall revenues. As a result, in November 2021, Willis Towers Watson recommended, and the Westlake Compensation Committee agreed, to select peer companies from both the chemical and building products industries. The following companies make up the Peer Group as adopted by the Westlake Compensation Committee in 2022:

Builders FirstSource, Inc.	Huntsman Corporation
Celanese Corporation	Masco Corporation
Corteva Inc.	The Mosaic Company
The Chemours Company	Olin Corporation
DuPont de Nemours, Inc.	Owens Corning
Eastman Chemical Company	PPG Industries, Inc.
Fortune Brands Home & Security, Inc.	RPM International Inc.
As recommended by Williams Towers Watson, the 2022 selected Peer Group reflects no changes from the previous year. The Westlake Compensation Committee will continue to make changes in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies to help ensure that companies comparable in size and business profile to Westlake are included and continue to be appropriate for the compensation decision-making process.
In addition to referring to the Peer Group, Willis Towers Watson utilizes survey data from its proprietary compensation databases, including, but not limited to, the Willis Towers Watson CDB Executive Survey and other relevant market information. These surveys compare the compensation of executives at numerous companies to similar positions as the Westlake NEOs (the "Market Survey"). The Market Survey is used in conjunction with the Peer Group data (collectively, the "Reference Points") to help validate the market findings and more specifically establish market compensation rates for positions with limited Peer Group data and/or for positions that are not industry-specific and for which Westlake would need to recruit on a broader basis (for instance, Chief Financial Officer). Finally, in establishing the target executive compensation, the Westlake Compensation Committee takes a total compensation view to include base pay, cash bonuses and long-term incentives, so that as long as the composite total compensation of a Westlake NEO is competitive with the Reference Points, individual components may fall below or above the median of the Reference Points. In conducting its surveys for the Reference Points, Willis Towers Watson reports directly to the Westlake Compensation Committee on each component and on a composite total compensation basis.
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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2022, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:
•ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;
•ensure internal equity;
•recognize individual performance and contributions; or
•recognize changes in responsibility or the scope of the Westlake Executive's position.
For further information regarding compensation decisions made by the Westlake Compensation Committee during 2022, see the proxy statement that is expected to be filed by Westlake in connection with its 2023 annual meeting of stockholders. In February 2023, the Westlake Compensation Committee elected to increase the base salary for Mr. Albert Chao to $1,263,000 from $1,219,500 and for Mr. Bender to $730,000 from $700,000.
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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Y. Chao
James Y. Chao
M. Steven Bender
L. Benjamin Ederington
G. Stephen Finley
Angela A. Minas
Randy G. Woelfel

Executive Compensation
The following table provides information regarding the compensation awarded to or earned during 2022 and prior years, as applicable by the NEOs.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Y. Chao President and Chief Executive Officer	2022	$1,201,000	10.0%	$120,100
	2021	1,163,167	10.0%	116,317
	2020	1,144,000	10.0%	114,400
M. Steven Bender Executive Vice President and Chief Financial Officer	2022	660,000	10.0%	66,000
	2021	638,833	10.0%	63,883
	2020	628,000	12.5%	78,500

______________________________
(1)See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.
(2)See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.
(3)Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2022 through December 31, 2022, from January 1, 2021 through December 31, 2021 and from January 1, 2020 through December 31, 2020.

Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Minas and Messrs. Finley and Woelfel) receive compensation from our general partner for their service.
In 2022, Messrs. Finley and Woelfel and Ms. Minas each received an annual retainer valued at approximately $195,000, of which $90,000 was paid in the form of a cash retainer and the remaining $105,000 was paid in the form of a grant of phantom unit awards under the LTIP. All phantom unit awards vest on the first anniversary of their grant date. The audit committee chairman received an additional cash retainer of $15,000, which was increased to $20,000 from August 2022, and, in recognition of the activities undertaken by the conflicts committee, the conflicts committee chair received an additional cash retainer of $7,500 and the other members of conflicts committee each received an additional cash retainer of $5,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.
The following table sets forth a summary of the compensation paid to non-employee directors in 2022:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
G. Stephen Finley	$112,500	$105,000	$9,207	$226,707
Angela A. Minas	97,500	105,000	9,207	211,707
Randy G. Woelfel	95,000	105,000	9,207	209,207

______________________________
(1)The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. As of December 31, 2022, Ms. Minas, Mr. Finley and Mr. Woelfel each held 4,177 phantom units, which will become fully vested on August 10, 2023.
(2)The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2022, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2022, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.

Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2022, the applicable SEC rules require us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2021 through December 31, 2021 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost-of-living adjustments for purposes of this determination. After identifying the median employee, based on the process described above, we calculated annual total compensation for that employee using the same methodology we used for determining total compensation for 2022 for our named executive officers as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$120,100
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$139,135
Ratio of (A) to (B)	.86
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 22, 2023, the beneficial ownership of our outstanding common units and subordinated units held by:
•our general partner;
•Westlake;
•each director and named executive officer of our general partner; and
•all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 22, 2023, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

	Amount and Nature of Beneficial Ownership of Common Units
Name of Beneficial Owner	Direct	Other		Percentage of Common Units Beneficially Owned
Westlake Corporation	14,122,230	—		40.1%
Westlake Chemical Partners GP LLC	—	—		—
Albert Y. Chao	166,435	15,533,192	(1)(2)	44.6%
James Y. Chao	13,908	15,524,099	(2)	44.1%
M. Steven Bender	14,000	—		*
L. Benjamin Ederington	12,000	—		*
G. Stephen Finley	18,311	—		*
Angela A. Minas	19,427	—		*
Randy G. Woelfel	20,685	—		*
All directors and executive officers as a group (9 persons)	314,766	15,533,192	(1)(2)	45.0%

______________________________

* Less than 1% of the outstanding common units.
(1)The amount includes 9,093 common units held in a family trust for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.
(2)The amount includes 14,122,230 common units held by WPT, LLC, a wholly-owned subsidiary of Westlake Corporation, and 1,401,869 common units held by TTWFGP LLC. Two trusts for the benefit of members of the Chao family, including Messrs. James and Albert Chao, are the managers of TTWFGP LLC, a Delaware limited liability company. As of February 22, 2023, James Chao had sole voting power and sole dispositive power over 13,908 units and shared voting power and shared dispositive power over 15,524,099 units, and Albert Chao had sole voting power and sole dispositive power over 166,435 units and shared voting power and shared dispositive power over 15,533,192 units. Messrs. James and Albert Chao disclaim beneficial ownership of the 15,524,099 units held by WPT, LLC and TTWFGP LLC except to the extent of their respective pecuniary interest therein.
The following table sets forth, as of February 22, 2023, the number of shares of common stock of Westlake Corporation beneficially owned by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake (1)
Directors and Named Executive Officers of Our General Partner	Direct	Other		Percent of Class
Albert Y. Chao	1,075,048	93,405,554	(2)	73.4%
James Y. Chao	479,125	93,405,554	(2)	73.0%
M. Steven Bender	90,297	—		*
L. Benjamin Ederington	127,202	—		*
G. Stephen Finley	—	—		—
Angela A. Minas	—	—		—
Randy G. Woelfel	—	—		—
All directors and executive officers as a group (9 persons)	1,848,631	93,405,554	(2)	74.0%

______________________________
*    Less than 1% of the outstanding shares of common stock.
(1)None of the shares beneficially owned by the directors or officers are pledged as security.
(2)TTWF LP, a Delaware limited partnership, holds 92,010,554 and TTWFGP LLC, the general partner of TTWF LP, holds 1,395,000 of these 93,405,554 shares. Two trusts for the benefit of members of the Chao family, including James Chao and Albert Chao, are the managers of TTWFGP LLC. The limited partners of TTWF LP are five trusts principally for the benefit of members of the Chao family, including James Chao and Albert Chao and two corporations owned, indirectly or directly, by certain of these trusts and by other entities owned by members of the Chao family, including Messrs. James and Albert Chao. James Chao, Albert Chao, TTWF LP and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWF LP. James Chao, Albert Chao and TTWFGP LLC share voting and dispositive power with respect to the shares of Westlake's common stock beneficially owned by TTWFGP LLC. Messrs. James and Albert Chao disclaim beneficial ownership of the 93,405,554 shares held by TTWF LP and TTWFGP LLC except to the extent of their respective pecuniary interest therein.

The following table sets forth each person known to us who is the beneficial owner of 5% or more of our outstanding common units, other than Westlake, the holdings of which are listed in the first table of this Item 12.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Energy Income Partners, LLC 10 Wright Street Westport, CT 06880	2,480,730 (1)	7.0%
First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	1,891,502 (2)	5.4%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	5,451,790 (3)	15.5%

______________________________
(1)Based on an Amendment No. 3 to a Schedule 13G filed on February 14, 2023. According to the filing, Energy Income Partners, LLC had shared voting and shared dispositive power over 2,480,730 common units. In addition, each of James J. Murchie, Eva Pao and John Tyssel had shared voting and shared dispositive power over 2,480,730 common units as portfolios managers with respect to the portfolios managed by Energy Income Partners, LLC, and Saul Ballesteros had shared voting and shared dispositive power over 2,480,730 common units as a control person of Energy Income Partners, LLC.
(2)Based on an Amendment No. 2 to a Schedule 13G filed on January 11, 2023. According to the filing, First Trust Advisors L.P. and The Charger Corporation had shared voting power over 1,887,560 common units and shared dispositive power over 1,891,502 common units. First Trust Portfolios L.P. had shared voting power and shared dispositive power over 0 common units. According to the filing, The Charger Corporation is the general partner of both of First Trust Portfolios L.P. and First Trust Advisors L.P.; First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which holds common units of the Partnership; none of First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation have the power to vote the units of the Partnership held by these unit investment trusts sponsored by First Trust Portfolios L.P; and the units are voted by the trustee of the unit investment trusts.
(3)Based on an Amendment No. 4 to a Schedule 13G filed on February 10, 2023. According to the filing, Invesco Ltd. had sole voting and sole dispositive power over 5,451,790 common units.
Equity Compensation Plan Information
Units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	12,531	$0	1,211,151
Equity compensation plan not approved by security holders	0	N/A	0
Total	12,531	$—	1,211,151

______________________________
(1)Adopted by our general partner's board of directors in connection with our IPO. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.
For more information about the plan, please see Note 12 to our consolidated financial statements included in this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Westlake owns 14,122,230 common units, representing an aggregate approximate 40.1% limited partner interest in us; a 100% interest in our general partner; and our incentive distribution rights. Transactions with Westlake and its affiliated entities are considered to be related party transactions because Westlake and its affiliates own more than 5% of our equity interests; in addition, certain of Westlake's directors and executive officers also serve as directors and executive officers of our general partner.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution of $0.2750 per unit on all of our outstanding units for four quarters, Westlake would receive an aggregate annual distribution of approximately $15.5 million on its common units. During 2022, we made aggregate distributions of $1.8856 per unit to all of our unitholders, resulting in Westlake receiving approximately $26.6 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2022, we paid approximately $223.6 million for such expenses.

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
In addition to the agreements described below, we also entered into the MLP Revolver in 2015, which was amended in August 2017, November 2017, March 2020 and July 2022, and OpCo entered into the OpCo Revolver and assumed various promissory notes at the closing of the IPO. The OpCo Revolver was amended in July 2022 to extend the maturity date from September 25, 2023 to July 12, 2027, replace LIBOR with SOFR as the reference rate, and revise the applicable margin from 2% to 1.75%. See "Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness."
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. Westlake's purchase price for ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to deficiencies in purchases by Westlake are rebated to Westlake.
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
Investment Management Agreement
On August 1, 2017, we, OpCo and Westlake executed an Investment Management Agreement that authorizes Westlake to invest our and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, we earn a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of us or OpCo.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP serves as our independent registered public accounting firm.
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2022 and 2021 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Audit fees (1)	$840,000	$765,000
Tax fees (2)	362,652	253,328
Total	$1,202,652	$1,018,328

______________________________
(1)Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls and quarterly review of our consolidated financial statements filed with the SEC.
(2)Represents tax services with respect to the preparation of the Partnership's 2021 K-1 and K-3 statements in 2022, and the preparation of the Partnership's 2020 K-1 statements in 2021 and compliance services in 2022 and 2021, respectively.
Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2022.

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

10.23
Amendment No. 2 to the Amended and Restated Senior Unsecured Revolving Credit Agreement of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on July 15, 2022).

10.24
Amendment No. 4 to the Senior Unsecured Revolving Credit Agreement of Westlake Chemical Partners LP (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on July 15, 2022).

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

101.INS*	XBRL Instance Document-The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 1, 2023	/s/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 1, 2023
M. Steven Bender

/S/ JOHNATHAN S. ZOELLER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Johnathan S. Zoeller

/S/ L. BENJAMIN EDERINGTON	Executive Vice President, General Counsel, Chief Administrative Officer, Corporate Secretary and Director	March 1, 2023
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	March 1, 2023
James Chao

/S/ G. STEPHEN FINLEY	Director	March 1, 2023
G. Stephen Finley

/S/ ANGELA MINAS	Director	March 1, 2023
Angela Minas

/S/ RANDY WOELFEL	Director	March 1, 2023
Randy Woelfel