Form 10-Q
period 2023-03-31
Westlake Chemical Partners LP
filed 2023-05-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,221,868 common units outstanding as of April 27, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$104,588	$64,782
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	52,079	64,996
Accounts receivable, net—Westlake	50,453	90,965
Accounts receivable, net—third parties	19,691	20,030
Inventories	5,466	4,715
Prepaid expenses and other current assets	153	305
Total current assets	232,430	245,793
Property, plant and equipment, net	977,469	990,213
Goodwill	5,814	5,814
Deferred charges and other assets, net	126,965	130,159
Total assets	$1,342,678	$1,371,979
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,651	$34,087
Accounts payable—third parties	15,770	15,317
Accrued and other liabilities	21,061	17,537
Total current liabilities	51,482	66,941
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,644	1,656
Total liabilities	452,800	468,271
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,099,638 and 21,099,638 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	479,617	480,643
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	53,173	53,859
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	290,218	291,930
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	599,660	611,778
Total equity	889,878	903,708
Total liabilities and equity	$1,342,678	$1,371,979
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$257,471	$290,657
Net co-products, ethylene and other sales—third parties	50,206	71,743
Total net sales	307,677	362,400
Cost of sales	201,604	270,961
Gross profit	106,073	91,439
Selling, general and administrative expenses	7,914	8,227
Income from operations	98,159	83,212
Other income (expense)
Interest expense—Westlake	(7,315)	(2,199)
Other income (expense), net	820	(25)
Income before income taxes	91,664	80,988
Provision for income taxes	212	163
Net income	91,452	80,825
Less: Net income attributable to noncontrolling interest in OpCo	76,560	64,631
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,892	$16,194
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.42	$0.46
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,099,638	21,092,186
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
Net income	8,921	5,971	—	76,560	91,452
Quarterly distribution to unitholders	(9,947)	(6,657)	—	—	(16,604)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(88,678)	(88,678)
Balances at March 31, 2023	$479,617	$53,173	$(242,572)	$599,660	$889,878

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	9,700	6,494	—	64,631	80,825
Quarterly distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(60,688)	(60,688)
Balances at March 31, 2022	$481,550	$54,591	$(242,572)	$682,663	$976,232

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in thousands of dollars)
Cash flows from operating activities
Net income	$91,452	$80,825
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,636	31,282
Loss from disposition of property, plant and equipment	367	2,970
Other losses, net	575	992
Changes in operating assets and liabilities
Accounts receivable—third parties	(248)	(21,593)
Net accounts receivable—Westlake	20,904	56,738
Inventories	(751)	1,011
Prepaid expenses and other current assets	152	158
Accounts payable—third parties	2,791	(11,634)
Accrued and other liabilities	5,467	(35,358)
Other, net	(2,485)	(581)
Net cash provided by operating activities	144,860	104,810
Cash flows from investing activities
Additions to property, plant and equipment	(12,656)	(20,342)
Investments with Westlake under the Investment Management Agreement	(90,116)	(55,000)
Maturities of investments with Westlake under the Investment Management Agreement	103,000	50,000
Net cash provided by (used for) investing activities	228	(25,342)
Cash flows from financing activities
Proceeds from debt payable to Westlake	39,000	—
Repayment of debt payable to Westlake	(39,000)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(88,678)	(60,688)
Quarterly distributions to unitholders	(16,604)	(16,603)
Net cash used for financing activities	(105,282)	(77,291)
Net increase in cash and cash equivalents	39,806	2,177
Cash and cash equivalents at beginning of period	64,782	17,057
Cash and cash equivalents at end of period	$104,588	$19,234
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"), filed with the SEC on March 1, 2023. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2022.
References to "Westlake" refer collectively to Westlake Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022 and the changes in its cash position for the three months ended March 31, 2023 and 2022.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2023 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2023	December 31, 2022
Trade customers	$19,061	$18,813
Allowance for credit losses	(867)	(280)
Other receivables	1,497	1,497
Accounts receivable, net—third parties	$19,691	$20,030
3. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Finished products	$4,988	$4,093
Feedstock, additives and chemicals	478	622
Inventories	$5,466	$4,715
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $20,957 and $23,996 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $5,679 and $7,286 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On May 2, 2023, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2023 of $0.4714 per unit. This distribution is payable on May 26, 2023 to unitholders of record as of May 12, 2023.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2023	2022
Net income attributable to the Partnership	$14,892	$16,194
Less:
Limited partners' distribution declared on common units	16,603	16,600
Distribution in excess of net income	$(1,711)	$(406)

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

	Three Months Ended March 31, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,603	$—	$16,603
Distribution in excess of net income	(1,711)	—	(1,711)
Net income	$14,892	$—	$14,892
Weighted average units outstanding:
Basic and diluted	35,221,868		35,221,868
Net income per limited partner unit:
Basic and diluted	$0.42

	Three Months Ended March 31, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,600	$—	$16,600
Distribution in excess of net income	(406)	—	(406)
Net income	$16,194	$—	$16,194
Weighted average units outstanding:
Basic and diluted	35,214,416		35,214,416
Net income per limited partner unit:
Basic and diluted	$0.46

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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership's distribution for the three months ended March 31, 2023 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Distributions per common unit	$0.4714	$0.4714
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of March 31, 2023.
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
Sales to related parties were as follows:

	Three Months Ended March 31,
	2023	2022
Net sales—Westlake	$257,471	$290,657
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2023	2022
Feedstock purchased from Westlake and included in cost of sales	$103,042	$162,279
Other charges from Westlake and included in cost of sales	30,906	39,467
Total	$133,948	$201,746

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2023	2022
Services received from Westlake and included in selling, general and administrative expenses	$6,671	$6,566
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2023	2022
Goods and services purchased from Westlake and capitalized as assets	$699	$750
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $907 and $940 was included in the receivable under the Investment Management Agreement balance at March 31, 2023 and December 31, 2022, respectively. Total interest earned related to the Investment Management Agreement was $907 and $52 for the three months ended March 31, 2023 and 2022, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2023	December 31, 2022
Receivable under the Investment Management Agreement	$52,079	$64,996

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
Based on OpCo's 2022 production, the Partnership recognized buyer deficiency fees of $23,835 during 2022. The buyer deficiency fee was received by the Partnership in January 2023. Additionally, as a result of force majeure events in 2021, the Partnership recognized a shortfall fee of $58,906 during 2021, of which $7,193 remained to be collected by the Partnership as of December 31, 2022. Of this amount, $5,374 was received in the three months ended March 31, 2023 and the remaining amount will be collected during 2023 pursuant to the terms of the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2023	December 31, 2022
Accounts receivable—Westlake	$50,453	$90,965
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	March 31, 2023	December 31, 2022
Accounts payable—Westlake	$14,651	$34,087
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $737 and $686 for the three months ended March 31, 2023 and 2022, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended March 31, 2023 and 2022 was $7,315 and $2,199, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At March 31, 2023 and December 31, 2022, accrued interest on related party debt was $7,326 and $4,733, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2023	December 31, 2022
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2023 and 2022, Westlake accounted for approximately 83.7% and 80.2%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2023	December 31, 2022
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of March 31, 2023, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 6.4% and 4.8% at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2023 and December 31, 2022 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$407,874	$399,674	$405,879

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $21,061 and $17,537 at March 31, 2023 and December 31, 2022, respectively. Accrued maintenance expense, accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $4,660, $7,326 and $3,508, respectively, at March 31, 2023 and $3,752, $4,733 and $2,652, respectively, at December 31, 2022. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $2,091 and $8,056 at March 31, 2023 and 2022, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $4,696 and $2,163 for the three months ended March 31, 2023 and 2022, respectively.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"), as filed with the SEC on March 1, 2023. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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

Results of Operations

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue
Net sales—Westlake	$257,471	$290,657
Net co-products, ethylene and other sales—third parties	50,206	71,743
Total net sales	307,677	362,400
Cost of sales	201,604	270,961
Gross profit	106,073	91,439
Selling, general and administrative expenses	7,914	8,227
Income from operations	98,159	83,212
Other income (expense)
Interest expense—Westlake	(7,315)	(2,199)
Other income (expense), net	820	(25)
Income before income taxes	91,664	80,988
Provision for income taxes	212	163
Net income	91,452	80,825
Less: Net income attributable to noncontrolling interest in OpCo	76,560	64,631
Net income attributable to Westlake Chemical Partners LP	$14,892	$16,194
MLP distributable cash flow (1)	$17,551	$19,291
EBITDA (2)	$125,615	$114,469
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2023
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-18.4%	+3.3%

		Three Months Ended March 31, 2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)		-30.4%
Feedstock (Ethane)		-37.7%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$144,860	$104,810
Loss from disposition of property, plant and equipment	(367)	(2,970)
Changes in operating assets and liabilities and other	(53,041)	(21,015)
Net income	91,452	80,825
Add:
Depreciation, amortization and disposition of property, plant and equipment	27,003	34,253
Less:
Contribution to turnaround reserves	(7,306)	(7,204)
Maintenance capital expenditures	(8,024)	(13,453)
Distributable cash flow attributable to noncontrolling interest in OpCo	(85,574)	(75,130)
MLP distributable cash flow	$17,551	$19,291
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$144,860	$104,810
Loss from disposition of property, plant and equipment	(367)	(2,970)
Changes in operating assets and liabilities and other	(53,041)	(21,015)
Net income	91,452	80,825
Less:
Other income (expense), net	820	(25)
Interest expense—Westlake	(7,315)	(2,199)
Provision for income taxes	(212)	(163)
Income from operations	98,159	83,212
Add:
Depreciation and amortization	26,636	31,282
Other income (expense), net	820	(25)
EBITDA	$125,615	$114,469

Summary
For the quarter ended March 31, 2023, net income was $91.5 million on net sales of $307.7 million. This represents an increase in net income of $10.7 million as compared to net income of $80.8 million on net sales of $362.4 million for the quarter ended March 31, 2022. Net income attributable to the Partnership for the first quarter of 2023 was $14.9 million as compared to $16.2 million for the first quarter of 2022, a decrease of $1.3 million. Income from operations was $98.2 million for the first quarter of 2023 as compared to $83.2 million for the first quarter of 2022. Net income and operating income for the first quarter of 2023 as compared to the first quarter of 2022 were higher primarily due to lower ethane feedstock costs and natural gas prices as well as higher production resulting in higher ethylene sales volumes in the first quarter of 2023 compared to the first quarter of 2022, partially offset by lower ethylene and co-products sales prices. Net income attributable to the Partnership for the first quarter of 2023 decreased as compared to the first quarter of 2022 due to higher interest expense attributable to the Partnership, partially offset by the higher income from operations as discussed above. Net sales for the first quarter of 2023 decreased by $54.7 million as compared to net sales for the first quarter of 2022, mainly due to lower ethylene and co-products sales prices during the first quarter of 2023 as compared to the first quarter of 2022.
RESULTS OF OPERATIONS
First Quarter 2023 Compared with First Quarter 2022
Net Sales. Total net sales decreased by $54.7 million, or 15.1%, to $307.7 million in the first quarter of 2023 from $362.4 million in the first quarter of 2022. The decrease in net sales in the first quarter of 2023 was primarily due to lower ethylene and co-products sales prices, partially offset by higher production resulting in an increase in ethylene sales volumes during the first quarter of 2023 as compared to the first quarter of 2022. The lower average sales prices in the first quarter of 2023 contributed to an 18.4% decrease in net sales compared to the first quarter of 2022. The higher sales volumes in the first quarter of 2023 contributed to an increase in net sales of 3.3% as compared to the first quarter of 2022.
Gross Profit. Gross profit increased to $106.1 million in the first quarter of 2023 from $91.4 million in the first quarter of 2022. The gross profit margin in the first quarter of 2023 was 34.5%, as compared to 25.2% for the first quarter of 2022. The increase in gross profit and gross profit margin was primarily due to lower ethane feedstock costs and natural gas prices in the first quarter of 2023 compared to the first quarter of 2022, partially offset by lower ethylene and co-products sales prices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 3.7%, to $7.9 million in the first quarter of 2023 as compared to $8.2 million in the first quarter of 2022. The decrease in the first quarter of 2023 was mainly attributable to a decrease in the provision for doubtful accounts as compared to the first quarter of 2022.
Interest Expense. Interest expense of $7.3 million in the first quarter of 2023 increased from $2.2 million in the first quarter 2022 due to a higher average interest rate on debt owed to Westlake compared to the first quarter of 2022.
Other Income (Expense), net. Other income, net of $0.8 million in the first quarter of 2023 primarily represents interest earned on the balance with Westlake under the Investment Management Agreement.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $1.7 million to $17.6 million in the first quarter of 2023 from $19.3 million in the first quarter of 2022. The decrease in the first quarter of 2023, as compared to the prior-year period, was primarily attributable to higher interest expense, partially offset by increased earnings at OpCo and decreased maintenance capital expenditures.
EBITDA. EBITDA increased by $11.1 million to $125.6 million in the first quarter of 2023 from $114.5 million in the first quarter of 2022. The increase was primarily due to lower ethane feedstock costs and natural gas prices as well as higher ethylene sales volumes during the first quarter of 2023 as compared to the first quarter of 2022, partially offset by lower ethylene and co-products sales prices.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
Operating Activities
Operating activities provided cash of $144.9 million in the first three months of 2023 compared to cash provided by operating activities of $104.8 million in the first three months of 2022. The $40.1 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital during the three months ended March 31, 2023 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $28.3 million in the first three months of 2023 as compared to $10.7 million of cash used in the first three months of 2022, resulting in an overall favorable change of $39.0 million. The favorable change in working capital was mainly attributable to a favorable change in accounts receivable—third parties, accounts payable—third parties and accrued and other liabilities primarily due to the timing of payment of accruals and the impact on accounts receivable of the Petro 2 turnaround activities in 2021, which impacted the changes in working capital in the first three months of 2022. These favorable changes were partially offset by an unfavorable change in net accounts receivable—Westlake primarily due to a smaller buyer deficiency fee collected in the first three months of 2023 as compared to the first three months of 2022.
Investing Activities
Net cash provided by investing activities in the first three months of 2023 was $0.2 million as compared to net cash used for investing activities of $25.3 million in the first three months of 2022. The $25.5 million increase in net cash was mainly due to net cash provided by the Investment Management Agreement of $12.9 million in the first three months of 2023 compared to net cash used by the Investment Management Agreement of $5.0 million in the first three months of 2022. Additionally, capital expenditures decreased in the first three months of 2023 as compared to the prior-year period. Capital expenditures in the first three months of 2023 and 2022 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first three months of 2023 was $105.3 million as compared to net cash used for financing activities of $77.3 million in the first three months of 2022. The outflows in the first three months of 2023 were related to distributions of $88.7 million to the noncontrolling interest retained in OpCo by Westlake and of $16.6 million to unitholders by the Partnership. The cash outflows in the first three months of 2022 were related to distributions of $60.7 million to the noncontrolling interest retained in OpCo by Westlake and of $16.6 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of March 31, 2023.
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
On May 2, 2023, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on May 26, 2023 to unitholders of record as of May 12, 2023, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on March 31, 2023. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the three months ended March 31, 2023 and 2022. Total capital expenditures for the three months ended March 31, 2023 and 2022 were $12.7 million and $20.3 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2023, our cash and cash equivalents totaled $104.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $52.1 million of cash invested under the Investment Management Agreement at March 31, 2023.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of March 31, 2023, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with the SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2023, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2022 Form 10-K and the following:
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at March 31, 2023.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2023, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of March 31, 2023 was 6.4%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the March 31, 2023 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2022 Form 10-K, filed on March 1, 2023, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See below and Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for a discussion on legal proceedings, which information is incorporated by reference herein.
Under the Omnibus Agreement, Westlake Corporation ("Westlake") has agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets that occurred or existed prior to August 4, 2014.
Flash Fire at Petro 2. There are lawsuits pending in connection with the flash fire at the quench tower that occurred in September 2021 during the Petro 2 turnaround, which are described in Note 12 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q. We expect insurance to cover most of the costs associated with these lawsuits.
In addition to the matters described above, the Partnership is also involved in other legal proceedings incidental to the conduct of its business. The Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2022 Form 10-K. There have been no material changes from those risk factors.

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

3.5
Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.7 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

3.6
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP dated as of December 1, 2017 (File No. 01-36567) (incorporated by reference to Exhibit 3.4 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 4, 2023	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 4, 2023	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)