Form 10-Q
period 2023-06-30
Westlake Chemical Partners LP
filed 2023-08-03
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,221,868 common units outstanding as of July 27, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$59,434	$64,782
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	94,230	64,996
Accounts receivable, net—Westlake	45,467	90,965
Accounts receivable, net—third parties	17,443	20,030
Inventories	3,260	4,715
Prepaid expenses and other current assets	718	305
Total current assets	220,552	245,793
Property, plant and equipment, net	963,490	990,213
Goodwill	5,814	5,814
Deferred charges and other assets, net	145,731	130,159
Total assets	$1,335,587	$1,371,979
LIABILITIES
Current liabilities
Accounts payable—Westlake	$10,606	$34,087
Accounts payable—third parties	28,759	15,317
Accrued and other liabilities	26,952	17,537
Total current liabilities	66,317	66,941
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,638	1,656
Total liabilities	467,629	468,271
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,099,638 and 21,099,638 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	476,791	480,643
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	51,282	53,859
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	285,501	291,930
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	582,457	611,778
Total equity	867,958	903,708
Total liabilities and equity	$1,335,587	$1,371,979
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$224,575	$365,112	$482,046	$655,769
Net co-products, ethylene and other sales—third parties	39,602	83,673	89,808	155,416
Total net sales	264,177	448,785	571,854	811,185
Cost of sales	176,455	351,483	378,059	622,444
Gross profit	87,722	97,302	193,795	188,741
Selling, general and administrative expenses	7,229	9,919	15,143	18,146
Income from operations	80,493	87,383	178,652	170,595
Other income (expense)
Interest expense—Westlake	(6,117)	(2,859)	(13,432)	(5,058)
Other income, net	1,061	90	1,881	65
Income before income taxes	75,437	84,614	167,101	165,602
Provision for income taxes	173	175	385	338
Net income	75,264	84,439	166,716	165,264
Less: Net income attributable to noncontrolling interest in OpCo	63,378	68,001	139,938	132,632
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$11,886	$16,438	$26,778	$32,632
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.34	$0.47	$0.76	$0.93
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,099,638	21,086,988	21,099,638	21,089,573
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
Net income	8,921	5,971	—	76,560	91,452
Quarterly distribution to unitholders	(9,947)	(6,657)	—	—	(16,604)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(88,678)	(88,678)
Balances at March 31, 2023	$479,617	$53,173	$(242,572)	$599,660	$889,878
Net income	7,120	4,766	—	63,378	75,264
Quarterly distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(80,581)	(80,581)
Balances at June 30, 2023	$476,791	$51,282	$(242,572)	$582,457	$867,958

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	9,700	6,494	—	64,631	80,825
Quarterly distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(60,688)	(60,688)
Balances at March 31, 2022	$481,550	$54,591	$(242,572)	$682,663	$976,232
Net income	9,846	6,592	—	68,001	84,439
Quarterly distribution to unitholders	(9,943)	(6,657)	—	—	(16,600)
Quarterly distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,130)	(75,130)
Balances at June 30, 2022	$481,453	$54,526	$(242,572)	$675,534	$968,941

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in thousands of dollars)
Cash flows from operating activities
Net income	$166,716	$165,264
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	53,676	62,291
Loss from disposition of property, plant and equipment	422	3,430
Other losses, net	303	3,371
Changes in operating assets and liabilities
Accounts receivable—third parties	2,266	(39,027)
Net accounts receivable—Westlake	21,481	82,798
Inventories	1,455	1,450
Prepaid expenses and other current assets	(413)	329
Accounts payable—third parties	15,372	(12,485)
Accrued and other liabilities	9,489	(39,159)
Other, net	(27,364)	(2,595)
Net cash provided by operating activities	243,403	225,667
Cash flows from investing activities
Additions to property, plant and equipment	(17,169)	(32,334)
Investments with Westlake under the Investment Management Agreement	(164,116)	(170,000)
Maturities of investments with Westlake under the Investment Management Agreement	135,000	147,000
Net cash used for investing activities	(46,285)	(55,334)
Cash flows from financing activities
Proceeds from debt payable to Westlake	98,500	—
Repayment of debt payable to Westlake	(98,500)	—
Quarterly distributions to noncontrolling interest retained in OpCo by Westlake	(169,259)	(135,818)
Quarterly distributions to unitholders	(33,207)	(33,203)
Net cash used for financing activities	(202,466)	(169,021)
Net increase (decrease) in cash and cash equivalents	(5,348)	1,312
Cash and cash equivalents at beginning of period	64,782	17,057
Cash and cash equivalents at end of period	$59,434	$18,369
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022 and the changes in its cash position for the six months ended June 30, 2023 and 2022.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2023	December 31, 2022
Trade customers	$15,232	$18,813
Allowance for credit losses	(601)	(280)
Other receivables	2,812	1,497
Accounts receivable, net—third parties	$17,443	$20,030
3. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Finished products	$2,616	$4,093
Feedstock, additives and chemicals	644	622
Inventories	$3,260	$4,715
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $20,928 and $23,888 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense on property, plant and equipment of $41,885 and $47,884 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $6,112 and $7,121 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively. Amortization expense on deferred charges and other assets of $11,791 and $14,407 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On August 1, 2023, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2023 of $0.4714 per unit. This distribution is payable on August 25, 2023 to unitholders of record as of August 11, 2023.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to the Partnership	$11,886	$16,438	$26,778	$32,632
Less:
Limited partners' distribution declared on common units	16,604	16,595	33,207	33,195
Distribution in excess of net income	$(4,718)	$(157)	$(6,429)	$(563)

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

	Three Months Ended June 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,604	$—	$16,604
Distribution in excess of net income	(4,718)	—	(4,718)
Net income	$11,886	$—	$11,886
Weighted average units outstanding:
Basic and diluted	35,221,868		35,221,868
Net income per limited partner unit:
Basic and diluted	$0.34

	Three Months Ended June 30, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,595	$—	$16,595
Distribution in excess of net income	(157)	—	(157)
Net income	$16,438	$—	$16,438
Weighted average units outstanding:
Basic and diluted	35,209,218		35,209,218
Net income per limited partner unit:
Basic and diluted	$0.47

	Six Months Ended June 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,207	$—	$33,207
Distribution in excess of net income	(6,429)	—	(6,429)
Net income	$26,778	$—	$26,778
Weighted average units outstanding:
Basic and diluted	35,221,868		35,221,868
Net income per limited partner unit:
Basic and diluted	$0.76

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
The Partnership's distribution for the three months ended June 30, 2023 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions per common unit	$0.4714	$0.4714	$0.9428	$0.9428
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of June 30, 2023.
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
Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales—Westlake	$224,575	$365,112	$482,046	$655,769
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Feedstock purchased from Westlake and included in cost of sales	$80,727	$239,920	$183,769	$402,199
Other charges from Westlake and included in cost of sales	29,729	46,963	60,635	86,430
Total	$110,456	$286,883	$244,404	$488,629
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Services received from Westlake and included in selling, general and administrative expenses	$6,625	$6,864	$13,296	$13,430
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Goods and services purchased from Westlake and capitalized as assets	$1,173	$623	$1,872	$1,373

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,058 and $940 was included in the receivable under the Investment Management Agreement balance at June 30, 2023 and December 31, 2022, respectively. Total interest earned related to the Investment Management Agreement was $1,058 and $191 for the three months ended June 30, 2023 and 2022, respectively, and $1,965 and $243 for the six months ended June 30, 2023 and 2022, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2023	December 31, 2022
Receivable under the Investment Management Agreement	$94,230	$64,996
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
Based on OpCo's 2022 production, the Partnership recognized buyer deficiency fees of $23,835 during 2022. The buyer deficiency fee was received by the Partnership in January 2023. Additionally, as a result of force majeure events in 2021, the Partnership recognized a shortfall fee of $58,906 during 2021, of which $7,193 remained to be collected by the Partnership as of December 31, 2022. Of this amount, $5,890 was received in the six months ended June 30, 2023 and the remaining amount will be collected during the remainder of 2023 pursuant to the terms of the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2023	December 31, 2022
Accounts receivable—Westlake	$45,467	$90,965
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	June 30, 2023	December 31, 2022
Accounts payable—Westlake	$10,606	$34,087
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $310 and $574 for the three months ended June 30, 2023 and 2022, respectively, and $1,047 and $1,260 for the six months ended June 30, 2023 and 2022, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances, net of capitalized interest, for the three months ended June 30, 2023 and 2022 was $6,117 and $2,859, respectively. Interest on related party debt payable balances, net of capitalized interest, for the six months ended June 30, 2023 and 2022 was $13,432 and $5,058, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At June 30, 2023 and December 31, 2022, accrued interest on related party debt was $6,156 and $4,733, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2023	December 31, 2022
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2023 and 2022, Westlake accounted for approximately 85.0% and 81.4%, respectively, of the Partnership's net sales. During the six months ended June 30, 2023 and 2022, Westlake accounted for approximately 84.3% and 80.8%, respectively, of the Partnership's net sales.
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2023	December 31, 2022
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of June 30, 2023, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 6.7% and 4.8% at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2023 and December 31, 2022 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$406,687	$399,674	$405,879
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $26,952 and $17,537 at June 30, 2023 and December 31, 2022, respectively. Accrued maintenance expense, accrued turnaround costs, accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $3,780, $6,748, $6,156 and $4,423, respectively, at June 30, 2023 and $3,752, $674, $4,733 and $2,652, respectively, at December 31, 2022. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $4,368 and $6,557 at June 30, 2023 and 2022, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $11,987 and $4,237 for the six months ended June 30, 2023 and 2022, respectively.
12. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require the Partnership to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. These laws include the federal Clean Air Act, the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Toxic Substances Control Act and various other federal, state and local laws and regulations. Under CERCLA, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because the Partnership's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership. Pursuant to the Omnibus Agreement, certain subsidiaries of Westlake will indemnify the Partnership for liabilities that occurred or existed prior to August 4, 2014.
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
MLP distributable cash flow is not a substitute for the GAAP measures of net income or net cash provided by operating activities. MLP distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA is not a substitute for the GAAP measures of net income, income from operations or net cash provided by operating activities. In addition, it should be noted that companies calculate EBITDA differently and, therefore, EBITDA as presented for us may not be comparable to EBITDA reported by other companies. EBITDA has material limitations as a performance measure because it excludes interest expense, depreciation and amortization, and income taxes. Reconciliations for each of MLP distributable cash flow and EBITDA are included in the "Results of Operations" section below.

Recent Development
Calvert City Olefins Turnaround
During May 2023, we performed our planned major maintenance activities, or turnaround, of OpCo's Calvert City Olefins production facility located at Westlake's Calvert City, Kentucky site.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue
Net sales—Westlake	$224,575	$365,112	$482,046	$655,769
Net co-products, ethylene and other sales—third parties	39,602	83,673	89,808	155,416
Total net sales	264,177	448,785	571,854	811,185
Cost of sales	176,455	351,483	378,059	622,444
Gross profit	87,722	97,302	193,795	188,741
Selling, general and administrative expenses	7,229	9,919	15,143	18,146
Income from operations	80,493	87,383	178,652	170,595
Other income (expense)
Interest expense—Westlake	(6,117)	(2,859)	(13,432)	(5,058)
Other income, net	1,061	90	1,881	65
Income before income taxes	75,437	84,614	167,101	165,602
Provision for income taxes	173	175	385	338
Net income	75,264	84,439	166,716	165,264
Less: Net income attributable to noncontrolling interest in OpCo	63,378	68,001	139,938	132,632
Net income attributable to Westlake Chemical Partners LP	$11,886	$16,438	$26,778	$32,632
MLP distributable cash flow (1)	$14,985	$19,584	$32,536	$38,875
EBITDA (2)	$108,594	$118,482	$234,209	$232,951
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-33.0%	-8.1%	-26.8%	-2.7%

			Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			-71.3%	-55.0%
Feedstock (Ethane)			-64.0%	-53.3%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$98,543	$120,857	$243,403	$225,667
Loss from disposition of property, plant and equipment	(55)	(460)	(422)	(3,430)
Changes in operating assets and liabilities and other	(23,224)	(35,958)	(76,265)	(56,973)
Net income	75,264	84,439	166,716	165,264
Add:
Depreciation, amortization and disposition of property, plant and equipment	27,095	31,469	54,098	65,722
Less:
Contribution to turnaround reserves	(6,967)	(7,284)	(14,273)	(14,488)
Maintenance capital expenditures	(6,521)	(10,372)	(14,545)	(23,825)
Distributable cash flow attributable to noncontrolling interest in OpCo	(73,886)	(78,668)	(159,460)	(153,798)
MLP distributable cash flow	$14,985	$19,584	$32,536	$38,875
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$98,543	$120,857	$243,403	$225,667
Loss from disposition of property, plant and equipment	(55)	(460)	(422)	(3,430)
Changes in operating assets and liabilities and other	(23,224)	(35,958)	(76,265)	(56,973)
Net income	75,264	84,439	166,716	165,264
Less:
Other income, net	1,061	90	1,881	65
Interest expense—Westlake	(6,117)	(2,859)	(13,432)	(5,058)
Provision for income taxes	(173)	(175)	(385)	(338)
Income from operations	80,493	87,383	178,652	170,595
Add:
Depreciation and amortization	27,040	31,009	53,676	62,291
Other income, net	1,061	90	1,881	65
EBITDA	$108,594	$118,482	$234,209	$232,951

Summary
For the quarter ended June 30, 2023, net income was $75.3 million on net sales of $264.2 million. This represents a decrease in net income of $9.1 million as compared to net income of $84.4 million on net sales of $448.8 million for the quarter ended June 30, 2022. Net income attributable to the Partnership for the second quarter of 2023 was $11.9 million as compared to $16.4 million for the second quarter of 2022, a decrease of $4.5 million. Income from operations was $80.5 million for the second quarter of 2023 as compared to $87.4 million for the second quarter of 2022. Income from operations, net income and net income attributable to the Partnership for the second quarter of 2023 as compared to the second quarter of 2022 were lower primarily due to lower ethylene and co-products sales prices and lower volumes due to the planned Calvert City Olefins turnaround in the second quarter of 2023 compared to the second quarter of 2022, partially offset by lower ethane feedstock costs and natural gas prices. Net income attributable to the Partnership was also impacted by higher interest expense attributable to the Partnership for the second quarter of 2023 as compared to the second quarter of 2022, primarily due to a higher average interest rate on debt owed to Westlake. Net sales for the second quarter of 2023 decreased by $184.6 million as compared to net sales for the second quarter of 2022, mainly due to lower ethylene and co-products sales prices and lower volumes due to the turnaround during the second quarter of 2023 as compared to the second quarter of 2022.
For the six months ended June 30, 2023, net income was $166.7 million on net sales of $571.9 million. This represents an increase in net income of $1.4 million as compared to net income of $165.3 million on net sales of $811.2 million for the six months ended June 30, 2022. Net income attributable to the Partnership for the six months ended June 30, 2023 was $26.8 million as compared to $32.6 million for the six months ended June 30, 2022, a decrease of $5.8 million. Income from operations was $178.7 million for the six months ended June 30, 2023 as compared to $170.6 million for the six months ended June 30, 2022. Income from operations and net income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 were higher primarily due to lower ethane feedstock costs and natural gas prices in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by lower ethylene and co-products sales prices and lower volumes due to the turnaround. Net income attributable to the Partnership for the six months ended June 30, 2023 decreased as compared to the six months ended June 30, 2022 primarily due to higher interest expense attributable to the Partnership, partially offset by the higher income from operations as discussed above. Net sales for the six months ended June 30, 2023 decreased by $239.3 million as compared to net sales for the six months ended June 30, 2022, mainly due to lower ethylene and co-products sales prices and lower volumes due to the turnaround during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
RESULTS OF OPERATIONS
Second Quarter 2023 Compared with Second Quarter 2022
Net Sales. Total net sales decreased by $184.6 million, or 41.1%, to $264.2 million in the second quarter of 2023 from $448.8 million in the second quarter of 2022. The decrease in net sales in the second quarter of 2023 was primarily due to lower ethylene and co-products sales prices and volumes during the second quarter of 2023 as compared to the second quarter of 2022. The lower average sales prices in the second quarter of 2023 contributed to a 33.0% decrease in net sales compared to the second quarter of 2022. The lower sales volumes in the second quarter of 2023 contributed to an 8.1% decrease in net sales compared to the second quarter of 2022. The lower sales volumes were primarily due to the turnaround in the second quarter of 2023.
Gross Profit. Gross profit decreased to $87.7 million in the second quarter of 2023 from $97.3 million in the second quarter of 2022. The gross profit margin in the second quarter of 2023 was 33.2%, as compared to 21.7% for the second quarter of 2022. The increase in gross profit margin was primarily due to lower ethane feedstock costs and natural gas prices in the second quarter of 2023 as compared to the second quarter of 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.7 million, or 27.3%, to $7.2 million in the second quarter of 2023 as compared to $9.9 million in the second quarter of 2022. The decrease in the second quarter of 2023 was mainly attributable to the provision for credit losses recognized in the second quarter of 2022.
Interest Expense—Westlake. Interest expense of $6.1 million in the second quarter of 2023 increased from $2.9 million in the second quarter of 2022 due to a higher average interest rate on debt owed to Westlake.
Other Income, net. Other income, net of $1.1 million in the second quarter of 2023 primarily represents interest earned on the balance with Westlake under the Investment Management Agreement.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $4.6 million to $15.0 million in the second quarter of 2023 from $19.6 million in the second quarter of 2022. The decrease in the second quarter of 2023, as compared to the prior-year period, was primarily attributable to higher interest expense and decreased earnings at OpCo, partially offset by decreased maintenance capital expenditures.

EBITDA. EBITDA decreased by $9.9 million to $108.6 million in the second quarter of 2023 from $118.5 million in the second quarter of 2022. The decrease was primarily due to lower ethylene and co-products sales prices and volumes during the second quarter of 2023 as compared to the second quarter of 2022, partially offset by lower ethane feedstock costs and natural gas prices.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net Sales. Total net sales decreased by $239.3 million, or 29.5%, to $571.9 million in the six months ended June 30, 2023 from $811.2 million in the six months ended June 30, 2022. The decrease in net sales in the six months ended June 30, 2023 was primarily due to lower ethylene and co-products sales prices and volumes during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The lower average sales prices in the six months ended June 30, 2023 contributed to a 26.8% decrease in net sales compared to the six months ended June 30, 2022. The lower sales volumes in the six months ended June 30, 2023 contributed to a 2.7% decrease in net sales as compared to the six months ended June 30, 2022. The lower sales volumes were primarily due to the turnaround in the six months ended June 30, 2023.
Gross Profit. Gross profit increased to $193.8 million in the six months ended June 30, 2023 from $188.7 million in the six months ended June 30, 2022. The gross profit margin in the six months ended June 30, 2023 was 33.9%, as compared to 23.3% for the six months ended June 30, 2022. The increase in gross profit margin was primarily due to lower ethane feedstock costs and natural gas prices in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.0 million, or 16.6%, to $15.1 million in the six months ended June 30, 2023 as compared to $18.1 million in the six months ended June 30, 2022. The decrease in the six months ended June 30, 2023 was mainly attributable to the provision for credit losses recognized in the six months ended June 30, 2022.
Interest Expense—Westlake. Interest expense of $13.4 million in the six months ended June 30, 2023 increased from $5.1 million in the six months ended June 30, 2022 due to a higher average interest rate on debt owed to Westlake.
Other Income, net. Other income, net of $1.9 million in the six months ended June 30, 2023 primarily represents interest earned on the balance with Westlake under the Investment Management Agreement.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $6.4 million to $32.5 million in the six months ended June 30, 2023 from $38.9 million in the six months ended June 30, 2022. The decrease in the six months ended June 30, 2023, as compared to the prior-year period, was primarily attributable to higher interest expense, partially offset by increased earnings at OpCo and decreased maintenance capital expenditures.
EBITDA. EBITDA increased by $1.2 million to $234.2 million in the six months ended June 30, 2023 from $233.0 million in the six months ended June 30, 2022. The increase was primarily due to lower ethane feedstock costs and natural gas prices during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, partially offset by lower ethylene and co-products sales prices and volumes.
CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Operating Activities
Operating activities provided cash of $243.4 million in the first six months of 2023 compared to cash provided by operating activities of $225.7 million in the first six months of 2022. The $17.7 million increase in cash flows from operating activities was mainly due to an increase in cash provided by working capital during the six months ended June 30, 2023 as compared to the prior-year period, which was partially offset by the cash used for the Calvert City Olefins turnaround activity. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $49.7 million in the first six months of 2023 as compared to $6.1 million of cash used in the first six months of 2022, resulting in an overall favorable change of $55.8 million. The favorable change in working capital was mainly attributable to a favorable change in accounts receivable—third parties, accounts payable—third parties and accrued and other liabilities primarily due to the timing of payment of accruals and the impact on accounts receivable of the Petro 2 turnaround activities in 2021, which impacted the changes in working capital in the first six months of 2022. These favorable changes were partially offset by an unfavorable change in net accounts receivable—Westlake primarily due to an unfavorable change in accounts payable—Westlake due to fluctuating ethane feedstock costs and a smaller buyer deficiency fee and Shortfall collected in the first six months of 2023 as compared to the first six months of 2022.

Investing Activities
Net cash used for investing activities in the first six months of 2023 was $46.3 million as compared to net cash used for investing activities of $55.3 million in the first six months of 2022. The $9.0 million decrease in net cash used for investing activities was mainly due to the decrease in capital expenditures in the first six months of 2023 as compared to the prior-year period, partially offset by an increase in net cash invested under the Investment Management Agreement. Capital expenditures in the first six months of 2023 and 2022 were primarily related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first six months of 2023 was $202.5 million as compared to net cash used for financing activities of $169.0 million in the first six months of 2022. The outflows in the first six months of 2023 were related to distributions of $169.3 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership. The cash outflows in the first six months of 2022 were related to distributions of $135.8 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2023.
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
On August 1, 2023, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on August 25, 2023 to unitholders of record as of August 11, 2023, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on June 30, 2023. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the six months ended June 30, 2023 and 2022. Total capital expenditures for the six months ended June 30, 2023 and 2022 were $17.2 million and $32.3 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.

Cash and Cash Equivalents
As of June 30, 2023, our cash and cash equivalents totaled $59.4 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $94.2 million of cash invested under the Investment Management Agreement at June 30, 2023.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of June 30, 2023, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with the SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2023, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general corporate purposes.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at June 30, 2023.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2023, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of June 30, 2023 was 6.7%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the June 30, 2023 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2022 Form 10-K, filed on March 1, 2023, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated discussion on legal proceedings, which information is incorporated by reference herein.
Under the Omnibus Agreement, certain subsidiaries of Westlake Corporation ("Westlake") have agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets that occurred or existed prior to August 4, 2014.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2023, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 3, 2023	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 3, 2023	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)