Form 10-Q
period 2023-09-30
Westlake Chemical Partners LP
filed 2023-11-02
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,228,134 common units outstanding as of October 26, 2023.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$65,869	$64,782
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	84,358	64,996
Accounts receivable, net—Westlake	54,625	90,965
Accounts receivable, net—third parties	21,626	20,030
Inventories	4,394	4,715
Prepaid expenses and other current assets	599	305
Total current assets	231,471	245,793
Property, plant and equipment, net	959,114	990,213
Goodwill	5,814	5,814
Deferred charges and other assets, net	145,111	130,159
Total assets	$1,341,510	$1,371,979
LIABILITIES
Current liabilities
Accounts payable—Westlake	$25,261	$34,087
Accounts payable—third parties	18,984	15,317
Accrued and other liabilities	31,355	17,537
Total current liabilities	75,600	66,941
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,656	1,656
Other liabilities	3,308	—
Total liabilities	480,238	468,271
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,105,904 and 21,099,638 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	474,895	480,643
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	49,919	53,859
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	282,242	291,930
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	579,030	611,778
Total equity	861,272	903,708
Total liabilities and equity	$1,341,510	$1,371,979
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$289,303	$364,273	$771,349	$1,020,042
Net co-products, ethylene and other sales—third parties	32,361	50,850	122,169	206,266
Total net sales	321,664	415,123	893,518	1,226,308
Cost of sales	228,683	324,629	606,742	947,073
Gross profit	92,981	90,494	286,776	279,235
Selling, general and administrative expenses	6,741	8,678	21,884	26,824
Income from operations	86,240	81,816	264,892	252,411
Other income (expense)
Interest expense—Westlake	(6,437)	(3,645)	(19,869)	(8,703)
Other income, net	1,272	618	3,153	683
Income before income taxes	81,075	78,789	248,176	244,391
Provision for income taxes	222	484	607	822
Net income	80,853	78,305	247,569	243,569
Less: Net income attributable to noncontrolling interest in OpCo	67,647	63,548	207,585	196,180
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$13,206	$14,757	$39,984	$47,389
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.37	$0.42	$1.14	$1.35
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,103,180	21,096,317	21,100,832	21,093,578
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
Net income	8,921	5,971	—	76,560	91,452
Distribution to unitholders	(9,947)	(6,657)	—	—	(16,604)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(88,678)	(88,678)
Balances at March 31, 2023	$479,617	$53,173	$(242,572)	$599,660	$889,878
Net income	7,120	4,766	—	63,378	75,264
Distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(80,581)	(80,581)
Balances at June 30, 2023	$476,791	$51,282	$(242,572)	$582,457	$867,958
Net income	7,911	5,295	—	67,647	80,853
Units issued for vested phantom units	141	—	—	—	141
Distribution to unitholders	(9,948)	(6,658)	—	—	(16,606)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(71,074)	(71,074)
Balances at September 30, 2023	$474,895	$49,919	$(242,572)	$579,030	$861,272

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	9,700	6,494	—	64,631	80,825
Distribution to unitholders	(9,946)	(6,657)	—	—	(16,603)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(60,688)	(60,688)
Balances at March 31, 2022	$481,550	$54,591	$(242,572)	$682,663	$976,232
Net income	9,846	6,592	—	68,001	84,439
Distribution to unitholders	(9,943)	(6,657)	—	—	(16,600)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,130)	(75,130)
Balances at June 30, 2022	$481,453	$54,526	$(242,572)	$675,534	$968,941
Net income	8,839	5,918	—	63,548	78,305
Units issued for vested phantom units	190	—	—	—	190
Distribution to unitholders	(9,947)	(6,657)	—	—	(16,604)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(78,668)	(78,668)
Balances at September 30, 2022	$480,535	$53,787	$(242,572)	$660,414	$952,164

The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in thousands of dollars)
Cash flows from operating activities
Net income	$247,569	$243,569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	81,902	91,682
Loss from disposition of property, plant and equipment	4,438	4,388
Other losses (gains), net	(86)	4,400
Changes in operating assets and liabilities
Accounts receivable—third parties	(1,510)	(23,109)
Net accounts receivable—Westlake	26,631	68,520
Inventories	321	3,539
Prepaid expenses and other current assets	(294)	(62)
Accounts payable—third parties	4,772	(14,269)
Accrued and other liabilities	9,553	(32,326)
Other, net	(28,968)	(5,170)
Net cash provided by operating activities	344,328	341,162
Cash flows from investing activities
Additions to property, plant and equipment	(33,979)	(45,458)
Investments with Westlake under the Investment Management Agreement	(164,116)	(276,000)
Maturities of investments with Westlake under the Investment Management Agreement	145,000	247,000
Net cash used for investing activities	(53,095)	(74,458)
Cash flows from financing activities
Proceeds from debt payable to Westlake	155,250	—
Repayment of debt payable to Westlake	(155,250)	—
Distributions to noncontrolling interest retained in OpCo by Westlake	(240,333)	(214,486)
Distributions to unitholders	(49,813)	(49,807)
Net cash used for financing activities	(290,146)	(264,293)
Net increase in cash and cash equivalents	1,087	2,411
Cash and cash equivalents at beginning of period	64,782	17,057
Cash and cash equivalents at end of period	$65,869	$19,468
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022 and the changes in its cash position for the nine months ended September 30, 2023 and 2022.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2023	December 31, 2022
Trade customers	$18,464	$18,813
Allowance for credit losses	(195)	(280)
Other receivables	3,357	1,497
Accounts receivable, net—third parties	$21,626	$20,030
3. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Finished products	$3,823	$4,093
Feedstock, additives and chemicals	571	622
Inventories	$4,394	$4,715
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,282 and $23,368 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense on property, plant and equipment of $63,167 and $71,252 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $6,944 and $6,023 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively. Amortization expense on deferred charges and other assets of $18,735 and $20,430 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On October 31, 2023, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2023 of $0.4714 per unit. This distribution is payable on November 27, 2023 to unitholders of record as of November 10, 2023.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to the Partnership	$13,206	$14,757	$39,984	$47,389
Less:
Limited partners' distribution declared on common units	16,607	16,604	49,814	49,799
Distribution in excess of net income	$(3,401)	$(1,847)	$(9,830)	$(2,410)

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

	Three Months Ended September 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,607	$—	$16,607
Distribution in excess of net income	(3,401)	—	(3,401)
Net income	$13,206	$—	$13,206
Weighted average units outstanding:
Basic and diluted	35,225,410		35,225,410
Net income per limited partner unit:
Basic and diluted	$0.37

	Three Months Ended September 30, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,604	$—	$16,604
Distribution in excess of net income	(1,847)	—	(1,847)
Net income	$14,757	$—	$14,757
Weighted average units outstanding:
Basic and diluted	35,218,547		35,218,547
Net income per limited partner unit:
Basic and diluted	$0.42

	Nine Months Ended September 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,814	$—	$49,814
Distribution in excess of net income	(9,830)	—	(9,830)
Net income	$39,984	$—	$39,984
Weighted average units outstanding:
Basic and diluted	35,223,062		35,223,062
Net income per limited partner unit:
Basic and diluted	$1.14

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
The Partnership's distribution for the three months ended September 30, 2023 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions per common unit	$0.4714	$0.4714	$1.4142	$1.4142
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of September 30, 2023.
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
Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales—Westlake	$289,303	$364,273	$771,349	$1,020,042
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Feedstock purchased from Westlake and included in cost of sales	$120,040	$201,044	$303,809	$603,243
Other charges from Westlake and included in cost of sales	31,072	49,144	91,707	135,574
Total	$151,112	$250,188	$395,516	$738,817
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Services received from Westlake and included in selling, general and administrative expenses	$6,670	$7,080	$19,966	$20,510
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Goods and services purchased from Westlake and capitalized as assets	$1,035	$832	$2,907	$2,205

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,186 and $940 was included in the receivable under the Investment Management Agreement balance at September 30, 2023 and December 31, 2022, respectively. Total interest earned related to the Investment Management Agreement was $1,186 and $691 for the three months ended September 30, 2023 and 2022, respectively, and $3,151 and $934 for the nine months ended September 30, 2023 and 2022, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2023	December 31, 2022
Receivable under the Investment Management Agreement	$84,358	$64,996
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
Based on OpCo's 2022 production, the Partnership recognized buyer deficiency fees of $23,835 during 2022. The buyer deficiency fee was received by the Partnership in January 2023. Additionally, as a result of force majeure events in 2021, the Partnership recognized a shortfall fee of $58,906 during 2021, of which $7,193 remained to be collected by the Partnership as of December 31, 2022. Of this amount, $6,451 was received in the nine months ended September 30, 2023 and the remaining amount will be collected during the remainder of 2023 pursuant to the terms of the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2023	December 31, 2022
Accounts receivable—Westlake	$54,625	$90,965
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	September 30, 2023	December 31, 2022
Accounts payable—Westlake	$25,261	$34,087
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $433 and $719 for the three months ended September 30, 2023 and 2022, respectively, and $1,480 and $1,979 for the nine months ended September 30, 2023 and 2022, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances, net of capitalized interest, for the three months ended September 30, 2023 and 2022 was $6,437 and $3,645, respectively. Interest on related party debt payable balances, net of capitalized interest, for the nine months ended September 30, 2023 and 2022 was $19,869 and $8,703, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2023 and December 31, 2022, accrued interest on related party debt was $6,486 and $4,733, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2023	December 31, 2022
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2023 and 2022, Westlake accounted for approximately 89.9% and 87.8%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2023 and 2022, Westlake accounted for approximately 86.3% and 83.2%, respectively, of the Partnership's net sales.
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2023	December 31, 2022
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of September 30, 2023, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 7.1% and 4.8% at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2023 and December 31, 2022 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$409,637	$399,674	$405,879
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $31,355 and $17,537 at September 30, 2023 and December 31, 2022, respectively. Accrued maintenance expense, accrued capital expenditures, accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $10,020, $5,320, $6,486 and $4,881, respectively, at September 30, 2023 and $3,752, $2,442, $4,733 and $2,652, respectively, at December 31, 2022. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $8,262 and $7,654 at September 30, 2023 and 2022, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $18,095 and $7,335 for the nine months ended September 30, 2023 and 2022, respectively.
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
On September 27, 2021, shortly after the turnaround on Petro 2 commenced, there was a flash fire at the quench tower of the Petro 2 facility. Contractors working on the quench tower were injured. There are lawsuits pending in connection with the flash fire. Litigation and discovery are continuing, and settlements have been reached with most of the plaintiffs.
The Partnership is also involved in other legal proceedings incidental to the conduct of its business. After considering all relevant facts and circumstances, including applicable insurance, the Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue
Net sales—Westlake	$289,303	$364,273	$771,349	$1,020,042
Net co-products, ethylene and other sales—third parties	32,361	50,850	122,169	206,266
Total net sales	321,664	415,123	893,518	1,226,308
Cost of sales	228,683	324,629	606,742	947,073
Gross profit	92,981	90,494	286,776	279,235
Selling, general and administrative expenses	6,741	8,678	21,884	26,824
Income from operations	86,240	81,816	264,892	252,411
Other income (expense)
Interest expense—Westlake	(6,437)	(3,645)	(19,869)	(8,703)
Other income, net	1,272	618	3,153	683
Income before income taxes	81,075	78,789	248,176	244,391
Provision for income taxes	222	484	607	822
Net income	80,853	78,305	247,569	243,569
Less: Net income attributable to noncontrolling interest in OpCo	67,647	63,548	207,585	196,180
Net income attributable to Westlake Chemical Partners LP	$13,206	$14,757	$39,984	$47,389
MLP distributable cash flow (1)	$13,620	$16,734	$46,156	$55,609
EBITDA (2)	$115,738	$111,825	$349,947	$344,776
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-27.7%	+7.8%	-27.0%	+0.7%

			Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			-69.4%	-60.9%
Feedstock (Ethane)			-46.0%	-50.7%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$100,925	$115,495	$344,328	$341,162
Loss from disposition of property, plant and equipment	(4,016)	(958)	(4,438)	(4,388)
Changes in operating assets and liabilities and other	(16,056)	(36,232)	(92,321)	(93,205)
Net income	80,853	78,305	247,569	243,569
Add:
Depreciation, amortization and disposition of property, plant and equipment	32,242	30,349	86,340	96,070
Less:
Contribution to turnaround reserves	(7,565)	(7,323)	(21,838)	(21,811)
Maintenance capital expenditures	(22,862)	(14,348)	(37,407)	(38,172)
Distributable cash flow attributable to noncontrolling interest in OpCo	(69,048)	(70,249)	(228,508)	(224,047)
MLP distributable cash flow	$13,620	$16,734	$46,156	$55,609
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$100,925	$115,495	$344,328	$341,162
Loss from disposition of property, plant and equipment	(4,016)	(958)	(4,438)	(4,388)
Changes in operating assets and liabilities and other	(16,056)	(36,232)	(92,321)	(93,205)
Net income	80,853	78,305	247,569	243,569
Less:
Other income, net	1,272	618	3,153	683
Interest expense—Westlake	(6,437)	(3,645)	(19,869)	(8,703)
Provision for income taxes	(222)	(484)	(607)	(822)
Income from operations	86,240	81,816	264,892	252,411
Add:
Depreciation and amortization	28,226	29,391	81,902	91,682
Other income, net	1,272	618	3,153	683
EBITDA	$115,738	$111,825	$349,947	$344,776

Summary
For the quarter ended September 30, 2023, net income was $80.9 million on net sales of $321.7 million. This represents an increase in net income of $2.6 million as compared to net income of $78.3 million on net sales of $415.1 million for the quarter ended September 30, 2022. Net income attributable to the Partnership for the third quarter of 2023 was $13.2 million as compared to $14.8 million for the third quarter of 2022, a decrease of $1.6 million. Income from operations was $86.2 million for the third quarter of 2023 as compared to $81.8 million for the third quarter of 2022. Income from operations and net income for the third quarter of 2023 as compared to the third quarter of 2022 were higher primarily due to lower ethane feedstock and natural gas costs in the third quarter of 2023 compared to the third quarter of 2022, partially offset by lower ethylene and co-products sales prices. Net income attributable to the Partnership for the third quarter of 2023 decreased as compared to the third quarter of 2022, primarily due to higher interest expense attributable to the Partnership, partially offset by the higher income from operations as discussed above. Net sales for the third quarter of 2023 decreased by $93.4 million as compared to net sales for the third quarter of 2022, mainly due to lower ethylene and co-products sales prices during the third quarter of 2023 as compared to the third quarter of 2022, partially offset by higher ethylene and co-products sales volumes.
For the nine months ended September 30, 2023, net income was $247.6 million on net sales of $893.5 million. This represents an increase in net income of $4.0 million as compared to net income of $243.6 million on net sales of $1,226.3 million for the nine months ended September 30, 2022. Net income attributable to the Partnership for the nine months ended September 30, 2023 was $40.0 million as compared to $47.4 million for the nine months ended September 30, 2022, a decrease of $7.4 million. Income from operations was $264.9 million for the nine months ended September 30, 2023 as compared to $252.4 million for the nine months ended September 30, 2022. Income from operations and net income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 were higher primarily due to lower ethane feedstock and natural gas costs in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by lower ethylene and co-products sales prices. Net income attributable to the Partnership for the nine months ended September 30, 2023 decreased as compared to the nine months ended September 30, 2022, primarily due to higher interest expense attributable to the Partnership, partially offset by the higher income from operations as discussed above. Net sales for the nine months ended September 30, 2023 decreased by $332.8 million as compared to net sales for the nine months ended September 30, 2022, mainly due to lower ethylene and co-products sales prices during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
RESULTS OF OPERATIONS
Third Quarter 2023 Compared with Third Quarter 2022
Net Sales. Total net sales decreased by $93.4 million, or 22.5%, to $321.7 million in the third quarter of 2023 from $415.1 million in the third quarter of 2022. The decrease in net sales in the third quarter of 2023 was primarily due to lower ethylene and co-products sales prices in the third quarter of 2023 as compared to the third quarter of 2022, partially offset by higher ethylene and co-products sales volumes. Additionally, net sales in the third quarter of 2022 included a buyer deficiency fee recognized in the period. Lower average sales prices in the third quarter of 2023 contributed to a 27.7% decrease in net sales compared to the third quarter of 2022. Higher sales volumes in the third quarter of 2023 contributed to a 7.8% increase in net sales compared to the third quarter of 2022.
Gross Profit. Gross profit increased to $93.0 million in the third quarter of 2023 from $90.5 million in the third quarter of 2022. Gross profit margin in the third quarter of 2023 was 28.9%, as compared to 21.8% for the third quarter of 2022. The increase in gross profit margin was primarily due to lower ethane feedstock and natural gas costs in the third quarter of 2023 as compared to the third quarter of 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.0 million, or 23.0%, to $6.7 million in the third quarter of 2023 as compared to $8.7 million in the third quarter of 2022. The decrease in the third quarter of 2023 was mainly attributable to a reduction in the provision for credit losses recognized in the third quarter of 2022.
Interest Expense—Westlake. Interest expense of $6.4 million in the third quarter of 2023 increased from $3.6 million in the third quarter of 2022 due to a higher average interest rate on debt owed to Westlake.
Other Income, net. Other income, net of $1.3 million in the third quarter of 2023 primarily represents interest earned on the balance with Westlake under the Investment Management Agreement.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $3.1 million to $13.6 million in the third quarter of 2023 from $16.7 million in the third quarter of 2022. The decrease in the third quarter of 2023, as compared to the prior-year period, was primarily attributable to increased maintenance capital expenditures and higher interest expense, partially offset by increased earnings at OpCo.

EBITDA. EBITDA increased by $3.9 million to $115.7 million in the third quarter of 2023 from $111.8 million in the third quarter of 2022. The increase was primarily due to lower ethane feedstock and natural gas costs in the third quarter of 2023 as compared to the third quarter of 2022, partially offset by lower ethylene and co-products sales prices.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net Sales. Total net sales decreased by $332.8 million, or 27.1%, to $893.5 million in the nine months ended September 30, 2023 from $1,226.3 million in the nine months ended September 30, 2022. The decrease in net sales in the nine months ended September 30, 2023 was primarily due to lower ethylene and co-products sales prices during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Lower average sales prices in the nine months ended September 30, 2023 contributed to a 27.0% decrease in net sales compared to the nine months ended September 30, 2022. Higher sales volumes in the nine months ended September 30, 2023 contributed to a 0.7% increase in net sales as compared to the nine months ended September 30, 2022.
Gross Profit. Gross profit increased to $286.8 million in the nine months ended September 30, 2023 from $279.2 million in the nine months ended September 30, 2022. The gross profit margin in the nine months ended September 30, 2023 was 32.1%, as compared to 22.8% for the nine months ended September 30, 2022. The increase in gross profit margin was primarily due to lower ethane feedstock and natural gas costs in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.9 million, or 18.3%, to $21.9 million in the nine months ended September 30, 2023 as compared to $26.8 million in the nine months ended September 30, 2022. The decrease in the nine months ended September 30, 2023 was mainly attributable to a reduction in the provision for credit losses recognized in the nine months ended September 30, 2022.
Interest Expense—Westlake. Interest expense of $19.9 million in the nine months ended September 30, 2023 increased from $8.7 million in the nine months ended September 30, 2022 due to a higher average interest rate on debt owed to Westlake.
Other Income, net. Other income, net of $3.2 million in the nine months ended September 30, 2023 primarily represents interest earned on the balance with Westlake under the Investment Management Agreement.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $9.4 million to $46.2 million in the nine months ended September 30, 2023 from $55.6 million in the nine months ended September 30, 2022. The decrease in the nine months ended September 30, 2023, as compared to the prior-year period, was primarily attributable to higher interest expense, partially offset by increased earnings at OpCo.
EBITDA. EBITDA increased by $5.1 million to $349.9 million in the nine months ended September 30, 2023 from $344.8 million in the nine months ended September 30, 2022. The increase was primarily due to lower ethane feedstock and natural gas costs in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, partially offset by lower ethylene and co-products sales prices.
CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Operating Activities
Operating activities provided cash of $344.3 million in the first nine months of 2023 compared to cash provided by operating activities of $341.2 million in the first nine months of 2022. The $3.1 million increase in cash flows from operating activities was mainly due to an increase of $37.2 million in cash provided by working capital during the nine months ended September 30, 2023 as compared to the prior-year period, which was partially offset by cash used for the Calvert City Olefins turnaround activity. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $39.5 million in the first nine months of 2023 as compared to $2.3 million of cash provided in the first nine months of 2022, resulting in an overall favorable change of $37.2 million. The favorable change in working capital was mainly attributable to a favorable change in accounts receivable—third parties, accounts payable—third parties and accrued and other liabilities, primarily due to the timing of payment of accruals and the impact on accounts receivable of the Petro 2 turnaround activities in 2021, which impacted the changes in working capital in the first nine months of 2022. These favorable changes were partially offset by an unfavorable change in accounts payable—Westlake due to fluctuating ethane feedstock costs. Additionally, there was an unfavorable change in accounts receivable, net—Westlake due to a smaller buyer deficiency fee and Shortfall collected in the first nine months of 2023 as compared to the first nine months of 2022, which was partially offset by the impact on accounts receivable, net—Westlake of the Petro 2 turnaround activities in 2021.

Investing Activities
Net cash used for investing activities in the first nine months of 2023 was $53.1 million as compared to net cash used for investing activities of $74.5 million in the first nine months of 2022. The $21.4 million decrease in net cash used for investing activities was mainly due to a decrease in capital expenditures and a decrease in net cash invested under the Investment Management Agreement in the first nine months of 2023 as compared to the prior-year period. Capital expenditures in the first nine months of 2023 and 2022 were primarily related to projects to increase production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first nine months of 2023 was $290.1 million as compared to net cash used for financing activities of $264.3 million in the first nine months of 2022. The outflows in the first nine months of 2023 were related to distributions of $240.3 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership. The cash outflows in the first nine months of 2022 were related to distributions of $214.5 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2023.
Based on the terms of our cash distribution policy, we expect that we will distribute to our partners most of the excess cash generated by our operations. To the extent we do not generate sufficient cash flow to fund capital expenditures, we expect to fund them primarily from external sources, including borrowing directly from Westlake, as well as future issuances of equity interests or debt.
The Partnership maintains separate bank accounts, but Westlake continues to provide treasury services on our behalf under the Omnibus Agreement. Our sources of liquidity include cash generated from operations, the OpCo Revolver, the MLP Revolver and, if necessary and possible under then current market conditions, the issuance of additional equity interests or debt. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Westlake may also provide other direct and indirect financing to us from time to time, although it is not obligated to do so.
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
On October 31, 2023, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on November 27, 2023 to unitholders of record as of November 10, 2023, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on September 30, 2023. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the nine months ended September 30, 2023 and 2022. Total capital expenditures for the nine months ended September 30, 2023 and 2022 were $34.0 million and $45.5 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.

Cash and Cash Equivalents
As of September 30, 2023, our cash and cash equivalents totaled $65.9 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $84.4 million of cash invested under the Investment Management Agreement at September 30, 2023.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of September 30, 2023, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2023, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
•widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•the impact of ongoing supply chain constraints caused by the conflicts in the Middle East and between Russia and Ukraine;
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
•uncertainties associated with the United States and worldwide economies, including those due to political tensions and conflict in the Middle East and elsewhere, including the conflict between Russia and Ukraine;
•uncertainties associated with pandemic infectious diseases;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at September 30, 2023.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2023, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of September 30, 2023 was 7.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the September 30, 2023 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2023, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 2, 2023	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 2, 2023	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)