Form 10-K
period 2023-12-31
Westlake Chemical Partners LP
filed 2024-02-28
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2023, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 30, 2023 of $21.69 on the New York Stock Exchange, was approximately $420.2 million. Common units held by executive officers and directors of the registrant's general partner and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed the directors and executive officers of its general partner and those of its affiliates to be affiliates.
The registrant had 35,228,134 common units outstanding as of February 21, 2024.

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
ii

Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2023. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2023, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
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

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2023:

Public Common Units	59.9%
Interests of Westlake:
Common Units	40.1%
Non-Economic General Partner Interest	—
Incentive Distribution Rights (1)	—
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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2023:

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
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2023, OpCo incurred capital expenditures of $0.6 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $3.5 million in 2024 and $3.6 million in 2025, respectively, related to environmental compliance. Additionally, in 2024, capital expenditures of approximately $1.0 million are expected to be paid by Westlake in connection with corrective actions required by the Environmental Protection Agency (the "EPA") to resolve the flare enforcement matter discussed below. Pursuant to the Omnibus Agreement, Westlake has paid and will continue to pay for all such corrective actions. See "Business—Our Agreements with Westlake—Omnibus Agreement." We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Under the Ethylene Sales Agreement, we may be entitled to charge Westlake a monthly surcharge as a result of complying with certain changes in law occurring after our IPO. See "Business—Our Agreements with Westlake—Ethylene Sales Agreement." Although we cannot predict with certainty future expenditures, management believes that our current spending trends for environmental compliance will continue.
Flare Modifications. For several years, the EPA has been conducting an enforcement initiative against petroleum refineries and petrochemical plants with respect to emissions from flares. On April 21, 2014, Westlake received a Clean Air Act Section 114 Information Request from the EPA, which sought information regarding flares at the Calvert City and Lake Charles facilities. The EPA informed Westlake that the information provided led it to believe that some of the flares were out of compliance with applicable standards. In June 2022, the Department of Justice announced that certain subsidiaries of Westlake, including OpCo, the EPA and state environmental agencies had reached agreement on a consent decree resolving this matter. The consent decree was entered by the court and became effective in October 2022. The consent decree requires OpCo and other Westlake subsidiaries to install flare gas recovery units, implement fence line monitoring, install and operate flare monitoring and control equipment to meet certain performance standards, and pay a civil penalty of $1 million. We estimate that the total cost to implement the requirements under the decree will be approximately $110 million, which includes capital expenditures associated with installation of the flare gas recovery units and monitoring and control equipment that are required to be installed at our Calvert City and Lake Charles facilities. The substantial majority of the capital expenditures and other costs required to comply with the consent decree were incurred in 2021, 2022, or 2023. Westlake has paid all penalties required under the consent decree and has planned, budgeted for and scheduled all compliance requirements going forward. As discussed above, Westlake is expected to fully indemnify us for such costs. While the final consent decree does provide for stipulated penalties if certain requirements are not met, we do not believe that any stipulated penalties, if incurred and assessed, will have a material adverse effect on our financial condition, results of operations or cash flows.
Flash Fire at Petro 2. In September 2021, Westlake and OpCo were subject to lawsuits related to a flash fire at the quench tower of the Petro 2 facility. Contractors and employees working on and near the quench tower were injured. Final settlements were reached with all of the plaintiffs to fully resolve the lawsuits by Westlake, but payment by the insurance carriers has not yet been completed. Westlake is responsible for indemnifying the Partnership in connection with any loss OpCo may have incurred as a result of the fire.

Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" below.
Human Capital
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities, and we sometimes refer to these individuals, for drafting convenience only, as our employees because they provide services directly to us. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2023, 152 employees were seconded to OpCo. Of these, 25 are covered by collective bargaining agreements that expire on November 1, 2024. There have been no strikes, lockouts or work stoppages at OpCo's facilities. We believe that Westlake's relationship with the local union officials and bargaining committees is open and positive. Westlake is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business.
Legal Proceedings
In the ordinary conduct of our business, we and Westlake and our and Westlake's subsidiaries, including OpCo, are subject to lawsuits, investigations and claims, including environmental claims and employee related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
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
•The impact and effects of public health crises, pandemics and epidemics could materially adversely affect OpCo's business, financial condition and results of operations.
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
•Our variable-rate debt exposes us to increases in interest rates, which could have a material impact on our financial position, results of operation and cash flows, and could reduce the price at which our common units trade.

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
Currently, all of our cash flow is generated from cash distributions from OpCo, and a substantial majority of OpCo's cash flow is generated from payments by Westlake under the Ethylene Sales Agreement. Westlake's obligations to purchase ethylene under the Ethylene Sales Agreement may be temporarily suspended to the extent OpCo is unable to perform its obligations caused by certain events outside the reasonable control of OpCo. Such events include, for example, acts of God or calamities which affect the operation of OpCo's facilities; certain labor difficulties (whether or not the demands of the employees are within the power of OpCo to concede); and governmental orders or laws. In addition, Westlake is not obligated to purchase ethylene with respect to any period during which OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds other than under certain circumstances relating to the occurrence of force majeure. We expect that each of OpCo's facilities will have a turnaround approximately once every five years and will not operate for typically between 30 and 60 days during each separate turnaround. However, the duration of any turnaround activities may be longer than expected or may cost more than originally estimated. Furthermore, facility expansions may also coincide with turnarounds, which may complicate and delay the completion of such turnarounds. A suspension of Westlake's obligations under the Ethylene Sales Agreement, including during periods where OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds, would reduce OpCo's revenues and cash flows, and could materially adversely affect our ability to make distributions to our unitholders.
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, general adverse economic conditions or the inability to obtain feedstock. For example, lower prices of crude oil could lead to a reduction in the cost advantage for natural gas liquids-based ethylene derivatives in North America, such as Westlake's, as compared to naphtha-based ethylene derivatives. As a result, Westlake's margins and cash flows could be negatively impacted during such period. If Westlake is not able to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The amount paid by Westlake will depend upon its ability to satisfy its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of polyethylene and polyvinyl chloride production at Westlake's other facilities, as well as industry capacity expansion in these downstream products in North America, a number of which have been recently completed. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution set forth in our cash distribution policy. As a result, our ability to pay the minimum quarterly distribution is based on the following factors, some of which are beyond our control:
•severe financial hardship or bankruptcy of Westlake or one of our other customers, or the occurrence of other events affecting our ability to collect payments from Westlake or our other customers, including any of our customers' default;
•volatility and cyclical downturns in the chemicals industry and other industries which materially and adversely impact Westlake and our other customers;
•Westlake's inability to perform, or any other default on its obligations, under the Ethylene Sales Agreement, the Services and Secondment Agreement and the Omnibus Agreement;
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
•OpCo's ability to renew the Ethylene Sales Agreement or to enter into new, long-term agreements for the sale of ethylene under terms that are similar or more favorable;

•changes in the marketplace that may affect supply and demand for ethane or ethylene, including decreased availability of ethane (which may result from greater restrictions on hydraulic fracturing, any reduction in hydraulic fracturing due to low crude oil prices or exports of natural gas liquids from the United States, for example), increased production of ethylene (a number of new ethylene capacity expansions have been recently completed) or export of ethane or ethylene from the United States;
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
•the effects of inflation and fluctuations in interest rates;
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
•changes in insurance markets and the level, types and costs of coverage available, and the financial ability and willingness of our insurers to meet their obligations;
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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:
•the amount of cash we or OpCo are able to generate from sales of ethylene, and associated co-products, to third parties, which will be impacted by changes in prices for ethane (or other feedstocks), natural gas, ethylene and co-products and lower prices of crude oil, new ethylene capacity expansions in North America (a number of which have been completed recently), and could be less than the margin we earn from ethylene sales to Westlake;
•the level of capital expenditures we or OpCo make;
•the cost of acquisitions;
•construction costs;
•fluctuations in our or OpCo's working capital needs;
•our or OpCo's ability to borrow funds (including under our or OpCo's revolving credit facilities) and access capital markets;
•our or OpCo's debt service requirements, including interest owed on variable rate debt, and other liabilities;
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
Our ability to make distributions to unitholders is substantially dependent on Westlake's ability to meet its minimum contractual obligations under the Ethylene Sales Agreement and its obligations under the Services and Secondment Agreement and the Omnibus Agreement. If Westlake defaults on its obligations, our ability to make distributions to our unitholders would be reduced or eliminated. Westlake has not pledged any assets to us as security for the performance of its obligations.
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
The purchase price under the Ethylene Sales Agreement is based on OpCo's actual ethane, other feedstock and natural gas costs and an annual estimate of other operating costs and maintenance capital expenditures and other turnaround expenditures. The price is designed to permit OpCo to recover the portion of its costs of feedstocks and other costs to operate the ethylene production facilities associated with the percentage of its production capacity purchased by Westlake and generate a fixed margin per pound of ethylene purchased by Westlake. The price is not designed to allow OpCo to recover any capital expenditures related to expansion. The ethylene sales price also does not increase to cover our cost of debt or public partnership costs. All of these costs reduce our net operating profit.
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

The impact and effects of public health crises, pandemics and epidemics could materially adversely affect OpCo's business, financial condition and results of operations.
Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could materially adversely affect OpCo's business, financial condition and results of operations. Such events have resulted in and may again result in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Such events have had and could again have widespread adverse impacts on the global economy, many of OpCo's facilities and its employees, customers and suppliers. These and similar events have caused and may again cause supply chain constraints and disruptions and workforce availability issues as well.
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
Many of the assets we use to produce ethylene are long-lived assets. As a result, some of those assets have been in service for many decades. The age and condition of these assets could result in increased maintenance or repair expenditures. In addition, while we establish certain cash reserves to cover our expected turnaround expenditures, the amounts we reserve may be insufficient to fully cover such expenditures. Any significant and unexpected increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.
Our production facilities process volatile and hazardous materials that subject us to operating risks that could adversely affect our operating results.
Our operations are subject to the usual hazards associated with commodity chemical manufacturing and the related use, storage, transportation and disposal of feedstocks, products and wastes, including:
•pipeline leaks and ruptures;
•explosions;
•fires;
•severe weather and natural disasters;
•long-term impacts of climate change; including rising sea levels and changes in weather patterns, such as drought and flooding;
•mechanical failure;
•unscheduled downtime;
•labor difficulties;
•transportation interruptions;
•chemical spills;
•discharges or releases of toxic or hazardous substances or gases;
•storage tank leaks;
•other environmental risks; and
•terrorist attacks.
All of these hazards can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental damage, and may result in a suspension of operations and the imposition of civil or criminal penalties. We could become subject to environmental claims brought by governmental entities or third parties. A loss or shutdown of operations over an extended period at any one of our three major operating facilities would have a material adverse effect on us. Through Westlake, we maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential hazards incident to our business, including losses resulting from wars or terrorist acts, among other things. In addition, certain policies may be subject to coverage limitations, which may affect the extent of any recovery thereunder. As a result of market conditions and past claims, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

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
In April 2016, the EPA issued an Information Collection Request ("ICR") for ethylene production facilities to inform the agency's mandatory Risk and Technology Review of the existing ethylene maximum available technology ("MACT") rule, which regulates the emissions of organic Hazardous Air Pollutants (HAP) including benzene, toluene and xylene among others. The EPA evaluated companies' responses and testing data from the ICR and published a final rule amending the ethylene MACT rule in July 2020. Among other things, the final rule strengthens heat exchange system and storage vessel control requirements, adds monitoring and operational requirements for flares, and removes exemptions for periods of startup, shutdown, and malfunctions. On April 27, 2023, the EPA proposed amendments to the National Emission Standards for Hazardous Air Pollutants (NESHAPs) for ethylene production following the receipt of several petitions for reconsideration for the provisions addressing work practice standards for pressure relief devices, emergency flaring, and degassing of floating roof storage vessels.
In April 2023, the EPA proposed amendments to new source performance standards for the synthetic organic chemical manufacturing industry and amendments to the national emissions standards for hazardous air pollutants for the synthetic organic chemical manufacturing industry and group I & II polymers and resins industry. These proposed amendments, among other things, would impose tougher emissions limits, additional leak detection and repair obligations, certain performance standards for the operation of flares at applicable facilities, and new fenceline air monitoring for several chemicals. Although we cannot predict the outcome or timing of EPA's final rule amendments, the amendments as proposed would require us to incur further capital expenditures and increase operating costs.
Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the Paris Agreement. The withdrawal took effect in November 2020. However, President Biden signed an executive order on January 20, 2021 for reentry of the United States into the Paris Agreement and on February 19, 2021, President Biden formally rejoined the Paris Agreement. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. To measure progress towards this target, the Paris Agreement requires the parties to complete a global stocktake, assessing members' collective efforts and achievements in reducing GHG emissions and adapting to the impacts of climate change, every five years. On December 13, 2023, the 28th annual United Nations Climate Change Conference ("COP 28"), which was held in Dubai, issued its first global stocktake, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.

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
Environmental laws may have a significant effect on the nature and scope of, and responsibility for, cleanup of contamination at our current and former operating facilities, the costs of transportation and storage of raw materials and finished products, the costs of reducing emissions and the costs of the storage and disposal of wastewater. The U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws impose joint and several liability for the costs of remedial investigations and actions on the entities that generated waste, arranged for disposal of the waste, transported to or selected the disposal sites, and the past and present owners and operators of disposal sites. All such potentially responsible parties (or any one of them, including us) may be required to bear all of such costs regardless of fault, legality of the original disposal or ownership of the disposal site. In addition, CERCLA and similar state laws could impose liability for damages to natural resources caused by contamination.
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
We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns, flooding, sea level rise and variability in weather patterns, which can disrupt our operations as well as those of our customers, partners and suppliers. Climate change may result in heightened hurricane activity in the Gulf of Mexico and other weather and natural disaster hazards that pose a risk to OpCo's facilities, particularly those in Louisiana. The transition to lower greenhouse gas emissions technology, the effects of carbon pricing, changes in public sentiment, regulations, taxes, public mandates or requirements, increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans may increase costs to maintain or resume our operations, which could in turn negatively impact our business and results of operations.
We are subject to operational and financial risks and liabilities associated with the implementation of and efforts to achieve carbon emission reduction goals.
Westlake has publicly announced a GHG emissions reduction target for 2030 (which includes emissions from our operations), which is a 20% reduction in Westlake's scope 1 and scope 2 carbon dioxide equivalent emissions per ton of production by 2030 from a 2016 baseline. Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel, operations and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. Westlake's failure or perceived failure to pursue or fulfill its sustainability-focused goals, targets and objectives within the timelines announced, or at all, could adversely affect our business or reputation, as well as expose us to potential government enforcement actions and private litigation. We cannot predict the ultimate impact of achieving Westlake's emissions reduction goal, or the various implementation aspects, on our financial condition and results of operations.
Failure to adequately protect critical data and technology systems could materially affect our operations.
We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal and operational purposes, including data storage, processing, and transmission, as well as in our interactions with our business associates, such as customers and suppliers.

Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could have material adverse impacts on our business or cause disruptions to our operations. Such disruptions could include, but are not limited to, delaying or cancelling customer orders, impeding the manufacture or shipment of products or causing standard business processes to become ineffective, or the unintentional or malicious disclosure of proprietary, confidential or other sensitive information. Cyber-attacks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our systems or data or other electronic security breaches that could lead to disruptions in critical systems, unauthorized release, corruption or loss of data including protected information such as personal information of our employees, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment.
Westlake's and our employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-attacks, including the additional cybersecurity risks posed by the increased use of remote networking technologies and services, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our operations, business, financial condition, operating results or cash flow. In addition, laws and regulations governing cybersecurity, data privacy, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges, and failure to comply with these laws could result in penalties and legal liability.
Our variable-rate debt exposes us to increases in interest rates, which could have a material impact on our financial position, results of operation and cash flows, and could reduce the price at which our common units trade.
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable-rate debt. At December 31, 2023, we had $399.7 million in principal amount of variable-rate debt outstanding, including $22.6 million outstanding under the OpCo Revolver and $377.1 million outstanding under the MLP Revolver. Each of the OpCo Revolver and the MLP Revolver have interest rates in-part based on SOFR at the time of any borrowing.
The Board of Governors of the Federal Reserve System increased benchmark interest rates seven times in 2022, four times in 2023, and may further raise rates in future periods. Should interest rates increase significantly, the amount of cash required to service our debt would increase. As a result, significant increases in interest rates could have a material impact on our financial position, results of operations and cash flows.
An increase in interest rates may also cause a corresponding decline in demand for equity securities in general, and in particular, for yield-based equity securities such as our common units. A reduction in demand for our common units may cause their trading price to decline.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 21, 2024, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake, at its current ownership levels, the ability to prevent the removal of our general partner.
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
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. We are party to an Equity Distribution Agreement pursuant to which we may offer and sell common units from time to time to or through the investment banks, as our sales agents or as principals, having an aggregate offering amount of up to $50.0 million. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:
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
Members of the investment community are increasing their focus on ESG practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, D&I initiatives and heightened governance standards. In March 2022, the SEC proposed enhanced climate-change disclosure requirements. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our common units. Over the past few years, there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments. With respect to any of these investors, our ESG disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our common unit price may be negatively impacted.

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
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress and the President have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly-traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership's "qualified business income," this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly-traded partnerships. On January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations, consistent with our private letter ruling, treat our income from the production, transportation, storage and marketing of ethylene and its co-products as "qualifying income." There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department's interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
OpCo has entered into the Services and Secondment Agreement with Westlake and we, OpCo and Westlake have entered into the Omnibus Agreement. Pursuant to these Agreements, Westlake performs various services for us, including those related to cybersecurity. As such, this disclosure addresses our cybersecurity policies and practices, some of which are executed by Westlake under the Services and Secondment Agreement and the Omnibus Agreement.
With Westlake's support, we maintain a comprehensive approach to cybersecurity and data protection, based on a risk-based, defense-in-depth strategy. Westlake follows industry standard cybersecurity frameworks, including the National Institute of Standards and Technology's Cybersecurity Framework to design, assess and update our cybersecurity strategy, controls and processes. Westlake regularly assesses industry best practices and standards and endeavors to implement them in its efforts to manage cybersecurity risk for us. The focus is on protecting our highest-value information assets, which include manufacturing systems, financial systems, and confidential, personal, and private information.
To safeguard our networks and systems, Westlake has a dedicated cybersecurity organization overseen by its Chief Information Security Officer, which operates within its information technology department overseen by its Chief Information Officer. Westlake's cybersecurity organization employs multiple security controls, such as firewalls, spam protection, web filtering, endpoint detection and response software, controlled access, vulnerability management, redundancies, patching, and regular onsite and offsite backups. Westlake's cybersecurity organization also uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and risk-based performance monitoring.
Both Westlake's Chief Information Officer and its Chief Information Security Officer have extensive experience in assessing and managing cybersecurity risks, including through decades of collective experience in information technology and cybersecurity roles of increasing responsibility both at Westlake and in prior positions. Westlake prioritizes cybersecurity awareness among employees and contractors through various training exercises, including formal programs and simulated phishing events. Westlake maintains incident response plans, playbooks, and engages third-party cybersecurity firms for simulated cyberattacks and penetration testing to identify potential risks. Westlake also has a third-party cybersecurity firm on retainer for incident assistance and response. Periodic internal self-assessments are conducted by Westlake's cybersecurity organization using the National Institute of Standards and Technology Cybersecurity Framework.
From time to time, we and OpCo experience cybersecurity threats and attempted breaches and other incidents. Westlake classifies and tracks these events based on significance and implements remediation actions that it considers appropriate to address the risks to the Partnership and OpCo relating to such incidents. Although we and OpCo have not experienced material impacts to our business strategy, results of operations or financial condition from any such incidents in the past three years, we cannot guarantee that a material incident will not occur in the future. See "Item 1A. Risk Factors—Failure to adequately protect critical data and technology systems could materially affect our operations."

The board of directors has authorized and approved our entry into the Services and Secondment Agreement and the Omnibus Agreement with Westlake, and has thereby charged Westlake's Corporate Risk and Sustainability Committee with assisting the board of directors with its oversight of cybersecurity risks, which is a component of our overall enterprise risk management program. As a result, Westlake's Corporate Risk and Sustainability Committee assists with the oversight of our cybersecurity risks. Westlake's Corporate Risk and Sustainability Committee includes directors with cybersecurity experience and expertise, primarily through supervision of information technology departments as executive officers. The board of directors also receives regular updates from Westlake's Chief Information Officer on cybersecurity risks, incidents and trends, and ongoing and planned projects impacting the Partnership and OpCo. Westlake's Chief Information Officer and our senior management receive regular status reports on the Partnership's and OpCo's cybersecurity risks from Westlake's cybersecurity organization. Further, incident updates are reported to our senior management and the board of directors as Westlake's Chief Information Officer and cybersecurity organization consider appropriate, depending on the severity of the incident.
As part of our incident response planning, Westlake also maintains cross-functional response teams involving personnel outside of its cybersecurity organization, both globally and regionally, in order to be prepared to respond to an incident.
Item 2. Properties
Information regarding our properties is contained in "Item 1. Business—OpCo's Assets" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussions of our environmental matters contained in "Item 1. Business—Environmental" and Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
Under the Omnibus Agreement, certain subsidiaries of Westlake have agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets that occurred or existed prior to August 4, 2014.
Item 4. Mine Safety Disclosure
Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Partnership Interests
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 21, 2024, based upon information received from our transfer agent, there were four holders of record of our common units.
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

Minimum Quarterly Distribution
On July 27, 2018, the partnership agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended partnership agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the percentage allocations per the amended partnership agreement. For more information on the Partnership's amended distribution allocation percentages, see Note 9, "Distributions and Net Income Per Limited Partner Unit," to the consolidated financial statements included in Item 8 of this form 10-K.
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

Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2023 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2023, all third-party ethylene and associated co-products sales generated 13.8% of our total revenues.
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
Please refer to Note 2 to the consolidated financial statements included in Item 8 of this form 10-K for more information on the Ethylene Sales Agreement.
How We Source Feedstock
OpCo has entered into a 12-year feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. For its approximately 5% merchant sales, OpCo may purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC.
Please refer to Note 2 to the consolidated financial statements included in Item 8 of this form 10-K for more information on the Feedstock Supply Agreement.
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

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years ended December 31, 2023 and 2022. A detailed comparison of the Partnership's 2022 operating results to its 2021 operating results can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Partnership's 2022 Annual Report on Form 10-K filed March 1, 2023.

	Year Ended December 31,
	2023	2022

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$1,026,655	$1,342,910
Net co-products, ethylene and other sales—third parties	164,136	250,237
Total net sales	1,190,791	1,593,147
Gross profit	387,459	377,365
Selling, general and administrative expenses	29,751	29,678
Income from operations	357,708	347,687
Other income (expense)
Interest expense—Westlake	(26,501)	(13,407)
Other income, net	4,232	1,566
Income before income taxes	335,439	335,846
Provision for income taxes	813	1,017
Net income	334,626	334,829
Less: Net income attributable to noncontrolling interest in OpCo	280,343	270,656
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$54,283	$64,173
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$1.54	$1.82
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,102,110	21,095,106
Common units—Westlake	14,122,230	14,122,230
MLP distributable cash flow (1)	$62,574	$75,870
EBITDA (1)	$472,143	$470,327

	Year Ended December 31,
	2023		2022
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-25.5%	+1.4%	+20.3%	+21.8%

			Year Ended December 31,
			2023	2022
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			-58.5%	+66.7%
Feedstock (Ethane)			-48.8%	+55.8%

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

	Year Ended December 31,
	2023	2022	2021

	(in thousands of dollars)
Net cash provided by operating activities	$451,999	$463,736	$408,439
Loss from disposition of property, plant and equipment	(4,933)	(4,707)	(4,198)
Changes in operating assets and liabilities and other	(112,440)	(124,200)	(2,856)
Net income	334,626	334,829	401,385
Add:
Depreciation, amortization and disposition of property, plant and equipment	115,136	125,781	113,032
Less:
Contribution to turnaround reserves	(29,520)	(29,175)	(80,090)
Maintenance capital expenditures	(49,212)	(45,249)	(87,783)
Distributable cash flow attributable to noncontrolling interest in OpCo	(308,456)	(310,316)	(276,487)
MLP distributable cash flow	$62,574	$75,870	$70,057

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2023	2022	2021

	(in thousands of dollars)
Net cash provided by operating activities	$451,999	$463,736	$408,439
Loss from disposition of property, plant and equipment	(4,933)	(4,707)	(4,198)
Changes in operating assets and liabilities and other	(112,440)	(124,200)	(2,856)
Net income	334,626	334,829	401,385
Less:
Other income, net	4,232	1,566	62
Interest expense—Westlake	(26,501)	(13,407)	(8,816)
Provision for income taxes	(813)	(1,017)	(549)
Income from operations	357,708	347,687	410,688
Add:
Depreciation and amortization	110,203	121,074	108,814
Other income, net	4,232	1,566	62
EBITDA	$472,143	$470,327	$519,564

Summary
For the year ended December 31, 2023, net income was $334.6 million on net sales of $1,190.8 million. This represents a decrease in net income of $0.2 million as compared to net income of $334.8 million on net sales of $1,593.1 million for the year ended December 31, 2022. Net income attributable to the Partnership in 2023 was $54.3 million as compared to $64.2 million in 2022, a decrease of $9.9 million. Income from operations was $357.7 million for 2023, as compared to $347.7 million for 2022. Net sales for 2023 decreased by $402.3 million as compared to 2022 primarily due to lower ethylene and co-products sales prices in 2023 compared to 2022. Additionally, net sales in 2022 includes a buyer deficiency fee of $23.8 million. Income from operations for 2023 increased compared to 2022 due to lower ethane feedstock and natural gas costs, partially offset by lower ethylene and co-products sales prices. Net income and net income attributable to the Partnership for 2023 decreased as compared to 2022 despite the higher income from operations due to higher interest expense.
2023 Compared with 2022
Net Sales. Net sales decreased by $402.3 million, or 25.3%, to $1,190.8 million in 2023 from $1,593.1 million in 2022. The decrease in net sales in 2023 was primarily due to lower ethylene and co-products sales prices in 2023 as compared to 2022. Additionally, net sales in 2022 includes a buyer deficiency fee of $23.8 million. Lower average sales prices in 2023 contributed to a 25.5% decrease in net sales compared to 2022. Higher sales volumes in 2023 contributed to a 1.4% increase in net sales compared to 2022.
Gross Profit. Gross profit was $387.5 million in 2023, as compared to gross profit of $377.4 million in 2022. The gross profit margin was 32.5% in 2023 as compared to 23.7% in 2022. The increased gross profit margin in 2023 was primarily due to lower ethane feedstock and natural gas costs in 2023 as compared to 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged at $29.8 million in 2023 as compared to $29.7 million in 2022.
Interest Expense—Westlake. Interest expense increased by $13.1 million to $26.5 million in 2023 from $13.4 million in 2022 due to a higher interest rate on debt owed to Westlake.
Other Income, net. Other income, net increased by $2.6 million to $4.2 million in 2023 from $1.6 million in 2022 primarily due to an increase in interest earned on the balance with Westlake under the Investment Management Agreement.
Provision for Income Taxes. Provision for income taxes was $0.8 million in 2023 as compared to $1.0 million in 2022.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $13.3 million to $62.6 million in 2023 from $75.9 million in 2022. The decrease in MLP distributable cash flow was primarily a result of higher interest expense.
EBITDA. EBITDA increased by $1.8 million to $472.1 million in 2023 from EBITDA of $470.3 million in 2022. The increased EBITDA, as compared to the prior year, was primarily due to lower ethane feedstock and natural gas costs in 2023 as compared to 2022, partially offset by lower ethylene and co-products sales prices.
Cash Flows
Operating Activities
Operating activities provided cash of $452.0 million in 2023 as compared to cash provided by operating activities of $463.7 million in 2022. The $11.7 million decrease in cash flows from operating activities was mainly due to cash used for the Calvert City Olefins turnaround activity and higher interest expense, which was partially offset by an increase in cash provided by working capital. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $34.4 million in 2023 as compared to $9.5 million of cash provided in 2022, resulting in a favorable change of $24.9 million. The favorable change in working capital was mainly attributable to a favorable change in accounts receivable—third parties, accounts payable—third parties and accrued and other liabilities, primarily due to the timing of payment of accruals and the impact on accounts receivable of the Petro 2 turnaround activities in 2021, which impacted the changes in working capital during 2022. These favorable changes were partially offset by an unfavorable change in net accounts receivable—Westlake due to fluctuating ethane feedstock costs and a smaller buyer deficiency fee and Shortfall collected in 2023 compared to 2022.

Investing Activities
Net cash used for investing activities during 2023 was $75.9 million as compared to net cash used for investing activities of $12.0 million in 2022. The $63.9 million increase in cash used for investing activities was mainly due to an increase in net cash invested under the Investment Management Agreement in 2023 as compared to 2022. During 2023, we invested $174.1 million with Westlake, and $145.0 million of such investments matured. During 2022, we invested $319.9 million with Westlake, and $362.0 million of such investments matured. Capital expenditures were $46.8 million in 2023 as compared to $54.1 million in 2022. Capital expenditures during 2023 and 2022 were related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during 2023 was $382.2 million as compared to net cash used for financing activities of $404.0 million in 2022. The cash outflows during 2023 were related to distributions of $315.8 million to the noncontrolling interest retained in OpCo by Westlake and of $66.4 million to unitholders by the Partnership. The cash outflows during 2022 were related to distributions of $337.6 million to the noncontrolling interest retained in OpCo by Westlake and of $66.4 million to unitholders by the Partnership.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of December 31, 2023.
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
On January 22, 2024, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 20, 2024 to unitholders of record as of February 2, 2024, which equates to approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on December 31, 2023. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.

Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during 2023, 2022 or 2021. Total capital expenditures for the years ended December 31, 2023, 2022 and 2021 were $46.8 million, $54.1 million, and $81.2 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2023, our cash and cash equivalents totaled $58.6 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash on hand, if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. The Partnership had $94.4 million of cash invested under the Investment Management Agreement at December 31, 2023.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2023, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.
MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2023, the outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.

Contractual Obligations and Commercial Commitments
The Partnership's material cash requirements for contractual obligations and commercial commitments in the near term (next 12 months) and the long-term period (2025 and thereafter) include repayment of long-term debt, interest payments, operating leases and purchase obligations.
Debt Obligations and Interest Payments. As of December 31, 2023, we had $29.0 million of debt related interest expense due within the near term, and debt obligations of $399.7 million and related interest expense of $73.2 million due over the long-term period, respectively. All $399.7 million of our outstanding debt matures in 2027. See Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 of this form 10-K for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating leases. As of December 31, 2023, there was $1.6 million in operating lease obligations due within the near term and $3.1 million due over the long-term period related to noncancelable operating leases with respect to rail cars that are subleased to OpCo.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. As of December 31, 2023, we had $69.8 million of enforceable and legally binding purchase commitments due within the near term, and none due over the long-term period. Additionally, we are party to various agreements to purchase goods and services, including the Services and Secondment Agreement, in the ordinary course of our business, as well as various agreements related to our capital projects.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies are reasonable and appropriate. Our significant accounting policies are summarized in Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this form 10-K.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $110.2 million, $121.1 million and $108.8 million in 2023, 2022 and 2021, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.

We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $30.9 million, $6.7 million and $131.2 million in 2023, 2022 and 2021, respectively. Amortization of previously deferred turnaround costs was $25.4 million, $26.0 million and $16.5 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, deferred turnaround costs, net of accumulated amortization, totaled $133.2 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the consolidated financial statements included in Item 8 of this form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. We record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. We settled all derivatives in 2020 and did not enter into any new derivative arrangements during 2021, 2022 or 2023; however, we may enter into derivative arrangements in the future.
Goodwill impairment. Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. At December 31, 2023, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the past acquisition of Westlake's Longview production facilities. We perform our annual impairment assessment in the fourth quarter. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include future sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the quantitative assessment during 2023, and such assessment did not indicate impairment of the goodwill. Under the discounted cash flow methodology, even if the fair value of OpCo decreased by 10%, the carrying value of OpCo would not exceed its fair value.
Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in "Item 1. Business—Environmental" and in Note 16 to the consolidated financial statements included in Item 8 of this form 10-K.
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
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements included in Item 8 of this form 10-K for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. All derivative positions were settled as of December 31, 2020 and we did not enter into any new derivative contracts during 2021, 2022 or 2023.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. As of December 31, 2023, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of December 31, 2023 was 7.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the December 31, 2023 debt balance.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, the Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2023 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2023 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Partnership's consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue from the Ethylene Sales Agreement

As described in Notes 2 and 11 to the consolidated financial statements, the Partnership recognized net sales to Westlake Corporation ("Westlake") of $1,027 million for the year ended December 31, 2023. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of Westlake Chemical OpCo LP's ("OpCo") planned ethylene production per year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. The fee for each pound of ethylene purchased by Westlake from OpCo will equal (i) the actual price OpCo pays Westlake to purchase ethane, (ii) plus the actual price OpCo pays Westlake to purchase natural gas, (iii) plus OpCo's estimated operating costs divided by OpCo's planned ethylene production for the year, (iv) plus a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures divided by OpCo's planned ethylene production capacity for the year, (v) less the proceeds received by OpCo from the sale of co-products associated with producing the ethylene purchased by Westlake, (vi) plus a $0.10 per pound margin. The result of the fee structure is that OpCo should generally recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is generally recognized during the period in which the related operating, maintenance or turnaround activities occur and is recoverable from Westlake in the subsequent year. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). In the event Westlake purchases less than its annual commitment, the Partnership recognizes buyer deficiency fees representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. There was no Shortfall or buyer deficiency fee recognized by the Partnership in 2023.

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
February 28, 2024

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$58,619	$64,782
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	94,444	64,996
Accounts receivable, net—Westlake	49,565	90,965
Accounts receivable, net—third parties	18,701	20,030
Inventories	4,432	4,715
Prepaid expenses and other current assets	442	305
Total current assets	226,203	245,793
Property, plant and equipment, net	943,843	990,213
Goodwill	5,814	5,814
Deferred charges and other assets, net	140,982	130,159
Total assets	$1,316,842	$1,371,979
LIABILITIES
Current liabilities
Accounts payable—Westlake	$15,166	$34,087
Accounts payable—third parties	16,189	15,317
Accrued and other liabilities	24,980	17,537
Total current liabilities	56,335	66,941
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,632	1,656
Other liabilities	2,951	—
Total liabilities	460,592	468,271
Commitments and contingencies (Note 16)
EQUITY
Common unitholders—publicly and privately held (21,105,904 and 21,099,638 units issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	473,513	480,643
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	48,993	53,859
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	279,934	291,930
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	576,316	611,778
Total equity	856,250	903,708
Total liabilities and equity	$1,316,842	$1,371,979
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$1,026,655	$1,342,910	$1,026,586
Net co-products, ethylene and other sales—third parties	164,136	250,237	188,272
Total net sales	1,190,791	1,593,147	1,214,858
Cost of sales	803,332	1,215,782	773,152
Gross profit	387,459	377,365	441,706
Selling, general and administrative expenses	29,751	29,678	31,018
Income from operations	357,708	347,687	410,688
Other income (expense)
Interest expense—Westlake	(26,501)	(13,407)	(8,816)
Other income, net	4,232	1,566	62
Income before income taxes	335,439	335,846	401,934
Provision for income taxes	813	1,017	549
Net income	334,626	334,829	401,385
Less: Net income attributable to noncontrolling interest in OpCo	280,343	270,656	318,838
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$54,283	$64,173	$82,547
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$1.54	$1.82	$2.34
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,102,110	21,095,106	21,084,103
Common units—Westlake	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2020	$471,701	$48,270	$(242,572)	$637,738	$915,137
Net income	49,435	33,112	—	318,838	401,385
Units issued for vested phantom units	411	—	—	—	411
Distribution to unitholders	(39,751)	(26,628)	—	—	(66,379)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(277,856)	(277,856)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	38,439	25,734	—	270,656	334,829
Units issued for vested phantom units	190	—	—	—	190
Distribution to unitholders	(39,782)	(26,629)	—	—	(66,411)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(337,598)	(337,598)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
Net income	32,519	21,764	—	280,343	334,626
Units issued for vested phantom units	141	—	—	—	141
Distribution to unitholders	(39,790)	(26,630)	—	—	(66,420)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(315,805)	(315,805)
Balances at December 31, 2023	$473,513	$48,993	$(242,572)	$576,316	$856,250
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(in thousands of dollars)
Cash flows from operating activities
Net income	$334,626	$334,829	$401,385
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	110,203	121,074	108,814
Loss from disposition of property, plant and equipment	4,933	4,707	4,198
Other losses (gains), net	(27)	356	(276)
Changes in operating assets and liabilities
Accounts receivable—third parties	1,332	(14,435)	5,468
Net accounts receivable—Westlake	27,331	74,197	(31,756)
Inventories	283	4,183	(5,424)
Prepaid expenses and other current assets	(137)	91	(4)
Accounts payable—third parties	1,569	(17,001)	19,782
Accrued and other liabilities	4,026	(37,533)	37,574
Other, net	(32,140)	(6,732)	(131,322)
Net cash provided by operating activities	451,999	463,736	408,439
Cash flows from investing activities
Additions to property, plant and equipment	(46,821)	(54,118)	(81,171)
Investments with Westlake under the Investment Management Agreement	(174,116)	(319,884)	(276,000)
Maturities of investments with Westlake under the Investment Management Agreement	145,000	362,000	293,000
Other	—	—	(130)
Net cash used for investing activities	(75,937)	(12,002)	(64,301)
Cash flows from financing activities
Proceeds from debt payable to Westlake	209,250	32,000	—
Repayment of debt payable to Westlake	(209,250)	(32,000)	—
Distributions to noncontrolling interest retained in OpCo by Westlake	(315,805)	(337,598)	(277,856)
Distributions to unitholders	(66,420)	(66,411)	(66,379)
Net cash used for financing activities	(382,225)	(404,009)	(344,235)
Net increase (decrease) in cash and cash equivalents	(6,163)	47,725	(97)
Cash and cash equivalents at beginning of the year	64,782	17,057	17,154
Cash and cash equivalents at end of the year	$58,619	$64,782	$17,057
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $164, $80 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Impairment of Long-Lived Assets
The accounting guidance for the impairment or disposal of long-lived assets requires that the Partnership assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Other factors considered by the Partnership when determining if an impairment assessment is necessary include, but are not limited to, significant changes or projected changes in supply and demand fundamentals (which would have a negative impact on operating rates or margins), new technological developments, new competitors with significant raw material or other cost advantages, adverse changes associated with the United States and world economies and uncertainties associated with governmental actions. Long-lived assets assessed for impairment are grouped by asset group, the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset group. Assets are considered to be impaired if the carrying amount of an asset exceeds the future undiscounted cash flows. The impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
Impairment of Goodwill
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount. The impairment test for the recorded goodwill was performed in the fourth quarter of 2023 and did not indicate impairment of the goodwill. As of December 31, 2023, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.
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
The Partnership does not disclose the value of unsatisfied performance obligations because its contracts with customers (1) have an original expected duration of one year or less or (2) have only variable consideration that is calculated based on market prices at a specified date and is allocated to wholly unsatisfied performance obligations.

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
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021 due to immateriality of the components of other comprehensive income.
Recent Accounting Pronouncements
Segment Reporting (ASU No. 2023-07)
In November 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update. The update requires public entities to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update also requires that a public entity that has a single reportable segment provide all disclosures required by the update as well as all existing segment disclosures in Topic 280. The amendments in this update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Partnership is currently evaluating the impact of the update on the disclosures in the Partnership's financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Income Taxes (ASU No. 2023-09)
In December 2023, the FASB issued an accounting standards update to require additional tax disclosures under Topic 740 primarily related to the rate reconciliation and income taxes paid disclosures. The amendments in this update will be effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Retrospective application is also permitted. The update is not expected to have a material impact on the Partnership's disclosures.
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
The Ethylene Sales Agreement provides that, if compliance with any law adopted or modified following the IPO results in OpCo incurring additional costs in excess of $500 in any contract year, OpCo is entitled to charge Westlake a monthly surcharge following efforts to mitigate the effects of such matter.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Site Lease Agreements
OpCo has entered into two site lease agreements with Westlake pursuant to which Westlake leases to OpCo the real property underlying Lake Charles Olefins and Calvert City Olefins and grants OpCo rights to access and use certain other portions of Westlake's ethylene production facilities that are necessary to operate OpCo's production facilities. OpCo owes Westlake one dollar per site per year. The site lease agreements each have a term of 50 years. Each of the site lease agreements may be renewed if agreed by the parties.
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
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $94,444 of invested cash under the Investment Management Agreement at December 31, 2023.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2023	2022
Trade customers	$15,622	$18,813
Allowance for credit losses	(278)	(280)
Other receivables	3,357	1,497
Accounts receivable, net—third parties	$18,701	$20,030

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
4. Inventories
Inventories consist of the following:

	December 31,
	2023	2022
Finished products	$4,147	$4,093
Feedstock, additives and chemicals	285	622
Inventories	$4,432	$4,715

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2023	2022
Building and improvements	$18,623	$18,551
Plant and equipment	1,936,295	1,937,439
Other	112,210	110,984
	2,067,128	2,066,974
Less: Accumulated depreciation	(1,161,032)	(1,102,800)
	906,096	964,174
Construction in progress	37,747	26,039
Property, plant and equipment, net	$943,843	$990,213
Depreciation expense on property, plant and equipment of $84,511, $94,744 and $91,852 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2023 and 2022. The impairment assessment for the recorded goodwill was performed during the fourth quarter of 2023 and did not indicate impairment of the goodwill. The fair value of the reporting unit was calculated using both a discounted cash flow methodology and a market value methodology. The discounted cash flow projections were based on a long-term forecast to reflect the cyclicality of the Partnership's business. The forecast was based on projected market prices and spreads and estimates by management, including its strategic and operational plans. Other significant assumptions used in the discounted cash flow projection included sales volumes based on production capacities. The future cash flows were discounted to present value using a discount rate of 10.5%. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of net income before interest expense, income taxes, depreciation and amortization (EBITDA) a willing buyer is likely to pay.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	December 31,
	2023	2022
Turnaround costs, net	$133,176	$127,647
Other	7,806	2,512
Deferred charges and other assets, net	$140,982	$130,159
Amortization expense on deferred charges and other assets of $25,692, $26,330 and $16,962 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. Certain other assets are amortized over periods ranging from five to twenty years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
8. Long-Term Debt
Long-term debt payable to Westlake consists of the following:

	December 31,
	2023	2022
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
On August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. Prior to the OpCo Revolver Amendment, the OpCo Revolver bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver from September 25, 2023 to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2023, outstanding borrowings under the OpCo Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver") to fund the Partnership's purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for $135,341. In 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. On March 29, 2019, the Partnership borrowed $123,511 under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. Prior to the MLP Revolver Amendment, the MLP Revolver bore interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR were no longer available, (b) the Alternate Base Rate plus 1.0%. The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver from March 19, 2023 to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of December 31, 2023, outstanding borrowings under the MLP Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default.
As of December 31, 2023, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 7.2% and 4.8% at December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Partnership had no scheduled maturities of long-term debt until 2027. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
9. Distributions and Net Income Per Limited Partner Unit
On January 22, 2024, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2023 to December 31, 2023 of $0.4714 per common unit. This distribution was paid on February 20, 2024 to unitholders of record as of February 2, 2024.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31,
	2023	2022	2021
Net income attributable to the Partnership	$54,283	$64,173	$82,547
Less:
Limited partners' distribution declared on common units	66,421	66,403	66,388
Net income in excess of distribution (Distribution in excess of net income)	$(12,138)	$(2,230)	$16,159
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

	Year Ended December 31, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,421	$—	$66,421
Distribution in excess of net income	(12,138)	—	(12,138)
Net income	$54,283	$—	$54,283
Weighted average units outstanding:
Basic and diluted	35,224,340		35,224,340
Net income per limited partner unit:
Basic and diluted	$1.54

	Year Ended December 31, 2022
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,403	$—	$66,403
Distribution in excess of net income	(2,230)	—	(2,230)
Net income	$64,173	$—	$64,173
Weighted average units outstanding:
Basic and diluted	35,217,336		35,217,336
Net income per limited partner unit:
Basic and diluted	$1.82

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
The Partnership's distribution for each quarter in the year ended December 31, 2023 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Distributions per common unit	$1.8856	$1.8856	$1.8856
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
Sales to related parties were as follows:

	Year Ended December 31,
	2023	2022	2021
Net sales—Westlake	$1,026,655	$1,342,910	$1,026,586
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
OpCo declared force majeure events in 2021 related to the flash fire at OpCo's Petro 2 facility, OpCo's Petro 1 facility outage, and due to the severe winter storm. As a result of these force majeure events in 2021, the Partnership recognized revenue for a buyer deficiency fee and Shortfall in 2021 of $51,395 and of $58,906, respectively. The buyer deficiency fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. The buyer deficiency fees and Shortfall are classified as a component of net sales—Westlake. The buyer deficiency fee recognized in 2021 was received by the Partnership in January 2022 and out of the total Shortfall of $58,906 recognized in 2021, $51,713 was received by the Partnership in 2022 and $7,004 was received in 2023 pursuant to the terms of the Ethylene Sales Agreement.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Year Ended December 31,
	2023	2022	2021
Feedstock purchased from Westlake and included in cost of sales	$398,700	$764,123	$404,359
Other charges from Westlake and included in cost of sales	123,039	172,761	130,541
Total	$521,739	$936,884	$534,900

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2023	2022	2021
Services received from Westlake and included in selling, general and administrative expenses	$27,085	$26,621	$28,577
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2023	2022	2021
Goods and services purchased from Westlake and capitalized as assets	$3,660	$2,852	$16,318
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,272 and $940 was included in the receivable under the Investment Management Agreement balance at December 31, 2023 and 2022, respectively. Total interest earned related to the Investment Management Agreement was $4,424, $1,875 and $296 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2023	2022
Receivable under the Investment Management Agreement	$94,444	$64,996
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any buyer deficiency fee and Shortfall recognized under the Ethylene Sales Agreement. As discussed above under "Sales to Related Parties", the buyer deficiency fee for the year ended December 31, 2022 was received by the Partnership in January 2023. Further, out of the total Shortfall recognized in 2021, $7,193 remained to be collected by the Partnership as of December 31, 2022. Of this amount, $7,004 was received during the year ended December 31, 2023 pursuant to the terms of the Ethylene Sales Agreement.
The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2023	2022
Accounts receivable—Westlake	$49,565	$90,965

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
The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2023	2022
Accounts payable—Westlake	$15,166	$34,087
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2023, 2022 and 2021 was $26,501, $13,407 and $8,816, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At December 31, 2023 and 2022, accrued interest on related party debt was $6,675 and $4,733, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2023	2022
Long-term debt payable to Westlake	$399,674	$399,674
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $1,869, $2,624 and $3,037 for the years ended December 31, 2023, 2022 and 2021, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2023, 2022 and 2021, Westlake accounted for approximately 86.2%, 84.3% and 84.5%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2023, 2022 and 2021, the Partnership reimbursed $347, $243 and $186, respectively, to Westlake for certain state tax payments.
Other
See Note 10 above for an additional related party transaction.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
12. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2023, 2022 and 2021. These phantom units vest on the first anniversary of the grant date. There were no forfeitures under the Plan during 2023, 2022 and 2021. The total fair value of phantom units that vested during the year ended December 31, 2023 was $278.
Non-vested phantom unit awards as of December 31, 2023 and 2022 and changes during the respective periods were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2021	11,178	$22.90
Granted	12,531	25.30
Vested	(11,178)	25.42
Non-vested balance at December 31, 2022	12,531	23.50
Granted	18,564	22.65
Vested	(12,531)	22.18
Non-vested balance at December 31, 2023	18,564	21.65
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are re-measured at each reporting date until they vest. The total units available for grant at December 31, 2023 were 1,198,853. The total compensation cost recognized during the years ended December 31, 2023, 2022 and 2021 was $349, $282 and $436, respectively, and is included in selling, general and administrative expenses and the related liability is classified as accrued and other liabilities in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2023 was $214 and the weighted average remaining term of the units at December 31, 2023 was 0.6 years.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2023 and December 31, 2022 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$408,110	$399,674	$405,879

14. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2023	2022	2021
Current
State and local	$837	$891	$561
Deferred
State and local	(24)	126	(12)
Total provision	$813	$1,017	$549
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
Provision for federal income tax, at statutory rate	$70,442	$70,528	$84,406
State income tax provision, net of federal income tax effect	813	1,017	549
Partnership income not subject to entity-level federal income tax	(70,442)	(70,528)	(84,406)
Total provision	$813	$1,017	$549
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2023	2022
Property, plant and equipment	$(1,402)	$(1,438)
Turnaround costs	(230)	(218)
Total deferred tax liabilities	$(1,632)	$(1,656)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,632)	$(1,656)
Total deferred tax liabilities	$(1,632)	$(1,656)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
15. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $24,980 and $17,537 at December 31, 2023 and 2022, respectively. Accrued maintenance expense, accrued capital expenditures, accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $5,170, $4,627, $6,675 and $3,033 at December 31, 2023, respectively, and were $3,752, $2,442, $4,733 and $2,652 at December 31, 2022, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $7,809, $6,372, and $14,415 at December 31, 2023, 2022, and 2021, respectively.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $24,537, $10,850 and $8,976 for the years ended December 31, 2023, 2022 and 2021, respectively. Income tax paid by the Partnership was $827, $683 and $676 for the years ended December 31, 2023, 2022 and 2021, respectively, of which $480, $440 and $490 was paid directly to the tax authorities for the years ended December 31, 2023, 2022 and 2021, and $347, $243 and $186 was paid to Westlake as reimbursements for the years ended December 31, 2023, 2022 and 2021.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $5,079, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
In September 2021, shortly after the turnaround on OpCo's Petro 2 facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. Contractors and employees working on and near the quench tower were injured and multiple lawsuits were filed against Westlake and OpCo. Final settlements were reached with all of the plaintiffs to fully resolve the lawsuits by Westlake, but payment by the insurance carriers has not yet been completed. Westlake is responsible for indemnifying the Partnership in connection to any loss OpCo may have incurred as a result of the fire.
The Partnership is also involved in other legal proceedings incidental to the conduct of its business. After considering all relevant facts and circumstances, including applicable insurance and indemnification by Westlake, the Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.
Other Commitments
The Partnership has various purchase commitments for its capital projects and for materials, supplies and services incident to the ordinary conduct of business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears on page 46 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2023, as stated in their report that appears on page 47 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2023, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We are managed and operated by the board of directors and executive officers of our general partner, Westlake Chemical Partners GP LLC, a wholly-owned subsidiary of Westlake. As a result of owning our general partner, Westlake has the right to appoint all members of the board of directors of our general partner (the "board of directors"), including at least three directors meeting the independence standards established by the NYSE and the Exchange Act. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owner, Westlake.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2023, we paid approximately $194.1 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of February 28, 2024. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The President, Chief Executive Officer and Director and the Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and most of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of February 28, 2024)	Position With Our General Partner
Albert Y. Chao	74	President, Chief Executive Officer and Director
James Y. Chao	76	Chairman of the Board of Directors
M. Steven Bender	67	Executive Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	53	Executive Vice President, Performance & Essential Materials, General Counsel, Chief Administrative Officer and Director
G. Stephen Finley	73	Director
Lisa A. Friel	57	Director
Andrew F. Kenner	59	Senior Vice President, Olefin Materials & Corporate Procurement
Randy G. Woelfel	68	Director
Johnathan S. Zoeller	48	Vice President and Chief Accounting Officer
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

L. Benjamin Ederington. Mr. Ederington has been our general partner's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer since May 2023 and a director since our general partner's formation in March 2014. Mr. Ederington served as our general partner's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from March 2022 to May 2023, Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022 and as Vice President, General Counsel and Secretary from March 2014 to February 2021. Mr. Ederington has also been Westlake's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer since April 2023. From March 2022 to April 2023 Mr. Ederington served as Westlake's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from July 2017 to March 2022, he was its Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he was its Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
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
Lisa A. Friel. Ms. Friel has been a director of our general partner since April 2023 and serves on the audit and conflicts committees. Ms. Friel was the Managing Partner of Ernst & Young LLP's San Antonio, Texas office from July 2012 until her retirement in September 2020. Ms. Friel began her career with Ernst & Young LLP in 1988. Ms. Friel holds a bachelor's of science degree in Accounting and Business Administration from the University of Kansas and is a Certified Public Accountant.
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
Director Independence
In accordance with the rules of the NYSE, the board of directors of our general partner currently has three independent directors. The board of directors of our general partner has determined that each of Messrs. Finley and Woelfel and Ms. Friel is independent as defined under the independence standards established by the NYSE and the Exchange Act.
Committees of the Board of Directors of our General Partner
The board of directors of our general partner has one standing committee: the audit committee. The board of directors of our general partner may also form a conflicts committee from time to time.
Audit Committee
The audit committee of our general partner's board of directors (the "audit committee") has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Finley and Woelfel and Ms. Friel, all of whom are independent. Mr. Finley is the current chairman of the audit committee. The board of directors of our general partner has determined that each of Messrs. Finley and Woelfel and Ms. Friel is an "audit committee financial expert" within the meaning of the SEC rules and "financially literate" within the meaning of the NYSE regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.wlkpartners.com.
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
Conflicts Committee
As set forth in the limited liability company agreement of our general partner, our general partner's board of directors may, from time to time, form a conflicts committee to which the board of directors of our general partner will appoint independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest between us, our limited partners and Westlake. The conflicts committee will determine the resolution of the conflict of interest in any manner referred to it in good faith. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Westlake, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in the Partnership Agreement. Messrs. Finley and Woelfel and Ms. Friel serve on the conflicts committee. Mr. Woelfel is the current chair of the conflicts committee. Any matters approved by the conflicts committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Meetings of the Board
During the last fiscal year, our general partner's board of directors held nine meetings and our general partner's audit committee held seven meetings. Our general partner's conflicts committee did not hold any meetings in the last fiscal year. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2023 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement, effective August 4, 2014, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. In connection with Westlake's annual budget process, Westlake determines a budgeted allocation rate, which represents an estimated average percentage of expected time that will be spent by each of the executive officers on our business during the succeeding year. The executive officers provide input as to what those estimated percentages should be. Those estimates are revised each year based on historical experience and business plans for the following year. The executive officers do not keep logs of their time spent on our matters. Since the allocation rate is initially estimated, the actual time spent by an executive officer on our behalf may vary from the budgeted allocation rate, and we may recognize an adjustment at the end of the year if allocating more or less of that executive officer's compensation than the actual percentage of his time spent on our behalf in a given year. During 2023, Mr. Albert Chao devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steven Bender devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2023.
Westlake has determined that only the base salary of each of the Westlake executive officers shall be allocated to us based on the percentages of business time set forth above. This is because Westlake's other compensation components such as Westlake equity awards and annual and quarterly cash incentive plans are determined based on the achievement of specific performance goals of Westlake's business, and not our business. Westlake has significant assets and holdings outside of us and our general partner.

Named Executive Officers
For 2023, our named executive officers ("NEOs") consisted of our general partner's principal executive officer, Mr. Albert Chao, and our general partner's principal financial officer, Mr. Steven Bender. The compensation allocated to us in 2023 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2023.
Compensation Decisions
Westlake has ultimate decision-making authority with respect to the total compensation of our NEOs because our NEOs are employed by Westlake. Any such compensation decisions will not be subject to any approvals by us, the board of directors or any committees thereof.
Except for amounts that we pay to Westlake under the Omnibus Agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs. Each of our executive officers (including our NEOs) is eligible to receive grants of unit-based awards under the Westlake Chemical Partners LP Long Term Incentive Plan (the "LTIP"), but none has to date received any awards under the LTIP. Any awards under the LTIP must be approved by the board of directors.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2023, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical and building products industries and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2023, Westlake paid Willis Towers Watson approximately $213,000 for compensation advisory services and approximately $2.7 million for other services (primarily related to the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services of Westlake was made by Westlake management and approved or ratified by the Westlake Compensation Committee. In February 2024, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2023 raised any conflict of interest and concluded that no conflict of interest exists.

The Deliberative Process
In establishing targeted levels of executive compensation, the Westlake Compensation Committee has selected a set of peer group companies (the "Peer Group") from among companies of relative comparable size to Westlake, with executive positions of similar scope and responsibility, and from among companies with which Westlake may compete for executive talent. With the assistance of Willis Towers Watson, the Westlake Compensation Committee reviews the Peer Group on a regular basis. To validate current peers and identify potential new peer companies, Willis Towers Watson conducts a comprehensive review using both objective and qualitative criteria that the Westlake Compensation Committee deems to be appropriate, including recent developments with current peer companies (e.g., merger and acquisition activity and changes in financial performance), revenue, industry classification, market capitalization and other financial data, peers of peers analysis, business and product portfolios, peers as identified by proxy advisory firms such as ISS and Glass Lewis, and business and labor market competitors, with an overall objective of achieving approximately a median ranking for Westlake within the Peer Group.
The following companies from both the chemicals and building products industries made up the Peer Group as adopted by the Westlake Compensation Committee for purposes of determining compensation for the Westlake NEOs for 2023:

Builders FirstSource, Inc.	Huntsman Corporation
Celanese Corporation	Masco Corporation
Corteva Inc.	The Mosaic Company
The Chemours Company	Olin Corporation
DuPont de Nemours, Inc.	Owens Corning
Eastman Chemical Company	PPG Industries, Inc.
Fortune Brands Innovations, Inc.	RPM International Inc.
As proposed by Willis Towers Watson, the Westlake Compensation Committee recommended, and the Westlake board of directors approved, adjustments to the Peer Group in November 2023 for purposes of determining compensation for 2024. In consideration of the criteria previously mentioned and to achieve an approximately median ranking for Westlake relative to its peer group, Dow Inc., Ecolab Inc., LyondellBasell Industries N.V. and The Sherwin-Williams Company were added to the Peer Group and Corteva, Inc. and Fortune Brands Innovations, Inc. were removed from the Peer Group. The Westlake Compensation Committee will continue to make changes in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies to help ensure that companies comparable in size and business profile to Westlake are included and continue to be appropriate for the compensation decision-making process.
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
The Westlake Compensation Committee meets annually in February to address the compensation of the Westlake NEOs and other Westlake Executives, including each of our NEOs. During this meeting, the Westlake Compensation Committee reviews the achievement of Westlake's goals and objectives, including Westlake's Economic Value Added (defined as the net operating profit after taxes in relation to capital employed) and performance relative to its competitors within the chemical and building products industries, including those direct competitors within the Peer Group, the Reference Points and other relevant factors established by the Westlake Compensation Committee. During this deliberation, the Westlake PEO is excused from the meeting to allow the members of the Westlake Compensation Committee to deliberate independently regarding the Westlake PEO's compensation. During this annual review meeting, the Westlake PEO also presents his recommendations to the Westlake Compensation Committee regarding the compensation to be provided to the other Westlake NEOs and other Westlake Executives. The Westlake PEO and the Westlake Compensation Committee, after considering data from the Reference Points and other relevant factors, set the compensation for these Westlake Executives.

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
Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2023, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:
•ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;
•ensure internal equity;
•recognize individual performance and contributions; or
•recognize changes in responsibility or the scope of the Westlake Executive's position.
For additional information regarding compensation decisions made by the Westlake Compensation Committee during 2023, including Westlake's equity awards and annual and quarterly cash incentive plans, see the proxy statement that is expected to be filed by Westlake in connection with its 2024 annual meeting of stockholders. In February 2024, the Westlake Compensation Committee elected to increase the base salary for Mr. Albert Chao to $1,301,000 from $1,263,000 and for Mr. Bender to $755,000 from $730,000.

Employment Agreements; Termination or Change-in-Control Arrangements
Employment Agreements—Westlake does not have employment agreements with any of the Westlake NEOs; however, each Westlake Executive, including each of the Westlake NEOs, is typically provided an offer letter of employment containing the principal elements of the employment arrangement, including compensation.
Termination or Change-in-Control Arrangements—Although none of the offer letters contain a provision for payments by us upon termination or a change in control, in 2023, following shareholder approval, Westlake incorporated change in control provisions into its annual cash incentive plan and long-term equity incentive plan that provide for certain benefits on a qualifying termination of employment within a twenty-four month period following a change in control of Westlake for awards that are assumed or replaced with equivalent awards or protections in connection with a change in control of Westlake if such awards were not assumed or replaced with equivalent awards. Furthermore, award agreements under Westlake's long-term equity incentive plan contain provisions that provide for certain accelerated vesting benefits in the event of termination by reason of death or normal retirement and Westlake's annual cash incentive plan provides for the payment of a prorated bonus and certain banked amounts in the event of termination by reason of death, permanent disability, normal retirement or an approved reduction-in-force. For additional information on termination and change in control provisions, see the section titled "2023 Potential Payments Upon Termination or Change in Control" of the proxy statement that is expected to be filed by Westlake in connection with its 2024 annual meeting of stockholders. We are not required to reimburse Westlake for any portion of such benefits that may become payable to our NEOs either in connection with or following a termination of employment or a change in control of Westlake.
Recovery of Erroneously Awarded Compensation
In November 2023, the board of directors approved a policy for recovering erroneously awarded compensation, or "clawback" policy, applicable to executive officers. The policy implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the listing standards of the New York Stock Exchange, and requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Partnership is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. As of the date hereof, none of our current or former executive officers have received incentive-based compensation from us for their services.
COMPENSATION COMMITTEE REPORT
Neither we nor our general partner has a compensation committee. The board of directors has reviewed and discussed the Partnership's Compensation Discussion and Analysis with management and, based upon this review, has approved it for inclusion in this report.
The information contained in this report shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Partnership specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Y. Chao
James Y. Chao
M. Steven Bender
L. Benjamin Ederington
G. Stephen Finley
Lisa A. Friel
Randy G. Woelfel

Executive Compensation
The compensation of our NEOs included in the tables below is established by Westlake as described above. We have included in the following tables the full base salary paid by Westlake to each of the NEOs, together with an estimate of the approximate time spent by each NEO on our behalf. The following table provides information regarding the NEO compensation actually allocated to us during 2023, 2022 and 2021.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
Albert Y. Chao President and Chief Executive Officer	2023	$1,256,000	10.0%	$125,600
	2022	1,201,000	10.0%	120,100
	2021	1,163,167	10.0%	116,317
M. Steven Bender Executive Vice President and Chief Financial Officer	2023	721,000	10.0%	72,100
	2022	660,000	10.0%	66,000
	2021	638,833	10.0%	63,883

______________________________
(1)See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.
(2)See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.
(3)Reflects the portion of base salary allocated to us by Westlake for the periods from January 1, 2023 through December 31, 2023, from January 1, 2022 through December 31, 2022 and from January 1, 2021 through December 31, 2021.
Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Friel and Messrs. Finley and Woelfel) receive compensation from our general partner for their service.
In 2023, Messrs. Finley and Woelfel and Ms. Friel each received an annual retainer valued at approximately $205,000, of which $100,000 was paid in the form of a cash retainer and the remaining $105,000 was paid in the form of a grant of phantom unit awards under the LTIP. In addition, in connection with her appointment to the board of directors, Ms. Friel received a grant of phantom unit awards valued at $105,000, effective May 10, 2023. All phantom unit awards vest on the first anniversary of their grant date. Mr. Finley, the audit committee chairman, received an additional cash retainer of $20,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.
The following table sets forth a summary of the compensation paid to non-employee directors in 2023:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
G. Stephen Finley	$120,000	$105,000	$8,237	$233,237
Lisa A. Friel	67,857	210,000	11,206	289,063
Randy G. Woelfel	100,000	105,000	8,237	213,237
Angela A. Minas (3)	25,000	—	1,969	26,969

______________________________

(1)The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. For a discussion of the related valuation assumptions, please see Note 12 to our consolidated financial statements included in this report. As of December 31, 2023, Ms. Friel held 9,444 phantom units, 4,884 of which will become fully vested on May 10, 2024 and 4,560 of which will become fully vested on August 9, 2024, and Mr. Finley and Mr. Woelfel each held 4,560 phantom units, which will become fully vested on August 9, 2024.
(2)The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
(3)Ms. Minas retired from the board of directors effective April 27, 2023.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Albert Chao, for the year ended December 31, 2023, determined on the basis set forth in the Summary Compensation Table; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2023, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). SEC rules allow us to identify our median employee once every three years unless there has been a change in our Seconded Employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. Accordingly, our 2023 CEO pay ratio is calculated utilizing the same median Seconded Employee identified in 2022. In determining that it was still appropriate to utilize our 2022 median Seconded Employee for this disclosure, we considered the change to our Seconded Employee population and compensation programs during 2023, as well as the absence of material changes in that Seconded Employee's job description or compensation during 2023. For purposes of determining the median of the annual total compensation of such Seconded Employees for the year ended December 31, 2022, the applicable SEC rules required us to identify the median employee, by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2022 through December 31, 2022 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost-of-living adjustments for purposes of this determination. We calculated 2023 total compensation for the median Seconded Employee identified in 2022 and the Chief Executive Officer using the same methodology we used for determining total compensation for 2023 for our NEOs as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$125,600
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$154,978
Ratio of (A) to (B)	0.81
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 23, 2024, the beneficial ownership of our outstanding common units and subordinated units held by:
•our general partner;
•Westlake;
•each director and named executive officer of our general partner; and
•all of the directors and executive officers of our general partner as a group.

We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 23, 2024, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

	Amount and Nature of Beneficial Ownership of Common Units of Westlake Chemical Partners LP
Name of Beneficial Owner	Direct		Percentage of Common Units Beneficially Owned
Westlake Corporation	14,122,230	(1)	40.1%
Westlake Chemical Partners GP LLC	—		—
Albert Y. Chao	175,528	(2)	*
James Y. Chao	13,908		*
M. Steven Bender	14,000		*
L. Benjamin Ederington	12,000		*
G. Stephen Finley	22,488		*
Lisa A. Friel	—		*
Randy G. Woelfel	22,773		*
All current directors and executive officers as a group (9 persons)	397,306		1.1%

______________________________
* Less than 1% of the outstanding common units.
(1)These common units are held of record by WPT LLC, a wholly-owned subsidiary of Westlake Corporation.
(2)The amount includes 9,093 common units held in family trusts for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.
The following table sets forth, as of February 23, 2024, the number of shares of common stock of Westlake Corporation beneficially owned by each beneficial owner of more than 5% of the common stock of Westlake Corporation, each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

	Amount and Nature of Beneficial Ownership of Common Stock of Westlake (1)
Directors and Named Executive Officers of Our General Partner	Direct		Percent of Class
TTWF LP and TTWFGP LLC	93,405,554	(2)	72.5%
Albert Y. Chao	1,104,662		*
James Y. Chao	181,157		*
M. Steven Bender	81,823		*
L. Benjamin Ederington	130,057		*
G. Stephen Finley	—		—
Lisa A. Friel	—		—
Randy G. Woelfel	—		—
All directors and executive officers as a group (9 persons)	1,536,828		1.2%

______________________________
*    Less than 1% of the outstanding shares of common stock.

(1)None of the shares beneficially owned by the directors or officers are pledged as security.
(2)TTWF LP, a Delaware limited partnership, holds 92,010,554 shares of common stock of Westlake Corporation and TTWFGP LLC, the general partner of TTWF LP, holds 1,395,000 of the 93,405,554 shares of common stock of Westlake Corporation reported herein. Two trusts for the benefit of members of the Chao family are the managers of TTWFGP LLC. Decisions regarding the voting and disposition of the securities held of record by TTWF LP and TTWFGP LLC are made by a committee comprised of members of the Chao family. Each member of the committee disclaims beneficial ownership of the securities reported herein.
The following table sets forth each person known to us who is the beneficial owner of 5% or more of our outstanding common units, other than Westlake, the holdings of which are listed in the first table of this section.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
TTWF LP and TTWFGP LLC 2801 Post Oak Boulevard, Suite 150 Houston, Texas 77056	15,524,099 (1)	44.1%
Energy Income Partners, LLC 10 Wright Street Westport, CT 06880	2,081,811 (2)	5.9%
First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation 120 East Liberty Drive, Suite 400 Wheaton, Illinois 60187	1,608,700 (3)	4.57%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	5,264,187 (4)	14.9%

______________________________

(1)Based on an Amendment No. 1 to a Schedule 13D filed on February 14, 2024. According to the filing, TTWF LP and TTWFGP LLC had shared voting and dispositive power over 14,122,230 common units held by Westlake Corporation, and TTWFGP LLC had sole voting and dispositive power over 1,401,869 common units. TTWF LP is the holder of record of 92,010,554 shares of common stock of Westlake Corporation and TTWFGP LLC, the general partner of TTWF LP, is the holder of record of 1,395,000 of Westlake Corporation. TTWF LP and TTWF GP LLC may be deemed to share beneficial ownership of the common units of which WPT LLC is the record owner.
(2)Based on an Amendment No. 4 to a Schedule 13G filed on February 14, 2024. According to the filing, Energy Income Partners, LLC had shared voting and shared dispositive power over 2,081,811 common units. In addition, each of James J. Murchie, Eva Pao and John K. Tysseland had shared voting and shared dispositive power over 2,081,811 common units as portfolios managers with respect to the portfolios managed by Energy Income Partners, LLC, and Saul Ballesteros had shared voting and shared dispositive power over 2,081,811 common units as a control person of Energy Income Partners, LLC.
(3)Based on an Amendment No. 3 to a Schedule 13G filed on February 7, 2024. According to the filing, First Trust Advisors L.P. and The Charger Corporation had shared voting power over 1,605,572 common units and shared dispositive power over 1,608,700 common units. First Trust Portfolios L.P. had shared voting power and shared dispositive power over 0 common units. According to the filing, The Charger Corporation is the general partner of both of First Trust Portfolios L.P. and First Trust Advisors L.P.; First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which holds common units of the Partnership; none of First Trust Portfolios L.P., First Trust Advisors L.P. and The Charger Corporation have the power to vote the units of the Partnership held by these unit investment trusts sponsored by First Trust Portfolios L.P; and the units are voted by the trustee of the unit investment trusts.
(4)Based on an Amendment No. 5 to a Schedule 13G filed on February 13, 2024. According to the filing, Invesco Ltd. had sole voting and sole dispositive power over 5,264,187 common units.
Equity Compensation Plan Information
Common units authorized for issuance under the Partnership's Long-Term Incentive Plan (the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	18,564	$—	1,198,853
Equity compensation plan not approved by security holders	—	N/A	—
Total	18,564	$—	1,198,853

______________________________
(1)Adopted by our general partner's board of directors in connection with our initial public offering. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution of $0.2750 per unit on all of our outstanding units for four quarters, Westlake would receive an aggregate annual distribution of approximately $15.5 million on its common units. During 2023, we made aggregate distributions of $1.8856 per unit to all of our unitholders, resulting in Westlake receiving approximately $26.6 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2023, we paid approximately $194.1 million for such expenses.
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
Lease Agreements
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

Omnibus Agreement
We, OpCo and Westlake are parties to the Omnibus Agreement, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of our equity interests in OpCo, the ethylene production facilities that serve Westlake's other facilities, or certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative and professional services and direct expenses incurred on our behalf and in connection with the operation of our business, including, but not limited to, legal, accounting services, audit services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us.
OpCo Partnership Agreement
We, OpCo GP and Westlake are parties to an amended and restated agreement of limited partnership of OpCo (the "OpCo LP Agreement"). The OpCo LP Agreement governs the ownership and management of OpCo and designates OpCo GP as the general partner of OpCo. OpCo GP generally has complete authority to manage OpCo's business and affairs. We control OpCo GP, as its sole member, subject to certain approval rights held by Westlake. The OpCo LP Agreement was amended in December 2017 in connection with the passage of the Bipartisan Budget Act of 2015, which amended certain partnership tax audit rules.
OpCo Revolver
On August 4, 2014, OpCo entered into a $600 million senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). The OpCo Revolver matures on July 12, 2027. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or (b) if SOFR is no longer available, the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
MLP Revolver
On April 29, 2015, we entered into a $300 million revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver") to fund our purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for approximately $135.3 million. In 2017, we entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300 million to $600 million. On March 29, 2019, we borrowed approximately $123.5 million under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo. The MLP Revolver matures on July 12, 2027. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or (b) if SOFR is no longer available, the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on our Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan.
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
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2023 and 2022 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Audit fees (1)	$909,500	$840,000
Audit-related fees	—	—
Tax fees (2)	396,195	362,652
All other fees	—	—
Total	$1,305,695	$1,202,652

______________________________
(1)Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls and quarterly review of our consolidated financial statements in 2023 and 2022 and review of a registration statement filed with the SEC in 2023.
(2)Represents tax services with respect to the preparation of the Partnership's 2022 K-1 and K-3 statements in 2023 and the preparation of the Partnership's 2021 K-1 and K-3 statements in 2022, tax consulting services in 2023 and compliance services in 2023 and 2022, respectively.
Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2023.

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

4.4
Tenth Supplemental Indenture (including the form of the Notes), dated as of November 29, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.5
Eleventh Supplemental Indenture (including the form of the Notes), dated as of November 28, 2017, among Westlake Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Westlake Corporation's Current Report on Form 8-K, filed on November 28, 2017, File No. 001-32260).

4.6
Twelfth Supplemental Indenture (including the form of the Notes), dated as of July 17, 2019, between Westlake Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake's Current Report on Form 8-K filed on July 17, 2019, File No. 1-32260).

4.7
Thirteenth Supplemental Indenture (including the form of Notes), dated as of June 12, 2020, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Westlake Corporation's Current Report on Form 8-K filed on June 12, 2020, File No. 1-32260).

4.8
Fourteenth Supplemental Indenture (including the form of Notes), dated as of August 19, 2021, between Westlake Corporation and The Bank of New Mellon Trust Company, N.A., as trustee (incorporated by reference to Westlake Corporation's Current Report on Form 8-K filed on August 19, 2021, File No. 1-32260).

4.9
Registration Rights Agreement by and among Westlake Chemical Partners LP and the persons named therein, dated as of March 29, 2019 (incorporated by reference to Exhibit 4.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on March 29, 2019, File No. 001-36567).

Exhibit No.	Description
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

10.4.1
First Amendment to Ethylene Sales Agreement (incorporated herein by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016, File No. 1-32260).

10.4.2
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

10.6
Site Lease Agreement (Lake Charles) between Westlake Petrochemicals LLC and Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.6 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.7
Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical Partners LP and Westlake Chemical Finance Corporation, dated as of April 29, 2015 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on April 30, 2015, File No. 001-36567).

10.7.1
First Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 01-36567) filed on August 3, 2017).

10.7.2
Second Amendment to Senior Unsecured Revolving Credit Agreement by and between Westlake Chemical Partners LP, as borrower, and Westlake Chemical Finance Corporation, as lender, dated as of November 28, 2017 (incorporated by reference to Exhibit 10.24 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 01-36567) filed on March 1, 2018).

10.7.3
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

10.7.4
Fourth Amendment to Senior Unsecured Revolving Credit Agreement of Westlake Chemical Partners LP (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on July 15, 2022).

10.8
Amended and Restated Senior Unsecured Revolving Credit Agreement by and among Westlake Chemical OpCo LP, Westlake Polymers LLC, and the lenders party thereto, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.9 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020, File No. 001-36567).

10.8.1
First Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 01-36567) filed on November 6, 2018).

Exhibit No.	Description
10.8.2
Second Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on July 15, 2022).

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

10.11
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

10.13.1
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

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

97*	Westlake Chemical Partners LP Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.

101.INS*	XBRL Instance Document-The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	February 28, 2024	/S/ ALBERT CHAO
Albert Chao President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CHAO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Albert Chao

/S/ M. STEVEN BENDER	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2024
M. Steven Bender

/S/ JOHNATHAN S. ZOELLER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Johnathan S. Zoeller

/S/ L. BENJAMIN EDERINGTON	Executive Vice President, Performance and Essential Materials, General Counsel, Chief Administrative Officer and Director	February 28, 2024
L. Benjamin Ederington

/S/ JAMES CHAO	Chairman of the Board of Directors	February 28, 2024
James Chao

/S/ G. STEPHEN FINLEY	Director	February 28, 2024
G. Stephen Finley

/S/ LISA FRIEL	Director	February 28, 2024
Lisa Friel

/S/ RANDY WOELFEL	Director	February 28, 2024
Randy Woelfel