Form 10-Q
period 2024-03-31
Westlake Chemical Partners LP
filed 2024-05-02
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,228,134 common units outstanding as of April 25, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$55,760	$58,619
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	94,477	94,444
Accounts receivable, net—Westlake	41,766	49,565
Accounts receivable, net—third parties	27,228	18,701
Inventories	4,860	4,432
Prepaid expenses and other current assets	257	442
Total current assets	224,348	226,203
Property, plant and equipment, net	926,813	943,843
Goodwill	5,814	5,814
Deferred charges and other assets, net	138,101	140,982
Total assets	$1,295,076	$1,316,842
LIABILITIES
Current liabilities
Accounts payable—Westlake	$8,439	$15,166
Accounts payable—third parties	14,843	16,189
Accrued and other liabilities	19,801	24,980
Total current liabilities	43,083	56,335
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,664	1,632
Other liabilities	2,410	2,951
Total liabilities	446,831	460,592
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,105,904 and 21,105,904 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	472,450	473,513
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	48,282	48,993
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	278,160	279,934
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	570,085	576,316
Total equity	848,245	856,250
Total liabilities and equity	$1,295,076	$1,316,842
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$235,209	$257,471
Net co-products, ethylene and other sales—third parties	49,464	50,206
Total net sales	284,673	307,677
Cost of sales	182,493	201,604
Gross profit	102,180	106,073
Selling, general and administrative expenses	7,077	7,914
Income from operations	95,103	98,159
Other income (expense)
Interest expense—Westlake	(6,581)	(7,315)
Other income, net	1,334	820
Income before income taxes	89,856	91,664
Provision for income taxes	210	212
Net income	89,646	91,452
Less: Net income attributable to noncontrolling interest in OpCo	74,813	76,560
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,833	$14,892
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.42	$0.42
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,105,904	21,099,638
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2023	$473,513	$48,993	$(242,572)	$576,316	$856,250
Net income	8,887	5,946	—	74,813	89,646
Distribution to unitholders	(9,950)	(6,657)	—	—	(16,607)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(81,044)	(81,044)
Balances at March 31, 2024	$472,450	$48,282	$(242,572)	$570,085	$848,245

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in thousands of dollars)
Cash flows from operating activities
Net income	$89,646	$91,452
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,994	26,636
Loss from disposition of property, plant and equipment	271	367
Other losses, net	256	575
Changes in operating assets and liabilities
Accounts receivable—third parties	(8,751)	(248)
Net accounts receivable—Westlake	3,720	20,904
Inventories	(428)	(751)
Prepaid expenses and other current assets	185	152
Accounts payable—third parties	(1,173)	2,791
Accrued and other liabilities	(3,231)	5,467
Other, net	(3,924)	(2,485)
Net cash provided by operating activities	104,565	144,860
Cash flows from investing activities
Additions to property, plant and equipment	(9,773)	(12,656)
Investments with Westlake under the Investment Management Agreement	—	(90,116)
Maturities of investments with Westlake under the Investment Management Agreement	—	103,000
Net cash provided by (used for) investing activities	(9,773)	228
Cash flows from financing activities
Proceeds from debt payable to Westlake	54,000	39,000
Repayment of debt payable to Westlake	(54,000)	(39,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(81,044)	(88,678)
Distributions to unitholders	(16,607)	(16,604)
Net cash used for financing activities	(97,651)	(105,282)
Net increase (decrease) in cash and cash equivalents	(2,859)	39,806
Cash and cash equivalents at beginning of period	58,619	64,782
Cash and cash equivalents at end of period	$55,760	$104,588
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
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), filed with the SEC on February 28, 2024. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2023.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023 and the changes in its cash position for the three months ended March 31, 2024 and 2023.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2024 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Recently Issued Accounting Pronouncement
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
Recently Adopted Accounting Standards
Segment Reporting (ASU No. 2023-07)
In November 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update. The update requires public entities to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update also requires that a public entity that has a single reportable segment provide all disclosures required by the update as well as all existing segment disclosures in Topic 280. The amendments in this update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Partnership adopted this accounting standard effective January 1, 2024, and the adoption will result in additional segment disclosures in the Partnership's annual financial statements for the year ending December 31, 2024 and the interim periods thereafter.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	March 31, 2024	December 31, 2023
Trade customers	$24,306	$15,622
Allowance for credit losses	(435)	(278)
Other receivables	3,357	3,357
Accounts receivable, net—third parties	$27,228	$18,701
3. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Finished products	$4,375	$4,147
Feedstock, additives and chemicals	485	285
Inventories	$4,860	$4,432
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,537 and $20,957 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $6,457 and $5,679 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
6. Distributions and Net Income Per Limited Partner Unit
On April 30, 2024, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2024 of $0.4714 per unit. This distribution is payable on May 29, 2024 to unitholders of record as of May 13, 2024.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2024	2023
Net income attributable to the Partnership	$14,833	$14,892
Less:
Limited partners' distribution declared on common units	16,607	16,603
Distribution in excess of net income	$(1,774)	$(1,711)
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

	Three Months Ended March 31, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,607	$—	$16,607
Distribution in excess of net income	(1,774)	—	(1,774)
Net income	$14,833	$—	$14,833
Weighted average units outstanding:
Basic and diluted	35,228,134		35,228,134
Net income per limited partner unit:
Basic and diluted	$0.42

	Three Months Ended March 31, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,603	$—	$16,603
Distribution in excess of net income	(1,711)	—	(1,711)
Net income	$14,892	$—	$14,892
Weighted average units outstanding:
Basic and diluted	35,221,868		35,221,868
Net income per limited partner unit:
Basic and diluted	$0.42

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The amended Partnership Agreement provides that the Partnership will distribute cash that is deemed to be an appropriate portion of the Partnership's total operating surplus. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
The Partnership's distribution for the three months ended March 31, 2024 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Distributions per common unit	$0.4714	$0.4714
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of March 31, 2024.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
8. Related Party Transactions
Related party transactions between the Partnership, OpCo and Westlake are primarily based on agreements such as the Ethylene Sales Agreement, the Feedstock Supply Agreement, the Services and Secondment Agreement, Site Lease Agreements, the Omnibus Agreement, the Investment Management Agreement, the Exchange Agreement, the OpCo Partnership Agreement, the OpCo Revolver and the MLP Revolver. These agreements, discussed in detail in the Partnership's 2023 consolidated financial statements included in the 2023 Form 10-K filed on February 28, 2024, reflect the pervasive effect of the relationship with Westlake on the Partnership's operations and its consolidated financial statements. Pursuant to these agreements, the Partnership and OpCo regularly enter into transactions with Westlake. See below for descriptions and details of significant related party transactions.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which it charges Westlake a fee.
Sales to related parties were as follows:

	Three Months Ended March 31,
	2024	2023
Net sales—Westlake	$235,209	$257,471
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
Charges from related parties in cost of sales were as follows:

	Three Months Ended March 31,
	2024	2023
Feedstock purchased from Westlake and included in cost of sales	$78,537	$103,042
Other charges from Westlake and included in cost of sales	32,068	30,906
Total	$110,605	$133,948

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2024	2023
Services received from Westlake and included in selling, general and administrative expenses	$6,099	$6,671
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2024	2023
Goods and services purchased from Westlake and capitalized as assets	$412	$699
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,305 and $1,272 was included in the receivable under the Investment Management Agreement balance at March 31, 2024 and December 31, 2023, respectively. Total interest earned related to the Investment Management Agreement was $1,305 and $907 for the three months ended March 31, 2024 and 2023, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2024	December 31, 2023
Receivable under the Investment Management Agreement	$94,477	$94,444

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
As a result of force majeure events in 2021, the Partnership recognized a shortfall fee of $58,906 during 2021, of which $189 remained to be collected by the Partnership as of December 31, 2023 and was received in the three months ended March 31, 2024.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2024	December 31, 2023
Accounts receivable—Westlake	$41,766	$49,565
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	March 31, 2024	December 31, 2023
Accounts payable—Westlake	$8,439	$15,166
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $425 and $737 for the three months ended March 31, 2024 and 2023, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended March 31, 2024 and 2023 was $6,581 and $7,315, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At March 31, 2024 and December 31, 2023, accrued interest on related party debt was $6,617 and $6,675, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2024	December 31, 2023
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2024 and 2023, Westlake accounted for approximately 82.6% and 83.7%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	March 31, 2024	December 31, 2023
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of March 31, 2024, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 7.2% and 7.2% at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2024 and December 31, 2023 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$413,825	$399,674	$408,110

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $19,801 and $24,980 at March 31, 2024 and December 31, 2023, respectively. Accrued maintenance expense, accrued capital expenditures, accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $2,743, $2,310, $6,617 and $3,439, respectively, at March 31, 2024 and $5,170, $4,627, $6,675 and $3,033, respectively, at December 31, 2023. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $5,495 and $2,091 at March 31, 2024 and 2023, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $6,640 and $4,696 for the three months ended March 31, 2024 and 2023, respectively.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $0 and $5,079 at March 31, 2024 and December 31, 2023, respectively.
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
In September 2021, shortly after the turnaround on OpCo's Petro 2 facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. Contractors and employees working on and near the quench tower were injured and multiple lawsuits were filed against Westlake and OpCo. Final settlements were reached with all of the plaintiffs to fully resolve the lawsuits by Westlake, but payment by the insurance carriers has not yet been completed. Westlake and its subsidiaries are responsible for indemnifying the Partnership in connection with any losses incurred by OpCo as a result of the fire.
The Partnership is also involved in other legal proceedings incidental to the conduct of its business. After considering all relevant facts and circumstances, including applicable insurance and indemnification by Westlake, the Partnership does not believe that any of these legal proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), as filed with the SEC on February 28, 2024. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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

Results of Operations

	Three Months Ended March 31,
	2024	2023

	(in thousands of dollars)
Revenue
Net sales—Westlake	$235,209	$257,471
Net co-products, ethylene and other sales—third parties	49,464	50,206
Total net sales	284,673	307,677
Cost of sales	182,493	201,604
Gross profit	102,180	106,073
Selling, general and administrative expenses	7,077	7,914
Income from operations	95,103	98,159
Other income (expense)
Interest expense—Westlake	(6,581)	(7,315)
Other income, net	1,334	820
Income before income taxes	89,856	91,664
Provision for income taxes	210	212
Net income	89,646	91,452
Less: Net income attributable to noncontrolling interest in OpCo	74,813	76,560
Net income attributable to Westlake Chemical Partners LP	$14,833	$14,892
MLP distributable cash flow (1)	$16,892	$17,551
EBITDA (2)	$124,431	$125,615
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2024
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-5.9%	-1.6%

		Three Months Ended March 31, 2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)		-32.6%
Feedstock (Ethane)		-23.0%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in thousands of dollars)
Net cash provided by operating activities	$104,565	$144,860
Loss from disposition of property, plant and equipment	(271)	(367)
Changes in operating assets and liabilities and other	(14,648)	(53,041)
Net income	89,646	91,452
Add:
Depreciation, amortization and disposition of property, plant and equipment	28,265	27,003
Less:
Contribution to turnaround reserves	(11,476)	(7,306)
Maintenance capital expenditures	(7,749)	(8,024)
Distributable cash flow attributable to noncontrolling interest in OpCo	(81,794)	(85,574)
MLP distributable cash flow	$16,892	$17,551
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023

	(in thousands of dollars)
Net cash provided by operating activities	$104,565	$144,860
Loss from disposition of property, plant and equipment	(271)	(367)
Changes in operating assets and liabilities and other	(14,648)	(53,041)
Net income	89,646	91,452
Less:
Other income, net	1,334	820
Interest expense—Westlake	(6,581)	(7,315)
Provision for income taxes	(210)	(212)
Income from operations	95,103	98,159
Add:
Depreciation and amortization	27,994	26,636
Other income, net	1,334	820
EBITDA	$124,431	$125,615

Summary
For the quarter ended March 31, 2024, net income was $89.6 million on net sales of $284.7 million. This represents a decrease in net income of $1.9 million as compared to net income of $91.5 million on net sales of $307.7 million for the quarter ended March 31, 2023. Net income attributable to the Partnership for the first quarter of 2024 was $14.8 million as compared to $14.9 million for the first quarter of 2023. Income from operations was $95.1 million for the first quarter of 2024 as compared to $98.2 million for the first quarter of 2023. Income from operations and net income for the first quarter of 2024 as compared to the first quarter of 2023 were lower primarily due to lower ethylene and co-products sales prices as well as lower ethylene sales volumes in the first quarter of 2024 compared to the first quarter of 2023, partially offset by lower ethane feedstock and natural gas costs. Net income attributable to the Partnership for the first quarter of 2024 was comparable with the first quarter of 2023. Net sales for the first quarter of 2024 decreased by $23.0 million as compared to net sales for the first quarter of 2023, mainly due to lower ethylene and co-products sales prices and lower ethylene sales volumes in the first quarter of 2024 compared to the first quarter of 2023.
RESULTS OF OPERATIONS
First Quarter 2024 Compared with First Quarter 2023
Net Sales. Total net sales decreased by $23.0 million, or 7.5%, to $284.7 million in the first quarter of 2024 from $307.7 million in the first quarter of 2023. The decrease in net sales in the first quarter of 2024 was primarily due to lower ethylene and co-products sales prices and lower ethylene sales volumes in the first quarter of 2024 compared to the first quarter of 2023, partially offset by higher co-products sales volumes. Lower average sales prices in the first quarter of 2024 contributed to a 5.9% decrease in net sales compared to the first quarter of 2023. Lower sales volumes in the first quarter of 2024 contributed to a 1.6% decrease in net sales compared to the first quarter of 2023.
Gross Profit. Gross profit decreased to $102.2 million in the first quarter of 2024 from $106.1 million in the first quarter of 2023. The lower gross profit was primarily due to lower ethylene and co-products sales prices and lower ethylene sales volumes in the first quarter of 2024 compared to the first quarter of 2023, partially offset by lower ethane feedstock and natural gas costs. Gross profit margin percentage in the first quarter of 2024 was 35.9%, which was comparable to 34.5% for the first quarter of 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.8 million, or 10.1%, to $7.1 million in the first quarter of 2024 as compared to $7.9 million in the first quarter of 2023. The decrease in the first quarter of 2024 was mainly attributable to a reduction in the provision for credit losses recognized and lower service costs in the first quarter of 2024 as compared to the first quarter of 2023.
Interest Expense—Westlake. Interest expense of $6.6 million in the first quarter of 2024 decreased from $7.3 million in the first quarter of 2023 mainly due to lower average debt balance outstanding in the first quarter of 2024 as compared to the first quarter of 2023.
Other Income, net. Other income, net increased by $0.5 to $1.3 million in the first quarter of 2024 from $0.8 in the first quarter of 2023, primarily due to higher interest earned on the balance with Westlake under the Investment Management Agreement due to higher market interest rates.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $0.7 million to $16.9 million in the first quarter of 2024 from$17.6 million in the first quarter of 2023. The decrease in the first quarter of 2024, as compared to the prior-year period, was primarily attributable to higher contribution to turnaround reserves and decreased earnings at OpCo, partially offset by lower distributable cash flow attributable to noncontrolling interest.
EBITDA. EBITDA decreased by $1.2 million to $124.4 million in the first quarter of 2024 from $125.6 million in the first quarter of 2023. The decrease was primarily due to decreased earnings at OpCo.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Operating Activities
Operating activities provided cash of $104.6 million in the first three months of 2024 compared to cash provided by operating activities of $144.9 million in the first three months of 2023. The $40.3 million decrease in cash flows from operating activities was mainly due to a decrease of $38.0 million in cash used by working capital during the three months ended March 31, 2024 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, used cash of $9.7 million in the first three months of 2024 as compared to $28.3 million of cash provided in the first three months of 2023, resulting in an overall unfavorable change of $38.0 million. The unfavorable change in working capital was mainly attributable to unfavorable changes in net accounts receivable—Westlake, accounts receivable—third parties, and accrued and other liabilities. The unfavorable change in accounts receivable, net—Westlake was due to a smaller buyer deficiency fee and Shortfall collected in the first three months of 2024 as compared to the first three months of 2023 and lower ethane feedstock costs. Unfavorable changes in accounts receivables— third parties and accrued and other liabilities were due to higher third party sales and lower maintenance costs in the first three months of 2024 as compared to the first three months of 2023.
Investing Activities
Net cash used for investing activities in the first three months of 2024 was $9.8 million as compared to net cash provided by investing activities of $0.2 million in the first three months of 2023, resulting in an overall unfavorable change of $10.0 million in investing cash flows. During the first three months of 2023, there were net maturities of investments of $12.9 million under the Investment Management Agreement, whereas, in the first three months of 2024 there were no investing activities under the Investment Management Agreement. Capital expenditures during the first three months of 2024 was slightly lower than the first three months of 2023. For both the comparative periods, these capital expenditures were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first three months of 2024 was $97.7 million as compared to net cash used for financing activities of $105.3 million in the first three months of 2023. The outflows in the first three months of 2024 were related to distributions of $81.0 million to the noncontrolling interest retained in OpCo by Westlake and of $16.6 million to unitholders by the Partnership. The cash outflows in the first three months of 2023 were related to distributions of $88.7 million to the noncontrolling interest retained in OpCo by Westlake and of $16.6 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of March 31, 2024.
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
Our cash is generated from cash distributions from OpCo. OpCo is a restricted subsidiary under certain indentures governing Westlake's senior notes, and these restrictions limit OpCo's ability to, among other things, incur additional debt. Westlake's credit facility and various indentures do not prevent OpCo from making distributions to us.
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
On April 30, 2024, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on May 29, 2024 to unitholders of record as of May 13, 2024, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on March 31, 2024. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the three months ended March 31, 2024 and 2023. Total capital expenditures for the three months ended March 31, 2024 and 2023 were $9.8 million and $12.7 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2024, our cash and cash equivalents totaled $55.8 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $94.5 million of cash invested under the Investment Management Agreement at March 31, 2024.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of March 31, 2024, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2024, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2023 Form 10-K and the following:
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at March 31, 2024.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2024, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of March 31, 2024 was 7.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the March 31, 2024 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2023 Form 10-K, filed on February 28, 2024, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated discussion on legal proceedings, which information is incorporated by reference herein.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2023 Form 10-K. There have been no material changes from those risk factors.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2024, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	Inline XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_____________
†    Filed herewith.
#    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 2, 2024	By:	/S/ ALBERT CHAO
Albert Chao
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 2, 2024	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)