Form 10-Q
period 2024-06-30
Westlake Chemical Partners LP
filed 2024-08-09
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,230,576 common units outstanding as of August 2, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$65,999	$58,619
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	94,478	94,444
Accounts receivable, net—Westlake	39,090	49,565
Accounts receivable, net—third parties	27,128	18,701
Inventories	4,487	4,432
Prepaid expenses and other current assets	944	442
Total current assets	232,126	226,203
Property, plant and equipment, net	912,752	943,843
Goodwill	5,814	5,814
Deferred charges and other assets, net	137,670	140,982
Total assets	$1,288,362	$1,316,842
LIABILITIES
Current liabilities
Accounts payable—Westlake	$10,581	$15,166
Accounts payable—third parties	17,186	16,189
Accrued and other liabilities	21,840	24,980
Total current liabilities	49,607	56,335
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,680	1,632
Other liabilities	2,554	2,951
Total liabilities	453,515	460,592
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,108,346 and 21,105,904 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	471,199	473,513
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	47,408	48,993
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	276,035	279,934
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	558,812	576,316
Total equity	834,847	856,250
Total liabilities and equity	$1,288,362	$1,316,842
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$239,527	$224,575	$474,736	$482,046
Net co-products, ethylene and other sales—third parties	44,641	39,602	94,105	89,808
Total net sales	284,168	264,177	568,841	571,854
Cost of sales	182,936	176,455	365,429	378,059
Gross profit	101,232	87,722	203,412	193,795
Selling, general and administrative expenses	7,605	7,229	14,682	15,143
Income from operations	93,627	80,493	188,730	178,652
Other income (expense)
Interest expense—Westlake	(6,651)	(6,117)	(13,232)	(13,432)
Other income, net	1,257	1,061	2,591	1,881
Income before income taxes	88,233	75,437	178,089	167,101
Provision for income taxes	207	173	417	385
Net income	88,026	75,264	177,672	166,716
Less: Net income attributable to noncontrolling interest in OpCo	73,599	63,378	148,412	139,938
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,427	$11,886	$29,260	$26,778
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.41	$0.34	$0.83	$0.76
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,107,299	21,099,638	21,106,602	21,099,638
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2023	$473,513	$48,993	$(242,572)	$576,316	$856,250
Net income	8,887	5,946	—	74,813	89,646
Distribution to unitholders	(9,950)	(6,657)	—	—	(16,607)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(81,044)	(81,044)
Balances at March 31, 2024	$472,450	$48,282	$(242,572)	$570,085	$848,245
Net income	8,644	5,783	—	73,599	88,026
Units issued for vested phantom units	55	—	—	—	55
Distribution to unitholders	(9,950)	(6,657)	—	—	(16,607)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(84,872)	(84,872)
Balances at June 30, 2024	$471,199	$47,408	$(242,572)	$558,812	$834,847

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in thousands of dollars)
Cash flows from operating activities
Net income	$177,672	$166,716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,309	53,676
Loss from disposition of property, plant and equipment	1,825	422
Other losses, net	45	303
Changes in operating assets and liabilities
Accounts receivable—third parties	(8,424)	2,266
Net accounts receivable—Westlake	8,537	21,481
Inventories	(55)	1,455
Prepaid expenses and other current assets	(502)	(413)
Accounts payable—third parties	1,622	15,372
Accrued and other liabilities	(844)	9,489
Other, net	(9,724)	(27,364)
Net cash provided by operating activities	226,461	243,403
Cash flows from investing activities
Additions to property, plant and equipment	(19,951)	(17,169)
Investments with Westlake under the Investment Management Agreement	—	(164,116)
Maturities of investments with Westlake under the Investment Management Agreement	—	135,000
Net cash used for investing activities	(19,951)	(46,285)
Cash flows from financing activities
Proceeds from debt payable to Westlake	108,000	98,500
Repayment of debt payable to Westlake	(108,000)	(98,500)
Distributions to noncontrolling interest retained in OpCo by Westlake	(165,916)	(169,259)
Distributions to unitholders	(33,214)	(33,207)
Net cash used for financing activities	(199,130)	(202,466)
Net increase (decrease) in cash and cash equivalents	7,380	(5,348)
Cash and cash equivalents at beginning of period	58,619	64,782
Cash and cash equivalents at end of period	$65,999	$59,434
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
The Partnership holds a 22.8% limited partner interest and the entire non-economic general partner interest in OpCo. The remaining 77.2% limited partner interest in OpCo is owned directly by Westlake, which has no rights to direct the activities that most significantly impact the economic performance of OpCo. As a result of the fact that substantially all of OpCo's activities are conducted on behalf of Westlake, and the fact that OpCo exhibits disproportionality of voting rights to economic interest, OpCo was deemed to be a variable interest entity. The Partnership, through its ownership of OpCo's general partner, has the power to direct the activities that most significantly impact the economic performance of OpCo, and it also has the obligation or right to absorb losses or receive benefits from OpCo that could potentially be significant to OpCo. As such, the Partnership was determined to be OpCo's primary beneficiary and therefore consolidates OpCo's results of operations and financial position. The Partnership's operations consist exclusively of the variable interest entity's operations and, as such, no additional variable interest entity disclosures are considered necessary. Westlake's retained interest of 77.2% is recorded as noncontrolling interest in the Partnership's consolidated financial statements.
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023 and the changes in its cash position for the six months ended June 30, 2024 and 2023.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Recently Issued Accounting Pronouncement
Income Taxes (ASU No. 2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring additional tax disclosures under Topic 740 primarily related to the rate reconciliation and income taxes paid disclosures. The amendments in this update will be effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Retrospective application is also permitted. The update is not expected to have a material impact on the Partnership's disclosures.
Recently Adopted Accounting Standard
Segment Reporting (ASU No. 2023-07)
In November 2023, the FASB issued an accounting standards update requiring public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update also requires that a public entity that has a single reportable segment provide all disclosures required by the update as well as all existing segment disclosures in Topic 280. The amendments in this update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Partnership adopted this accounting standard effective January 1, 2024, and the adoption will result in additional segment disclosures in the Partnership's annual financial statements for the year ending December 31, 2024 and the interim periods thereafter.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2024	December 31, 2023
Trade customers	$24,268	$15,622
Allowance for credit losses	(275)	(278)
Other receivables	3,135	3,357
Accounts receivable, net—third parties	$27,128	$18,701
3. Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Finished products	$3,951	$4,147
Feedstock, additives and chemicals	536	285
Inventories	$4,487	$4,432
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,830 and $20,928 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense on property, plant and equipment of $43,367 and $41,885 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $6,485 and $6,112 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively. Amortization expense on deferred charges and other assets of $12,942 and $11,791 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On July 30, 2024, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2024 of $0.4714 per unit. This distribution is payable on August 27, 2024 to unitholders of record as of August 12, 2024.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to the Partnership	$14,427	$11,886	$29,260	$26,778
Less:
Limited partners' distribution declared on common units	16,608	16,604	33,215	33,207
Distribution in excess of net income	$(2,181)	$(4,718)	$(3,955)	$(6,429)
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

	Three Months Ended June 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,608	$—	$16,608
Distribution in excess of net income	(2,181)	—	(2,181)
Net income	$14,427	$—	$14,427
Weighted average units outstanding:
Basic and diluted	35,229,529		35,229,529
Net income per limited partner unit:
Basic and diluted	$0.41

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,604	$—	$16,604
Distribution in excess of net income	(4,718)	—	(4,718)
Net income	$11,886	$—	$11,886
Weighted average units outstanding:
Basic and diluted	35,221,868		35,221,868
Net income per limited partner unit:
Basic and diluted	$0.34

	Six Months Ended June 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,215	$—	$33,215
Distribution in excess of net income	(3,955)	—	(3,955)
Net income	$29,260	$—	$29,260
Weighted average units outstanding:
Basic and diluted	35,228,832		35,228,832
Net income per limited partner unit:
Basic and diluted	$0.83

	Six Months Ended June 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,207	$—	$33,207
Distribution in excess of net income	(6,429)	—	(6,429)
Net income	$26,778	$—	$26,778
Weighted average units outstanding:
Basic and diluted	35,221,868		35,221,868
Net income per limited partner unit:
Basic and diluted	$0.76
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership's distribution for the three months ended June 30, 2024 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions per common unit	$0.4714	$0.4714	$0.9428	$0.9428
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of June 30, 2024.
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
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales—Westlake	$239,527	$224,575	$474,736	$482,046

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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Feedstock purchased from Westlake and included in cost of sales	$77,007	$80,727	$155,544	$183,769
Other charges from Westlake and included in cost of sales	29,598	29,729	61,666	60,635
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Services received from Westlake and included in selling, general and administrative expenses	$7,076	$6,625	$13,175	$13,296
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake, which were capitalized as assets, relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Goods and services purchased from Westlake and capitalized as assets	$437	$1,173	$849	$1,872
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,306 and $1,272 was included in the receivable under the Investment Management Agreement balance at June 30, 2024 and December 31, 2023, respectively. Total interest earned related to the Investment Management Agreement was $1,306 and $1,058 for the three months ended June 30, 2024 and 2023, respectively, and $2,611 and $1,965 for the six months ended June 30, 2024 and 2023, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2024	December 31, 2023
Receivable under the Investment Management Agreement	$94,478	$94,444

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
As a result of force majeure events in 2021, the Partnership recognized a shortfall fee of $58,906 during 2021, of which $189 remained to be collected by the Partnership as of December 31, 2023 and was received in the six months ended June 30, 2024.
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2024	December 31, 2023
Accounts receivable—Westlake	$39,090	$49,565
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	June 30, 2024	December 31, 2023
Accounts payable—Westlake	$10,581	$15,166
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $430 and $310 for the three months ended June 30, 2024 and 2023, respectively, and $855 and $1,047 for the six months ended June 30, 2024 and 2023, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended June 30, 2024 and 2023 was $6,651 and $6,117, respectively. Interest on related party debt payable balances, net of capitalized interest, for the six months ended June 30, 2024 and 2023 was $13,232 and $13,432, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At June 30, 2024 and December 31, 2023, accrued interest on related party debt was $6,679 and $6,675, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2024	December 31, 2023
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2024 and 2023, Westlake accounted for approximately 84.3% and 85.0%, respectively, of the Partnership's net sales. During the six months ended June 30, 2024 and 2023, Westlake accounted for approximately 83.5% and 84.3%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2024	December 31, 2023
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of June 30, 2024, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 7.2% and 7.2% at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2024 and December 31, 2023 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$412,110	$399,674	$408,110

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $21,840 and $24,980 at June 30, 2024 and December 31, 2023, respectively. Accrued maintenance expense, accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $4,096, $6,679 and $4,807, respectively, at June 30, 2024 and $5,170, $6,675 and $3,033, respectively, at December 31, 2023. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $4,640 and $4,368 at June 30, 2024 and 2023, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $13,228 and $11,987 for the six months ended June 30, 2024 and 2023, respectively.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $616 and $0 for the six months ended June 30, 2024 and 2023, respectively.
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
In September 2021, shortly after the turnaround on OpCo's Petro 2 facility commenced, there was a flash fire at the quench tower of the Petro 2 facility. Contractors and employees working on and near the quench tower were injured and multiple lawsuits were filed against Westlake and OpCo. Final settlements were reached with all of the plaintiffs to fully resolve the lawsuits by Westlake, and payment by Westlake and the insurance carriers is complete. Westlake and its subsidiaries are responsible for indemnifying the Partnership in connection with any losses incurred by OpCo as a result of the fire.
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

Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and turnaround and maintenance expenses. With the exception of feedstock (including natural gas) and utilities-related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our ethylene production facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected facility. We plan to commence the next planned maintenance turnaround at Petro 1 in the first quarter of 2025.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands of dollars)
Revenue
Net sales—Westlake	$239,527	$224,575	$474,736	$482,046
Net co-products, ethylene and other sales—third parties	44,641	39,602	94,105	89,808
Total net sales	284,168	264,177	568,841	571,854
Cost of sales	182,936	176,455	365,429	378,059
Gross profit	101,232	87,722	203,412	193,795
Selling, general and administrative expenses	7,605	7,229	14,682	15,143
Income from operations	93,627	80,493	188,730	178,652
Other income (expense)
Interest expense—Westlake	(6,651)	(6,117)	(13,232)	(13,432)
Other income, net	1,257	1,061	2,591	1,881
Income before income taxes	88,233	75,437	178,089	167,101
Provision for income taxes	207	173	417	385
Net income	88,026	75,264	177,672	166,716
Less: Net income attributable to noncontrolling interest in OpCo	73,599	63,378	148,412	139,938
Net income attributable to Westlake Chemical Partners LP	$14,427	$11,886	$29,260	$26,778
MLP distributable cash flow (1)	$17,135	$14,985	$34,027	$32,536
EBITDA (2)	$123,199	$108,594	$247,630	$234,209
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-1.2%	+8.8%	-3.9%	+3.3%

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-11.3%	-24.4%
Feedstock (Ethane)	-8.9%	-16.6%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands of dollars)
Net cash provided by operating activities	$121,896	$98,543	$226,461	$243,403
Loss from disposition of property, plant and equipment	(1,554)	(55)	(1,825)	(422)
Changes in operating assets and liabilities and other	(32,316)	(23,224)	(46,964)	(76,265)
Net income	88,026	75,264	177,672	166,716
Add:
Depreciation, amortization and disposition of property, plant and equipment	29,869	27,095	58,134	54,098
Less:
Contribution to turnaround reserves	(8,672)	(6,967)	(20,148)	(14,273)
Maintenance capital expenditures	(9,306)	(6,521)	(17,055)	(14,545)
Distributable cash flow attributable to noncontrolling interest in OpCo	(82,782)	(73,886)	(164,576)	(159,460)
MLP distributable cash flow	$17,135	$14,985	$34,027	$32,536
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands of dollars)
Net cash provided by operating activities	$121,896	$98,543	$226,461	$243,403
Loss from disposition of property, plant and equipment	(1,554)	(55)	(1,825)	(422)
Changes in operating assets and liabilities and other	(32,316)	(23,224)	(46,964)	(76,265)
Net income	88,026	75,264	177,672	166,716
Less:
Other income, net	1,257	1,061	2,591	1,881
Interest expense—Westlake	(6,651)	(6,117)	(13,232)	(13,432)
Provision for income taxes	(207)	(173)	(417)	(385)
Income from operations	93,627	80,493	188,730	178,652
Add:
Depreciation and amortization	28,315	27,040	56,309	53,676
Other income, net	1,257	1,061	2,591	1,881
EBITDA	$123,199	$108,594	$247,630	$234,209

Summary
For the quarter ended June 30, 2024, net income was $88.0 million on net sales of $284.2 million. This represents an increase in net income of $12.7 million as compared to net income of $75.3 million on net sales of $264.2 million for the quarter ended June 30, 2023. Net income attributable to the Partnership for the second quarter of 2024 was $14.4 million as compared to $11.9 million for the second quarter of 2023, an increase of $2.5 million. Income from operations was $93.6 million for the second quarter of 2024 as compared to $80.5 million for the second quarter of 2023. Income from operations, net income and net income attributable to the Partnership for the second quarter of 2024 as compared to the second quarter of 2023 were higher primarily due to higher ethylene sales volumes to Westlake and lower ethane feedstock costs in the second quarter of 2024 compared to the second quarter of 2023, partially offset by lower ethylene sales prices to Westlake. Net sales for the second quarter of 2024 increased by $20.0 million as compared to net sales for the second quarter of 2023, mainly due to higher ethylene sales volumes to Westlake and higher ethylene and co-products sales prices to third parties in the second quarter of 2024 compared to the second quarter of 2023, partially offset by lower ethylene sales prices to Westlake.
For the six months ended June 30, 2024, net income was $177.7 million on net sales of $568.8 million. This represents an increase in net income of $11.0 million as compared to net income of $166.7 million on net sales of $571.9 million for the six months ended June 30, 2023. Net income attributable to the Partnership for the six months ended June 30, 2024 was $29.3 million as compared to $26.8 million for the six months ended June 30, 2023, an increase of $2.5 million. Income from operations was $188.7 million for the six months ended June 30, 2024 as compared to $178.7 million for the six months ended June 30, 2023. Income from operations, net income and net income attributable to the Partnership for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 were higher primarily due to higher ethylene sales volumes to Westlake and lower ethane feedstock costs and natural gas prices in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by lower ethylene sales prices to Westlake. Net sales for the six months ended June 30, 2024 decreased by $3.1 million as compared to net sales for the six months ended June 30, 2023, mainly due to lower ethylene sales prices, partially offset by higher sales volumes during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
RESULTS OF OPERATIONS
Second Quarter 2024 Compared with Second Quarter 2023
Net Sales. Total net sales increased by $20.0 million, or 7.6%, to $284.2 million in the second quarter of 2024 from $264.2 million in the second quarter of 2023. The increase in net sales in the second quarter of 2024 was primarily due to higher ethylene sales volumes to Westlake and higher ethylene and co-products sales prices to third parties in the second quarter of 2024 compared to the second quarter of 2023, partially offset by lower ethylene sales prices to Westlake. Lower average sales prices in the second quarter of 2024 contributed to a 1.2% decrease in net sales compared to the second quarter of 2023. Higher sales volumes in the second quarter of 2024 contributed to an 8.8% increase in net sales compared to the second quarter of 2023.
Gross Profit. Gross profit increased to $101.2 million in the second quarter of 2024 from $87.7 million in the second quarter of 2023. Gross profit margin percentage in the second quarter of 2024 was 35.6%, as compared to 33.2% for the second quarter of 2023. The higher gross profit was primarily due to higher ethylene sales volumes to Westlake, higher ethylene and co-products sales prices to third parties and lower ethane feedstock costs in the second quarter of 2024 compared to the second quarter of 2023, partially offset by lower ethylene sales prices to Westlake. The higher gross profit margin was primarily due to lower ethane feedstock costs in the second quarter of 2024 compared to the second quarter of 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.4 million, or 5.6%, to $7.6 million in the second quarter of 2024 as compared to $7.2 million in the second quarter of 2023. The increase was mainly attributable to higher service costs in the second quarter of 2024 as compared to the second quarter of 2023.
Interest Expense—Westlake. Interest expense of $6.7 million in the second quarter of 2024 increased from $6.1 million in the second quarter of 2023 mainly due to higher interest rates on the debt balance outstanding in the second quarter of 2024 as compared to the second quarter of 2023.
Other Income, net. Other income, net increased by $0.2 million to $1.3 million in the second quarter of 2024 from $1.1 million in the second quarter of 2023, primarily due to higher interest earned on the balance with Westlake under the Investment Management Agreement due to higher market interest rates.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $2.1 million to $17.1 million in the second quarter of 2024 from $15.0 million in the second quarter of 2023. The increase in the second quarter of 2024, as compared to the prior-year period, was primarily attributable to increased earnings at OpCo, partially offset by higher reserves for turnarounds and maintenance capital expenditures.
EBITDA. EBITDA increased by $14.6 million to $123.2 million in the second quarter of 2024 from $108.6 million in the second quarter of 2023. The increase was primarily due to higher ethylene sales volumes to Westlake and lower ethane feedstock costs in the second quarter of 2024 compared to the second quarter of 2023, partially offset by lower ethylene sales prices to Westlake.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Net Sales. Total net sales decreased by $3.1 million, or 0.5%, to $568.8 million in the six months ended June 30, 2024 from $571.9 million in the six months ended June 30, 2023. The decrease in net sales in the six months ended June 30, 2024 was primarily due to lower ethylene sales prices, partially offset by higher sales volumes during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The lower average sales prices in the six months ended June 30, 2024 contributed to a 3.9% decrease in net sales compared to the six months ended June 30, 2023. The higher sales volumes in the six months ended June 30, 2024 contributed to a 3.3% increase in net sales as compared to the six months ended June 30, 2023.
Gross Profit. Gross profit increased to $203.4 million in the six months ended June 30, 2024 from $193.8 million in the six months ended June 30, 2023. Gross profit margin in the six months ended June 30, 2024 was 35.8%, as compared to 33.9% for the six months ended June 30, 2023. The increase in gross profit margin was primarily due to lower ethane feedstock costs and natural gas prices in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million, or 2.6%, to $14.7 million in the six months ended June 30, 2024 as compared to $15.1 million in the six months ended June 30, 2023. The decrease was mainly attributable to the provision for credit losses recognized in the six months ended June 30, 2023.
Interest Expense—Westlake. Interest expense of $13.2 million in the six months ended June 30, 2024 was comparable to interest expense of $13.4 million in the six months ended June 30, 2023.
Other Income, net. Other income, net increased by $0.7 million to $2.6 million in the six months ended June 30, 2024 from $1.9 million in the six months ended June 30, 2023, primarily due to higher interest earned on the balance with Westlake under the Investment Management Agreement due to higher market interest rates as well as a higher average amount of cash invested in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $1.5 million to $34.0 million in the six months ended June 30, 2024 from $32.5 million in the six months ended June 30, 2023. The increase in the six months ended June 30, 2024, as compared to the prior-year period, was primarily attributable to increased earnings at OpCo, partially offset by higher reserves for turnarounds and maintenance capital expenditures.
EBITDA. EBITDA increased by $13.4 million to $247.6 million in the six months ended June 30, 2024 from $234.2 million in the six months ended June 30, 2023. The increase was primarily due to higher ethylene sales volumes to Westlake and lower ethane feedstock costs and natural gas prices during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, partially offset by lower ethylene sales prices to Westlake.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Operating Activities
Operating activities provided cash of $226.5 million in the first six months of 2024 compared to cash provided by operating activities of $243.4 million in the first six months of 2023. The $16.9 million decrease in cash flows from operating activities was mainly due to a decrease of $49.4 million in cash provided by working capital during the six months ended June 30, 2024 as compared to the prior-year period. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $0.3 million in the first six months of 2024 as compared to $49.7 million of cash provided in the first six months of 2023, resulting in an overall unfavorable change of $49.4 million. The unfavorable change in working capital was mainly attributable to unfavorable changes in net accounts receivable—Westlake, accounts receivable—third parties, accounts payable—third parties and accrued and other liabilities. The unfavorable change in accounts receivable, net—Westlake was primarily due to a smaller buyer deficiency fee and Shortfall collected in the first six months of 2024 as compared to the first six months of 2023 partially offset by lower ethane feedstock costs. Unfavorable changes in accounts receivables— third parties, accounts payable—third parties and accrued and other liabilities were due to higher third party sales and lower maintenance costs in the first six months of 2024 as compared to the first six months of 2023.
Investing Activities
Net cash used for investing activities in the first six months of 2024 was $20.0 million as compared to net cash used for investing activities of $46.3 million in the first six months of 2023, resulting in an overall favorable change of $26.3 million in investing cash flows. During the first six months of 2023, there were net investments with Westlake of $29.1 million under the Investment Management Agreement, whereas, in the first six months of 2024 there were no investing activities under the Investment Management Agreement. Capital expenditures during the first six months of 2024 were slightly higher than the first six months of 2023. For both the comparative periods, these capital expenditures were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first six months of 2024 was $199.1 million as compared to net cash used for financing activities of $202.5 million in the first six months of 2023. The cash outflows in the first six months of 2024 were related to distributions of $165.9 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership. The cash outflows in the first six months of 2023 were related to distributions of $169.3 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2024.
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

In order to fund non-annual turnaround expenditures, we cause OpCo to reserve an amount for turnaround costs during each twelve-month period designed to cover future turnaround activities. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five years. By reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. We expect to commence the next planned maintenance turnaround at Petro 1 in the first quarter of 2025. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
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
On July 30, 2024, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on August 27, 2024 to unitholders of record as of August 12, 2024, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on June 30, 2024. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the six months ended June 30, 2024 and 2023. Total capital expenditures for the six months ended June 30, 2024 and 2023 were $20.0 million and $17.2 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2024, our cash and cash equivalents totaled $66.0 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $94.5 million of cash invested under the Investment Management Agreement at June 30, 2024.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of June 30, 2024, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2024, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
•turnaround activities (such as our plan to commence Petro 1 turnaround in the first quarter of 2025) and the variability of OpCo's cash flow;
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
•actions taken by Westlake;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at June 30, 2024.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2024, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of June 30, 2024 was 7.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the June 30, 2024 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2024, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 9, 2024	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 9, 2024	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)