Form 10-Q
period 2024-09-30
Westlake Chemical Partners LP
filed 2024-11-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,238,556 common units outstanding as of October 30, 2024.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$60,208	$58,619
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	109,540	94,444
Accounts receivable, net—Westlake	44,885	49,565
Accounts receivable, net—third parties	22,511	18,701
Inventories	3,751	4,432
Prepaid expenses and other current assets	667	442
Total current assets	241,562	226,203
Property, plant and equipment, net	908,992	943,843
Goodwill	5,814	5,814
Deferred charges and other assets, net	138,327	140,982
Total assets	$1,294,695	$1,316,842
LIABILITIES
Current liabilities
Accounts payable—Westlake	$14,833	$15,166
Accounts payable—third parties	17,094	16,189
Accrued and other liabilities	21,364	24,980
Total current liabilities	53,291	56,335
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,569	1,632
Other liabilities	2,347	2,951
Total liabilities	456,881	460,592
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,116,326 and 21,105,904 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	472,296	473,513
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	48,020	48,993
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	277,744	279,934
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	560,070	576,316
Total equity	837,814	856,250
Total liabilities and equity	$1,294,695	$1,316,842
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$215,799	$289,303	$690,535	$771,349
Net co-products, ethylene and other sales—third parties	61,196	32,361	155,301	122,169
Total net sales	276,995	321,664	845,836	893,518
Cost of sales	160,052	228,683	525,481	606,742
Gross profit	116,943	92,981	320,355	286,776
Selling, general and administrative expenses	7,254	6,741	21,936	21,884
Income from operations	109,689	86,240	298,419	264,892
Other income (expense)
Interest expense—Westlake	(6,698)	(6,437)	(19,930)	(19,869)
Other income, net	1,325	1,272	3,916	3,153
Income before income taxes	104,316	81,075	282,405	248,176
Provision for income taxes	216	222	633	607
Net income	104,100	80,853	281,772	247,569
Less: Net income attributable to noncontrolling interest in OpCo	85,964	67,647	234,376	207,585
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$18,136	$13,206	$47,396	$39,984
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.51	$0.37	$1.35	$1.14
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,112,943	21,103,180	21,108,731	21,100,832
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2023	$473,513	$48,993	$(242,572)	$576,316	$856,250
Net income	8,887	5,946	—	74,813	89,646
Distribution to unitholders	(9,950)	(6,657)	—	—	(16,607)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(81,044)	(81,044)
Balances at March 31, 2024	$472,450	$48,282	$(242,572)	$570,085	$848,245
Net income	8,644	5,783	—	73,599	88,026
Units issued for vested phantom units	55	—	—	—	55
Distribution to unitholders	(9,950)	(6,657)	—	—	(16,607)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(84,872)	(84,872)
Balances at June 30, 2024	$471,199	$47,408	$(242,572)	$558,812	$834,847
Net income	10,867	7,269	—	85,964	104,100
Units issued for vested phantom units	183	—	—	—	183
Distribution to unitholders	(9,953)	(6,657)	—	—	(16,610)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(84,706)	(84,706)
Balances at September 30, 2024	$472,296	$48,020	$(242,572)	$560,070	$837,814

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(in thousands of dollars)
Cash flows from operating activities
Net income	$281,772	$247,569
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	84,421	81,902
Loss from disposition of property, plant and equipment	2,241	4,438
Other gains, net	(14)	(86)
Changes in operating assets and liabilities
Accounts receivable—third parties	(3,859)	(1,510)
Net accounts receivable—Westlake	6,933	26,631
Inventories	681	321
Prepaid expenses and other current assets	(225)	(294)
Accounts payable—third parties	(373)	4,772
Accrued and other liabilities	(1,927)	9,553
Other, net	(17,118)	(28,968)
Net cash provided by operating activities	352,532	344,328
Cash flows from investing activities
Additions to property, plant and equipment	(35,497)	(33,979)
Investments with Westlake under the Investment Management Agreement	(15,000)	(164,116)
Maturities of investments with Westlake under the Investment Management Agreement	—	145,000
Net cash used for investing activities	(50,497)	(53,095)
Cash flows from financing activities
Proceeds from debt payable to Westlake	163,000	155,250
Repayment of debt payable to Westlake	(163,000)	(155,250)
Distributions to noncontrolling interest retained in OpCo by Westlake	(250,622)	(240,333)
Distributions to unitholders	(49,824)	(49,813)
Net cash used for financing activities	(300,446)	(290,146)
Net increase in cash and cash equivalents	1,589	1,087
Cash and cash equivalents at beginning of period	58,619	64,782
Cash and cash equivalents at end of period	$60,208	$65,869
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023 and the changes in its cash position for the nine months ended September 30, 2024 and 2023.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2024	December 31, 2023
Trade customers	$16,358	$15,622
Allowance for credit losses	(327)	(278)
Other receivables	6,480	3,357
Accounts receivable, net—third parties	$22,511	$18,701
3. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
Finished products	$3,209	$4,147
Feedstock, additives and chemicals	542	285
Inventories	$3,751	$4,432
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,626 and $21,282 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense on property, plant and equipment of $64,993 and $63,167 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $6,486 and $6,944 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively. Amortization expense on deferred charges and other assets of $19,428 and $18,735 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On October 30, 2024, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2024 of $0.4714 per unit. This distribution is payable on November 27, 2024 to unitholders of record as of November 12, 2024.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to the Partnership	$18,136	$13,206	$47,396	$39,984
Less:
Limited partners' distribution declared on common units	16,611	16,607	49,826	49,814
Net income in excess of distribution (Distribution in excess of net income)	$1,525	$(3,401)	$(2,430)	$(9,830)
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

	Three Months Ended September 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,611	$—	$16,611
Net income in excess of distribution	1,525	—	1,525
Net income	$18,136	$—	$18,136
Weighted average units outstanding:
Basic and diluted	35,235,173		35,235,173
Net income per limited partner unit:
Basic and diluted	$0.51

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,607	$—	$16,607
Distribution in excess of net income	(3,401)	—	(3,401)
Net income	$13,206	$—	$13,206
Weighted average units outstanding:
Basic and diluted	35,225,410		35,225,410
Net income per limited partner unit:
Basic and diluted	$0.37

	Nine Months Ended September 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,826	$—	$49,826
Distribution in excess of net income	(2,430)	—	(2,430)
Net income	$47,396	$—	$47,396
Weighted average units outstanding:
Basic and diluted	35,230,961		35,230,961
Net income per limited partner unit:
Basic and diluted	$1.35

	Nine Months Ended September 30, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,814	$—	$49,814
Distribution in excess of net income	(9,830)	—	(9,830)
Net income	$39,984	$—	$39,984
Weighted average units outstanding:
Basic and diluted	35,223,062		35,223,062
Net income per limited partner unit:
Basic and diluted	$1.14
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership's distribution for the three months ended September 30, 2024 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions per common unit	$0.4714	$0.4714	$1.4142	$1.4142
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of September 30, 2024.
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
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales—Westlake	$215,799	$289,303	$690,535	$771,349
As a result of the Partnership's decision to postpone the previously announced maintenance turnaround at the Petro 1 facility from the third quarter of 2024 to the first quarter of 2025, OpCo's production is anticipated to result in "excess quantities" of ethylene for the current contract year. Therefore, Net sales—Westlake was reduced by $5,885 during the three and nine months ended September 30, 2024 in connection with charges to Westlake, under the Ethylene Sales Agreement, for certain non-variable costs of production subject to reimbursement related to the "excess quantities".

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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Feedstock purchased from Westlake and included in cost of sales	$65,053	$120,040	$220,597	$303,809
Other charges from Westlake and included in cost of sales	31,274	31,072	92,940	91,707
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services received from Westlake and included in selling, general and administrative expenses	$6,618	$6,670	$19,793	$19,966
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake, which were capitalized as assets, relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Goods and services purchased from Westlake and capitalized as assets	$795	$1,035	$1,644	$2,907
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,368 and $1,272 was included in the receivable under the Investment Management Agreement balance at September 30, 2024 and December 31, 2023, respectively. Total interest earned related to the Investment Management Agreement was $1,368 and $1,186 for the three months ended September 30, 2024 and 2023, respectively, and $3,979 and $3,151 for the nine months ended September 30, 2024 and 2023, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2024	December 31, 2023
Receivable under the Investment Management Agreement	$109,540	$94,444

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and the buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
As a result of force majeure events in 2021, the Partnership recognized a shortfall fee of $58,906 during 2021, of which $189 remained to be collected by the Partnership as of December 31, 2023 and was received in the nine months ended September 30, 2024.
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2024	December 31, 2023
Accounts receivable—Westlake	$44,885	$49,565
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement. As of September 30, 2024, accounts payable to Westlake also included $5,885 related to amounts charged to Westlake under the Ethylene Sales Agreement for certain non-variable costs of production subject to reimbursement as a result of OpCo's production of "excess quantities" of ethylene in the current contract year due to the Partnership's decision to postpone the previously announced maintenance turnaround at the Petro 1 facility from the third quarter of 2024 to the first quarter of 2025.
The Partnership's accounts payable to Westlake were as follows:

	September 30, 2024	December 31, 2023
Accounts payable—Westlake	$14,833	$15,166
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $471 and $433 for the three months ended September 30, 2024 and 2023, respectively, and $1,326 and $1,480 for the nine months ended September 30, 2024 and 2023, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
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
Interest on related party debt payable balances, net of capitalized interest, for the three months ended September 30, 2024 and 2023 was $6,698 and $6,437, respectively. Interest on related party debt payable balances, net of capitalized interest, for the nine months ended September 30, 2024 and 2023 was $19,930 and $19,869, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2024 and December 31, 2023, accrued interest on related party debt was $6,753 and $6,675, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2024	December 31, 2023
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2024 and 2023, Westlake accounted for approximately 77.9% and 89.9%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2024 and 2023, Westlake accounted for approximately 81.6% and 86.3%, respectively, of the Partnership's net sales.
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2024	December 31, 2023
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of September 30, 2024, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 7.2% and 7.2% at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2024 and December 31, 2023 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$411,456	$399,674	$408,110

11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $21,364 and $24,980 at September 30, 2024 and December 31, 2023, respectively. Accrued interest on related party debt and accrued taxes, which are components of accrued and other liabilities, were $6,753 and $5,490, respectively, at September 30, 2024 and $6,675 and $3,033, respectively, at December 31, 2023. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Insurance Recoveries
During the three and nine months ended September 30, 2024, the Partnership recorded business interruption related insurance recoveries of $6,222 as a reduction in cost of sales and reflected in accounts receivable, net—third parties as of September 30, 2024. These recoveries were related to the settlement of insurance claims for Hurricane Laura, which impacted OpCo's Petro 1 and Petro 2 units in the second half of 2020 and impacted production in the subsequent periods.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $7,376 and $8,262 at September 30, 2024 and 2023, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $19,852 and $18,095 for the nine months ended September 30, 2024 and 2023, respectively.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $758 and $5,079 for the nine months ended September 30, 2024 and 2023, respectively.

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
Westlake has an option to take 95% of volumes in excess of the minimum commitment on an annual basis under the Ethylene Sales Agreement if we produce more than our planned production. Under the Ethylene Sales Agreement, the price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs. Under the Ethylene Sales Agreement, if we produce more than our planned production in a contract year, we reimburse Westlake for certain non-variable costs that were charged on excess quantities of ethylene produced and sold to Westlake. Such reimbursement is scheduled to be paid by the Partnership after the conclusion of the year.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands of dollars)
Revenue
Net sales—Westlake	$215,799	$289,303	$690,535	$771,349
Net co-products, ethylene and other sales—third parties	61,196	32,361	155,301	122,169
Total net sales	276,995	321,664	845,836	893,518
Cost of sales	160,052	228,683	525,481	606,742
Gross profit	116,943	92,981	320,355	286,776
Selling, general and administrative expenses	7,254	6,741	21,936	21,884
Income from operations	109,689	86,240	298,419	264,892
Other income (expense)
Interest expense—Westlake	(6,698)	(6,437)	(19,930)	(19,869)
Other income, net	1,325	1,272	3,916	3,153
Income before income taxes	104,316	81,075	282,405	248,176
Provision for income taxes	216	222	633	607
Net income	104,100	80,853	281,772	247,569
Less: Net income attributable to noncontrolling interest in OpCo	85,964	67,647	234,376	207,585
Net income attributable to Westlake Chemical Partners LP	$18,136	$13,206	$47,396	$39,984
MLP distributable cash flow (1)	$17,879	$13,620	$51,906	$46,156
EBITDA (2)	$139,126	$115,738	$386,756	$349,947
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-15.1%	+1.2%	-7.9%	+2.6%

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-18.5%	-22.5%
Feedstock (Ethane)	-46.8%	-28.4%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands of dollars)
Net cash provided by operating activities	$126,071	$100,925	$352,532	$344,328
Loss from disposition of property, plant and equipment	(416)	(4,016)	(2,241)	(4,438)
Changes in operating assets and liabilities and other	(21,555)	(16,056)	(68,519)	(92,321)
Net income	104,100	80,853	281,772	247,569
Add:
Depreciation, amortization and disposition of property, plant and equipment	28,528	32,242	86,662	86,340
Less:
Contribution to turnaround reserves	(11,903)	(7,565)	(32,051)	(21,838)
Maintenance capital expenditures	(17,753)	(22,862)	(34,808)	(37,407)
Distributable cash flow attributable to noncontrolling interest in OpCo	(85,093)	(69,048)	(249,669)	(228,508)
MLP distributable cash flow	$17,879	$13,620	$51,906	$46,156
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands of dollars)
Net cash provided by operating activities	$126,071	$100,925	$352,532	$344,328
Loss from disposition of property, plant and equipment	(416)	(4,016)	(2,241)	(4,438)
Changes in operating assets and liabilities and other	(21,555)	(16,056)	(68,519)	(92,321)
Net income	104,100	80,853	281,772	247,569
Less:
Other income, net	1,325	1,272	3,916	3,153
Interest expense—Westlake	(6,698)	(6,437)	(19,930)	(19,869)
Provision for income taxes	(216)	(222)	(633)	(607)
Income from operations	109,689	86,240	298,419	264,892
Add:
Depreciation and amortization	28,112	28,226	84,421	81,902
Other income, net	1,325	1,272	3,916	3,153
EBITDA	$139,126	$115,738	$386,756	$349,947

Summary
For the quarter ended September 30, 2024, net income was $104.1 million on net sales of $277.0 million. This represents an increase in net income of $23.2 million as compared to net income of $80.9 million on net sales of $321.7 million for the quarter ended September 30, 2023. Net income attributable to the Partnership for the third quarter of 2024 was $18.1 million as compared to $13.2 million for the third quarter of 2023, an increase of $4.9 million. Income from operations was $109.7 million for the third quarter of 2024 as compared to $86.2 million for the third quarter of 2023, an increase of $23.5 million. Income from operations, net income and net income attributable to the Partnership for the third quarter of 2024 as compared to the third quarter of 2023 were higher primarily due to higher ethylene and co-products sales volumes and prices to third parties and lower ethane feedstock costs and natural gas prices in the third quarter of 2024 compared to the third quarter of 2023, partially offset by lower ethylene sales volumes and prices to Westlake. Net sales for the third quarter of 2024 decreased by $44.7 million as compared to net sales for the third quarter of 2023, mainly due to lower ethylene sales volumes and prices to Westlake in the third quarter of 2024 compared to the third quarter of 2023, partially offset by higher ethylene and co-products sales volumes and prices to third parties.
For the nine months ended September 30, 2024, net income was $281.8 million on net sales of $845.8 million. This represents an increase in net income of $34.2 million as compared to net income of $247.6 million on net sales of $893.5 million for the nine months ended September 30, 2023. Net income attributable to the Partnership for the nine months ended September 30, 2024 was $47.4 million as compared to $40.0 million for the nine months ended September 30, 2023, an increase of $7.4 million. Income from operations was $298.4 million for the nine months ended September 30, 2024 as compared to $264.9 million for the nine months ended September 30, 2023, an increase of $33.5 million. Income from operations, net income and net income attributable to the Partnership for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 were higher primarily due to higher ethylene and co-products sales volumes and prices to third parties, higher ethylene sales volumes to Westlake and lower ethane feedstock costs and natural gas prices in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, partially offset by lower ethylene sales prices to Westlake. Net sales for the nine months ended September 30, 2024 decreased by $47.7 million as compared to net sales for the nine months ended September 30, 2023, mainly due to lower ethylene sales prices to Westlake, partially offset by higher ethylene and co-products sales volumes and prices to third parties and higher ethylene sales volumes to Westlake during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
RESULTS OF OPERATIONS
Third Quarter 2024 Compared with Third Quarter 2023
Net Sales. Total net sales decreased by $44.7 million, or 13.9%, to $277.0 million in the third quarter of 2024 from $321.7 million in the third quarter of 2023. The decrease in net sales in the third quarter of 2024 was primarily due to lower ethylene sales volumes and prices to Westlake in the third quarter of 2024 compared to the third quarter of 2023, partially offset by higher ethylene and co-products sales volumes and prices to third parties. Lower average sales prices in the third quarter of 2024 contributed to a 15.1% decrease in net sales compared to the third quarter of 2023. Higher sales volumes in the third quarter of 2024 contributed to a 1.2% increase in net sales compared to the third quarter of 2023.
Gross Profit. Gross profit increased to $116.9 million in the third quarter of 2024 from $93.0 million in the third quarter of 2023. Gross profit margin percentage in the third quarter of 2024 was 42.2%, as compared to 28.9% for the third quarter of 2023. The higher gross profit margin was primarily due to lower ethane feedstock costs and natural gas prices in the third quarter of 2024 compared to the third quarter of 2023. The gross profit margin for the third quarter of 2024 was also positively affected by insurance recoveries of approximately $6.2 million related to the settlement of a business interruption claim associated with Hurricane Laura, which impacted OpCo's Petro 1 and Petro 2 facilities in the second half of 2020 and impacted production in the subsequent periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 9.0%, to $7.3 million in the third quarter of 2024 as compared to $6.7 million in the third quarter of 2023. The increase was mainly attributable to a higher provision for credit losses in the third quarter of 2024 as compared to the third quarter of 2023.
Interest Expense—Westlake. Interest expense of $6.7 million in the third quarter of 2024 increased from $6.4 million in the third quarter of 2023 mainly due to higher interest rates on the debt balance outstanding in the third quarter of 2024 as compared to the third quarter of 2023.
Other Income, net. Other income, net remained consistent at $1.3 million in the third quarter of 2024 as compared to $1.3 million in the third quarter of 2023.

MLP Distributable Cash Flow. MLP distributable cash flow increased by $4.3 million to $17.9 million in the third quarter of 2024 from $13.6 million in the third quarter of 2023. The increase in the third quarter of 2024, as compared to the prior-year period, was primarily attributable to increased earnings at OpCo and lower maintenance capital expenditures, partially offset by higher reserves for future turnarounds.
EBITDA. EBITDA increased by $23.4 million to $139.1 million in the third quarter of 2024 from $115.7 million in the third quarter of 2023. The increase was primarily due to higher ethylene and co-products sales volumes and prices to third parties and lower ethane feedstock costs and natural gas prices in the third quarter of 2024 compared to the third quarter of 2023, partially offset by lower ethylene sales volumes and prices to Westlake. EBITDA for the third quarter of 2024 was also positively impacted by insurance recoveries of approximately $6.2 million related to the settlement of a business interruption claim associated with Hurricane Laura, which impacted OpCo's Petro 1 and Petro 2 facilities in the second half of 2020 and impacted production in the subsequent periods.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Net Sales. Total net sales decreased by $47.7 million, or 5.3%, to $845.8 million in the nine months ended September 30, 2024 from $893.5 million in the nine months ended September 30, 2023. The decrease in net sales in the nine months ended September 30, 2024 was primarily due to lower ethylene sales prices to Westlake, partially offset by higher ethylene sales volumes to Westlake and higher ethylene and co-products sales volumes and prices to third parties during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The lower average sales prices in the nine months ended September 30, 2024 contributed to a 7.9% decrease in net sales compared to the nine months ended September 30, 2023. The higher sales volumes in the nine months ended September 30, 2024 contributed to a 2.6% increase in net sales as compared to the nine months ended September 30, 2023.
Gross Profit. Gross profit increased to $320.4 million in the nine months ended September 30, 2024 from $286.8 million in the nine months ended September 30, 2023. Gross profit margin in the nine months ended September 30, 2024 was 37.9%, as compared to 32.1% for the nine months ended September 30, 2023. The increase in gross profit margin was primarily due to higher sales prices and volumes to third parties and lower ethane feedstock costs and natural gas prices in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses of $21.9 million in the nine months ended September 30, 2024 was comparable to selling, general and administrative expenses of $21.9 million in the nine months ended September 30, 2023.
Interest Expense—Westlake. Interest expense of $19.9 million in the nine months ended September 30, 2024 was comparable to interest expense of $19.9 million in the nine months ended September 30, 2023.
Other Income, net. Other income, net increased by $0.7 million to $3.9 million in the nine months ended September 30, 2024 from $3.2 million in the nine months ended September 30, 2023, primarily due to higher interest earned on the balance with Westlake under the Investment Management Agreement due to higher market interest rates as well as a higher average amount of cash invested in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $5.7 million to $51.9 million in the nine months ended September 30, 2024 from $46.2 million in the nine months ended September 30, 2023. The increase in the nine months ended September 30, 2024, as compared to the prior-year period, was primarily attributable to increased earnings at OpCo, partially offset by higher reserves for future turnarounds.
EBITDA. EBITDA increased by $36.9 million to $386.8 million in the nine months ended September 30, 2024 from $349.9 million in the nine months ended September 30, 2023. The increase was primarily due to higher ethylene and co-products sales volumes and prices to third parties, higher ethylene sales volumes to Westlake and lower ethane feedstock costs and natural gas prices during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, partially offset by lower ethylene sales prices to Westlake.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Operating Activities
Operating activities provided cash of $352.5 million in the first nine months of 2024 compared to cash provided by operating activities of $344.3 million in the first nine months of 2023. The $8.2 million increase in cash flows from operating activities was mainly due to lower cash used for turnaround activity compared to the first nine months of 2023. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $1.2 million in the first nine months of 2024 as compared to $39.5 million of cash provided in the first nine months of 2023, resulting in an overall unfavorable change of $38.3 million. The unfavorable change in working capital was mainly attributable to unfavorable changes in net accounts receivable—Westlake, accounts payable—third parties and accrued and other liabilities. The unfavorable change in accounts receivable, net—Westlake was primarily due to a smaller buyer deficiency fee and Shortfall collected in the first nine months of 2024 as compared to the first nine months of 2023, partially offset by changes in the payable with Westlake due to fluctuating ethane feedstock costs. Unfavorable changes in accounts payable—third parties and accrued and other liabilities were due to the timing of payment of accruals and the impact of the Calvert City Olefins turnaround activities on these balances in the first nine months of 2023.
Investing Activities
Net cash used for investing activities in the first nine months of 2024 was $50.5 million as compared to net cash used for investing activities of $53.1 million in the first nine months of 2023, resulting in an overall favorable change of $2.6 million in investing cash flows. During the first nine months of 2024, there were net investments with Westlake of $15.0 million under the Investment Management Agreement, whereas during the first nine months of 2023, there were net investments with Westlake of $19.1 million under the Investment Management Agreement. Capital expenditures during the first nine months of 2024 were slightly higher than the first nine months of 2023. For both the comparative periods, these capital expenditures were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first nine months of 2024 was $300.4 million as compared to net cash used for financing activities of $290.1 million in the first nine months of 2023. The cash outflows in the first nine months of 2024 were related to distributions of $250.6 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership. The cash outflows in the first nine months of 2023 were related to distributions of $240.3 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2024.
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

In order to fund non-annual turnaround expenditures, we cause OpCo to reserve an amount for turnaround costs during each twelve-month period designed to cover future turnaround activities. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five years. By reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. Although we had previously planned to commence the next maintenance turnaround at the Petro 1 ethylene unit in the third quarter of 2024, we made the decision to defer the planned turnaround in order to maintain production and capitalize on higher average third-party ethylene sales prices during the second half of 2024. We expect to commence the next planned maintenance turnaround at Petro 1 in the first quarter of 2025. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
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
On October 30, 2024, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on November 27, 2024 to unitholders of record as of November 12, 2024, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on September 30, 2024. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the nine months ended September 30, 2024 and 2023. Total capital expenditures for the nine months ended September 30, 2024 and 2023 were $35.5 million and $34.0 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2024, our cash and cash equivalents totaled $60.2 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $109.5 million of cash invested under the Investment Management Agreement at September 30, 2024.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of September 30, 2024, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2024, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at September 30, 2024.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2024, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of September 30, 2024 was 7.2%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the September 30, 2024 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2024, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 6, 2024	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 6, 2024	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)