Form 10-K
period 2024-12-31
Westlake Chemical Partners LP
filed 2025-03-05
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2024, the end of the registrant's most recently completed second fiscal quarter, based on the closing price on June 28, 2024 of $22.58 on the New York Stock Exchange, was approximately $434.9 million. Common units held by executive officers and directors of the registrant's general partner and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed the directors and executive officers of its general partner and those of its affiliates to be affiliates.
The registrant had 35,238,556 common units outstanding as of February 26, 2025.

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
•turnaround activities (such as the Petro 1 turnaround in the first quarter of 2025) and the variability of OpCo's cash flow;
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
ii

Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2024. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2024, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
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
Among other agreements entered into in connection with the closing of the IPO, OpCo entered into an ethylene sales agreement with Westlake with an initial term of 12 years, under which Westlake agreed to purchase 95% of OpCo's planned ethylene production each year, on a cost-plus basis that is expected to generate a fixed margin per pound of $0.10 (the "Ethylene Sales Agreement"). Any ethylene not sold to Westlake and all co-products that are produced by OpCo will be sold to third parties on either a spot or contract basis. OpCo also entered into a feedstock supply agreement with Westlake that supplies OpCo with ethane (and any other feedstocks) required for OpCo to produce ethylene under the Ethylene Sales Agreement (the "Feedstock Supply Agreement"). OpCo primarily uses ethane (a component of natural gas liquids, or NGLs) to produce ethylene.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2024:

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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2024:

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
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. Westlake's purchase price for its minimum commitment of ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in purchases by Westlake are rebated to Westlake. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. The price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs.
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
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2024, OpCo incurred capital expenditures of $3.5 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $3.6 million in 2025 and $3.6 million in 2026, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Under the Ethylene Sales Agreement, we may be entitled to charge Westlake a monthly surcharge as a result of complying with certain changes in law occurring after our IPO. See "Business—Our Agreements with Westlake—Ethylene Sales Agreement." Although we cannot predict with certainty future expenditures, management believes that our current spending trends for environmental compliance will continue.
Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" below.
Human Capital
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities, and we sometimes refer to these individuals, for drafting convenience only, as our employees because they provide services directly to us. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2024, 153 employees of Westlake were seconded to OpCo. Of these, 25 are covered by collective bargaining agreements. On November 1, 2024, bargaining unit employees of Local Lodge No. 2781 of the International Association of Machinists and Aerospace Workers ("IAM") began a strike at our Calvert City, Kentucky, facility, after the IAM members, who work in the OpCo's ethylene facility and Westlake's chlorine units, did not accept Westlake's final offer for a new collective bargaining agreement. The ethylene unit continued to operate without disruption with the use of management and other salaried personnel. The strike ended on November 8, 2024, after the IAM accepted Westlake's offer for a new collective bargaining agreement, which will expire on November 9, 2029. Despite the recent strike, we believe that Westlake's relationship with local union officials and bargaining committees is open and positive. Westlake is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business.
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
•The ethylene sales price charged under the Ethylene Sales Agreement is designed to permit OpCo to cover the substantial majority of its operating costs, but not our public partnership, debt and other OpCo costs, which reduce our net operating profit.
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
Currently, all of our cash flow is generated from cash distributions from OpCo, and a substantial majority of OpCo's cash flow is generated from payments by Westlake under the Ethylene Sales Agreement. Westlake's obligations to purchase ethylene under the Ethylene Sales Agreement may be temporarily suspended to the extent OpCo is unable to perform its obligations caused by certain events outside the reasonable control of OpCo. Such events include, for example, acts of God or calamities which affect the operation of OpCo's facilities; certain labor difficulties (whether or not the demands of the employees are within the power of OpCo to concede); and governmental orders or laws. In addition, Westlake is not obligated to purchase ethylene with respect to any period during which OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds other than under certain circumstances relating to the occurrence of force majeure. We expect that each of OpCo's facilities will have a turnaround approximately once every five to eight years and will not operate for typically between 30 and 60 days during each separate turnaround. However, the duration of any turnaround activities may be longer than expected or may cost more than originally estimated. Furthermore, facility expansions may also coincide with turnarounds, which may complicate and delay the completion of such turnarounds. A suspension of Westlake's obligations under the Ethylene Sales Agreement, including during periods where OpCo's facilities are not operating due to scheduled or unscheduled maintenance or turnarounds, would reduce OpCo's revenues and cash flows, and could materially adversely affect our ability to make distributions to our unitholders.

Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, international trade barriers, general adverse economic conditions or the inability to obtain feedstock. For example, lower prices of crude oil could lead to a reduction in the cost advantage for natural gas liquids-based ethylene derivatives in North America, such as Westlake's, as compared to naphtha-based ethylene derivatives. Additionally, Westlake operates internationally and could be adversely affected by trade barriers, tariffs and duties, or violations of international fair trade laws by global competitors. As a result, Westlake's margins and cash flows could be negatively impacted during such period. If Westlake is not able to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The amount paid by Westlake will depend upon its ability to satisfy its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of polyethylene and polyvinyl chloride production at Westlake's other facilities, as well as industry capacity expansion in these downstream products in North America, a number of which have been recently completed. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution set forth in our cash distribution policy. As a result, our ability to pay the minimum quarterly distribution is based on the following factors, some of which are beyond our control:
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

The ethylene sales price charged under the Ethylene Sales Agreement is designed to permit OpCo to cover the substantial majority of its operating costs, but not our public partnership, debt and other OpCo costs, which reduce our net operating profit.
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
If OpCo is unable to renew or extend the Ethylene Sales Agreement beyond the initial 12-year initial term or the other agreements with Westlake upon expiration of these agreements, our ability to make distributions in the future could be materially adversely affected and the value of our units could decline.
Westlake's obligations under the Ethylene Sales Agreement, the Feedstock Supply Agreement and the related Services and Secondment Agreement continue in effect until December 31, 2026, after which such agreements will extend on an annual basis unless and until terminated by either party upon at least 12 months' prior written notice. If OpCo were unable to reach agreement with Westlake on an extension or replacement of these agreements, then our ability to make distributions on our common units could be materially adversely affected and the value of our common units could decline.
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
Additionally, certain of Westlake's employees in North America are represented by labor unions and works councils. Our operations may be adversely affected by strikes, work stoppages and other labor disputes involving those employees that operate and maintain OpCo's ethylene production facilities and other assets. For example, on November 1, 2024, bargaining unit employees of Local Lodge No. 2781 of the IAM began a strike at our Calvert City, Kentucky facility, after the IAM members did not accept Westlake's final offer for a new collective bargaining agreement. The strike ended on November 8, 2024, after the IAM accepted Westlake's offer for a new collective bargaining agreement. Any future strikes or work stoppages could be significant and have an adverse effect on our financial condition and results of operations.
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
In April 2016, the EPA issued an Information Collection Request ("ICR") for ethylene production facilities to inform the agency's mandatory Risk and Technology Review of the existing ethylene maximum available technology ("MACT") rule, which regulates the emissions of organic Hazardous Air Pollutants ("HAP") including benzene, toluene and xylene among others. The EPA evaluated companies' responses and testing data from the ICR and published a final rule amending the ethylene MACT rule in July 2020. Among other things, the final rule strengthens heat exchange system and storage vessel control requirements, adds monitoring and operational requirements for flares, and removes exemptions for periods of startup, shutdown, and malfunctions. On April 27, 2023, the EPA proposed amendments to the National Emission Standards for Hazardous Air Pollutants ("NESHAPs") for ethylene production following the receipt of several petitions for reconsideration for the provisions addressing work practice standards for pressure relief devices, emergency flaring, and degassing of floating roof storage vessels. On April 4, 2024, the EPA finalized the proposed amendments, removing the force majeure exemption for pressure relief devices and emergency flaring, clarifying degassing requirements for floating roof storage vessels, and addressing other corrections and clarifications.
In April 2023, the EPA proposed amendments to new source performance standards for the synthetic organic chemical manufacturing industry and amendments to the national emissions standards for hazardous air pollutants for the synthetic organic chemical manufacturing industry and group I & II polymers and resins industry. The proposed amendments were finalized on May 16, 2024 and became effective July 15, 2024. These amendments, among other things, impose tougher emissions limits, additional leak detection and repair obligations, certain performance standards for the operation of flares at applicable facilities, and new fenceline air monitoring for several chemicals. The amendments may require us to incur further capital expenditures and increase operating costs.

Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the Paris Agreement. The withdrawal took effect in November 2020. However, President Biden signed an executive order on January 20, 2021 for reentry of the United States into the Paris Agreement and on February 19, 2021, President Biden formally rejoined the Paris Agreement. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. To measure progress towards this target, the Paris Agreement requires the parties to complete a global stocktake, assessing members' collective efforts and achievements in reducing GHG emissions and adapting to the impacts of climate change, every five years. On December 13, 2023, the 28th annual United Nations Climate Change Conference ("COP 28"), which was held in Dubai, issued its first global stocktake, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. In January 2025, the United States submitted formal notification to the United Nations that it intends to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect in January 2026. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions.
On March 6, 2024, the U.S. Securities and Exchange Commission ("SEC") adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Multiple lawsuits have been filed challenging the SEC's new climate rules, and on April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC's rules. As our chemical processing results in GHG emissions, these and other environmental disclosure laws and regulations could affect our costs of doing business.
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
Westlake has publicly announced a target 20% reduction in its Scope 1 and Scope 2 CO2 equivalent emissions intensity per ton of production by 2030 from a 2016 baseline. Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel, operations and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. Westlake's failure or perceived failure to pursue or fulfill its sustainability-focused goals, targets and objectives within the timelines announced, or at all, could adversely affect our business or reputation, as well as expose us to potential government enforcement actions and private litigation. We cannot predict the ultimate impact of achieving Westlake's emissions reduction goal, or the various implementation aspects, on our financial condition and results of operations.
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
Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could have material adverse impacts on our business or cause disruptions to our operations. Such disruptions could include, but are not limited to, delaying or cancelling customer orders, impeding the manufacture or shipment of products or causing standard business processes to become ineffective, or the unintentional or malicious disclosure of proprietary, confidential or other sensitive information. Cyber-attacks could include, but are not limited to, ransomware attacks, malicious software, attempts to gain unauthorized access to our systems or data or other electronic security breaches that could lead to disruptions in critical systems, unauthorized release, corruption or loss of data including protected information such as personal information of our employees, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other cybersecurity and infrastructure systems, including our property and equipment, diversion of management or work force attention, or increased costs required to prevent, respond to or mitigate the incident. In addition, cybersecurity risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks.
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
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable-rate debt. At December 31, 2024, we had $399.7 million in principal amount of variable-rate debt outstanding, including $22.6 million outstanding under the OpCo Revolver and $377.1 million outstanding under the MLP Revolver. Each of the OpCo Revolver and the MLP Revolver have interest rates in-part based on SOFR at the time of any borrowing.
The Board of Governors of the Federal Reserve System increased benchmark interest rates four times in 2023 and lowered benchmark interest rates three times in 2024. However, rates remain above the ten-year average and may rise in future periods. Should interest rates increase significantly, the amount of cash required to service our debt would increase. As a result, significant increases in interest rates could have a material impact on our financial position, results of operations and cash flows.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 26, 2025, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake, at its current ownership levels, the ability to prevent the removal of our general partner.
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
The board of directors of our general partner adopted a cash distribution policy pursuant to which we intend to distribute quarterly at least $0.2750 per unit on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.
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
Public and investor sentiment towards climate change and other sustainability matters could adversely affect our cost of capital and the price of our common units.
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
Members of the investment community are increasing their focus on sustainability practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, D&I initiatives and heightened governance standards. On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks. Multiple lawsuits have been filed challenging the SEC's new climate rules, and on April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC's rules. As a result, we may continue to face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability disclosures and performance before investing in our common units. Over the past few years, there has also been an acceleration in investor demand for sustainability investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards sustainability investments. With respect to any of these investors, our sustainability disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the sustainability standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our common unit price may be negatively impacted.

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
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 26, 2025, based upon information received from our transfer agent, there were five holders of record of our common units.
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

Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2024 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2024, all third-party ethylene and associated co-products sales generated 16.3% of our total revenues.
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

Operating Expenses, Maintenance Capital Expenditures and Turnaround Costs
Our management seeks to maximize the profitability of our operations by effectively managing operating expenses, maintenance capital expenditures and turnaround costs. Our operating expenses are comprised primarily of feedstock costs and natural gas, labor expenses (including contractor services), utility costs (other than natural gas) and turnaround and maintenance expenses. With the exception of feedstock (including natural gas) and utilities-related expenses, operating expenses generally remain relatively stable across broad ranges of production volumes but can fluctuate from period to period depending on the circumstances, particularly maintenance and turnaround activities. Our maintenance capital expenditures and turnaround costs are comprised primarily of maintenance of our ethylene production facilities and the amortization of capitalized turnaround costs. These capital expenditures relate to the maintenance and integrity of our facilities. We capitalize the costs of major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected facility. We commenced the next maintenance turnaround at Petro 1 in the first quarter of 2025.
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
Recent Development
Petro 1 Turnaround
During the first quarter of 2025, we commenced our planned maintenance turnaround of the Petro 1 production facility.

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years ended December 31, 2024 and 2023. A detailed comparison of the Partnership's 2023 operating results to its 2022 operating results can be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in the Partnership's 2023 Annual Report on Form 10-K filed February 28, 2024.

	Year Ended December 31,
	2024	2023

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$950,801	$1,026,655
Net co-products, ethylene and other sales—third parties	185,095	164,136
Total net sales	1,135,896	1,190,791
Gross profit	418,939	387,459
Selling, general and administrative expenses	28,495	29,751
Income from operations	390,444	357,708
Other income (expense)
Interest expense—Westlake	(25,701)	(26,501)
Other income, net	5,251	4,232
Income before income taxes	369,994	335,439
Provision for income taxes	835	813
Net income	369,159	334,626
Less: Net income attributable to noncontrolling interest in OpCo	306,767	280,343
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$62,392	$54,283
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$1.77	$1.54
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,110,640	21,102,110
Common units—Westlake	14,122,230	14,122,230
MLP distributable cash flow (1)	$66,864	$62,574
EBITDA (1)	$507,594	$472,143

	Year Ended December 31,
	2024		2023
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-6.6%	+2.0%	-25.5%	+1.4%

			Year Ended December 31,
			2024	2023
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			-17.3%	-58.5%
Feedstock (Ethane)			-22.6%	-48.8%

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

	Year Ended December 31,
	2024	2023	2022

	(in thousands of dollars)
Net cash provided by operating activities	$485,001	$451,999	$463,736
Loss from disposition of property, plant and equipment	(2,345)	(4,933)	(4,707)
Changes in operating assets and liabilities and other	(113,497)	(112,440)	(124,200)
Net income	369,159	334,626	334,829
Add:
Depreciation, amortization and disposition of property, plant and equipment	114,244	115,136	125,781
Less:
Contribution to turnaround reserves	(43,880)	(29,520)	(29,175)
Maintenance capital expenditures	(50,731)	(49,212)	(45,249)
Distributable cash flow attributable to noncontrolling interest in OpCo	(321,928)	(308,456)	(310,316)
MLP distributable cash flow	$66,864	$62,574	$75,870

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2024	2023	2022

	(in thousands of dollars)
Net cash provided by operating activities	$485,001	$451,999	$463,736
Loss from disposition of property, plant and equipment	(2,345)	(4,933)	(4,707)
Changes in operating assets and liabilities and other	(113,497)	(112,440)	(124,200)
Net income	369,159	334,626	334,829
Less:
Other income, net	5,251	4,232	1,566
Interest expense—Westlake	(25,701)	(26,501)	(13,407)
Provision for income taxes	(835)	(813)	(1,017)
Income from operations	390,444	357,708	347,687
Add:
Depreciation and amortization	111,899	110,203	121,074
Other income, net	5,251	4,232	1,566
EBITDA	$507,594	$472,143	$470,327

Summary
For the year ended December 31, 2024, net income was $369.2 million on net sales of $1,135.9 million. This represents an increase in net income of $34.6 million as compared to net income of $334.6 million on net sales of $1,190.8 million for the year ended December 31, 2023. Net income attributable to the Partnership in 2024 was $62.4 million as compared to $54.3 million in 2023, an increase of $8.1 million. Income from operations was $390.4 million for 2024, as compared to $357.7 million for 2023, an increase of $32.7 million. Net sales for 2024 decreased by $54.9 million as compared to 2023 primarily due to lower ethylene sales prices to Westlake in 2024 compared to 2023, including the impact of the sale of excess quantities of ethylene in 2024 at prices that excluded certain non-variable costs of production pursuant to the Ethylene Sales Agreement, partially offset by higher ethylene and co-products sales volumes and higher third-party ethylene sales prices. Income from operations, net income and net income attributable to the Partnership for 2024 increased compared to 2023 due to higher third-party ethylene sales prices, lower ethane feedstock and natural gas costs and higher ethylene and co-products sales volumes, partially offset by lower ethylene sales prices to Westlake including the impact of the sale of excess quantities of ethylene at prices that excluded certain non-variable costs of production.
2024 Compared with 2023
Net Sales. Net sales decreased by $54.9 million, or 4.6%, to $1,135.9 million in 2024 from $1,190.8 million in 2023. The decrease in net sales in 2024 was primarily due to lower ethylene sales prices to Westlake in 2024 as compared to 2023 including the impact of the sale of excess quantities of ethylene at prices that excluded certain non-variable costs of production, partially offset by higher ethylene and co-products sales volumes and higher third-party ethylene sales prices. Lower average sales prices in 2024 contributed to a 6.6% decrease in net sales compared to 2023. Higher sales volumes in 2024 contributed to a 2.0% increase in net sales compared to 2023.
Gross Profit. Gross profit was $418.9 million in 2024, as compared to gross profit of $387.5 million in 2023. The gross profit margin was 36.9% in 2024 as compared to 32.5% in 2023. The increased gross profit margin in 2024 was primarily due to lower ethane feedstock and natural gas costs and higher third-party ethylene sales prices in 2024 as compared to 2023.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.3 million, or 4.4%, to $28.5 million in 2024 from $29.8 million in 2023. The decrease in 2024, as compared to 2023, was mainly attributable to lower service costs.
Interest Expense—Westlake. Interest expense remained relatively consistent at $25.7 million in 2024 compared to $26.5 million in 2023.
Other Income, net. Other income, net increased by $1.1 million to $5.3 million in 2024 from $4.2 million in 2023 primarily due to an increase in interest earned on the balance with Westlake under the Investment Management Agreement due to a higher average amount of cash invested in 2024 as compared to 2023.
Provision for Income Taxes. Provision for income taxes remained consistent at $0.8 million in 2024 as compared to $0.8 million in 2023.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $4.3 million to $66.9 million in 2024 from $62.6 million in 2023. The increase in MLP distributable cash flow was primarily a result of higher net income, partially offset by higher reserves for future turnarounds.
EBITDA. EBITDA increased by $35.5 million to $507.6 million in 2024 from EBITDA of $472.1 million in 2023. The increased EBITDA, as compared to the prior year, was primarily due to higher third-party ethylene sales prices, lower ethane feedstock and natural gas costs and higher ethylene and co-products sales volumes in 2024 as compared to 2023, partially offset by lower ethylene sales prices to Westlake including the impact of the sale of excess quantities of ethylene at prices that excluded certain non-variable costs of production.

Cash Flows
Operating Activities
Operating activities provided cash of $485.0 million in 2024 as compared to cash provided by operating activities of $452.0 million in 2023. The $33.0 million increase in cash flows from operating activities was mainly due to higher income from operations, which was partially offset by a decrease in cash provided by working capital. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, provided cash of $24.8 million in 2024 as compared to $34.4 million of cash provided in 2023, resulting in a unfavorable change of $9.6 million. The unfavorable change in working capital was mainly attributable to unfavorable changes in accrued and other liabilities and accounts payable—third parties primarily due to higher maintenance costs accrual at December 31, 2023 as compared to December 31, 2024. These unfavorable changes were partially offset by a favorable change in accounts receivable, net—third parties due to collection of a maintenance cost reimbursement and lower third party receivables at the end of 2024.
Investing Activities
Net cash used for investing activities during 2024 was $89.0 million as compared to net cash used for investing activities of $75.9 million in 2023. The $13.1 million increase in cash used for investing activities was mainly due to an increase in net cash invested under the Investment Management Agreement in 2024 as compared to 2023. During 2024, we invested $40.0 million with Westlake. During 2023, we invested $174.1 million with Westlake, and $145.0 million of such investments matured. Capital expenditures were $49.0 million in 2024 as compared to $46.8 million in 2023. Capital expenditures during 2024 and 2023 were related to projects to improve production capacity or reduce costs, maintenance and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during 2024 was $396.3 million as compared to net cash used for financing activities of $382.2 million in 2023. The cash outflows during 2024 were related to distributions of $329.9 million to the noncontrolling interest retained in OpCo by Westlake and of $66.4 million to unitholders by the Partnership. The cash outflows during 2023 were related to distributions of $315.8 million to the noncontrolling interest retained in OpCo by Westlake and of $66.4 million to unitholders by the Partnership.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of December 31, 2024.
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

In order to fund non-annual turnaround expenditures, we cause OpCo to reserve an amount for turnaround costs during each twelve-month period designed to cover future turnaround activities. Each of OpCo's ethylene production facilities requires turnaround maintenance approximately every five to eight years. By reserving additional cash annually, we intend to reduce the variability in OpCo's cash flow. Although we had previously planned to commence the next maintenance turnaround at the Petro 1 ethylene unit in the third quarter of 2024, we made the decision to defer the planned turnaround in order to maintain production and capitalize on higher average third-party ethylene sales prices during the third quarter of 2024. We commenced the planned maintenance turnaround in the first quarter of 2025. Westlake's purchase price for ethylene purchased under the Ethylene Sales Agreement includes a component (adjusted annually) designed to cover, over the long term, substantially all of OpCo's turnaround expenditures.
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
On January 27, 2025, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 25, 2025 to unitholders of record as of February 7, 2025, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on December 31, 2024. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during 2024, 2023 or 2022. Total capital expenditures for the years ended December 31, 2024, 2023 and 2022 were $49.0 million, $46.8 million, and $54.1 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2024, our cash and cash equivalents totaled $58.3 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash on hand, if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. The Partnership had $134.6 million of cash invested under the Investment Management Agreement at December 31, 2024.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2024, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2024, the outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
Contractual Obligations and Commercial Commitments
The Partnership's material cash requirements for contractual obligations and commercial commitments in the near term (next 12 months) and the long-term period (2026 and thereafter) include repayment of long-term debt, interest payments, operating leases and purchase obligations.
Debt Obligations and Interest Payments. As of December 31, 2024, we had $25.8 million of debt related interest expense due within the near term, and debt obligations of $399.7 million and related interest expense of $39.4 million due over the long-term period, respectively. All $399.7 million of our outstanding debt matures in 2027. See Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 of this form 10-K for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating Leases. As of December 31, 2024, there was $1.7 million in operating lease obligations due within the near term and $2.2 million due over the long-term period related to noncancelable operating leases with respect to rail cars that are subleased to OpCo.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. As of December 31, 2024, we had $128.7 million of enforceable and legally binding purchase commitments due within the near term, and none due over the long-term period. Additionally, we are party to various agreements to purchase goods and services, including the Services and Secondment Agreement, in the ordinary course of our business, as well as various agreements related to our capital projects.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $111.9 million, $110.2 million and $121.1 million in 2024, 2023 and 2022, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $21.5 million, $30.9 million and $6.7 million in 2024, 2023 and 2022, respectively. Amortization of previously deferred turnaround costs was $25.1 million, $25.4 million and $26.0 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, deferred turnaround costs, net of accumulated amortization, totaled $129.6 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Notes 5 and 7 to the consolidated financial statements included in Item 8 of this form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. We record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. There were no derivative positions during the years ended December 31, 2024, 2023 and 2022. However, we may enter into derivative arrangements in the future.
Goodwill. Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. At December 31, 2024, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the past acquisition of Westlake's Longview production facilities. We perform our annual impairment assessment in the fourth quarter. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include future sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the qualitative assessment in the fourth quarter of 2024 and concluded that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount and, as such, the quantitative impairment test was not required.

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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. There were no derivative positions during the years ended December 31, 2024, 2023 and 2022.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. As of December 31, 2024, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of December 31, 2024 was 6.4%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the December 31, 2024 debt balance.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, the Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2024 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2024 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue from the Ethylene Sales Agreement

As described in Notes 2 and 11 to the consolidated financial statements, the Partnership recognized net sales to Westlake Corporation ("Westlake") of $951 million for the year ended December 31, 2024. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of Westlake Chemical OpCo LP's ("OpCo") planned ethylene production per year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo's actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option"). The fee for each pound of ethylene purchased by Westlake from OpCo up to the minimum commitment will equal (i) the actual price OpCo pays Westlake to purchase ethane, (ii) plus the actual price OpCo pays Westlake to purchase natural gas, (iii) plus OpCo's estimated operating costs divided by OpCo's planned ethylene production for the year, (iv) plus a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures divided by OpCo's planned ethylene production capacity for the year, (v) less the proceeds received by OpCo from the sale of co-products associated with producing the ethylene purchased by Westlake, (vi) plus a $0.10 per pound margin. The fee for the Excess Production Option, if exercised, equals OpCo's estimated variable operating costs of producing the incremental ethylene, net of revenues from co-products sales plus a $0.10 per pound margin. The result of the fee structure is that OpCo should generally recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is generally recognized during the period in which the related operating, maintenance or turnaround activities occur and is recoverable from Westlake in the subsequent year. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). In the event Westlake purchases less than its annual commitment, the Partnership recognizes buyer deficiency fees representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. Westlake exercised the Excess Production Option in 2024.

The principal considerations for our determination that performing procedures relating to revenue from the Ethylene Sales Agreement is a critical audit matter are the significant audit effort in performing procedures and evaluating the calculation of the fee for each pound of ethylene.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accuracy of the fees used to determine revenue from the Ethylene Sales Agreement. These procedures also included, among others (i) testing the completeness and accuracy of underlying inputs used in the fee for each pound of ethylene purchased by Westlake, buyer deficiency fee and Shortfall calculations; and (ii) testing the accuracy of the volume of ethylene purchased by Westlake as part of the Ethylene Sales Agreement.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2025

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$58,316	$58,619
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	134,557	94,444
Accounts receivable, net—Westlake	31,975	49,565
Accounts receivable, net—third parties	11,576	18,701
Inventories	4,058	4,432
Prepaid expenses and other current assets	444	442
Total current assets	240,926	226,203
Property, plant and equipment, net	903,588	943,843
Goodwill	5,814	5,814
Deferred charges and other assets, net	137,628	140,982
Total assets	$1,287,956	$1,316,842
LIABILITIES
Current liabilities
Accounts payable—Westlake	$20,744	$15,166
Accounts payable—third parties	17,708	16,189
Accrued and other liabilities	16,920	24,980
Total current liabilities	55,372	56,335
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,546	1,632
Other liabilities	2,050	2,951
Total liabilities	458,642	460,592
Commitments and contingencies (Note 16)
EQUITY
Common unitholders—publicly and privately held (21,116,326 and 21,105,904 units issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	471,328	473,513
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	47,373	48,993
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	276,129	279,934
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	553,185	576,316
Total equity	829,314	856,250
Total liabilities and equity	$1,287,956	$1,316,842
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$950,801	$1,026,655	$1,342,910
Net co-products, ethylene and other sales—third parties	185,095	164,136	250,237
Total net sales	1,135,896	1,190,791	1,593,147
Cost of sales	716,957	803,332	1,215,782
Gross profit	418,939	387,459	377,365
Selling, general and administrative expenses	28,495	29,751	29,678
Income from operations	390,444	357,708	347,687
Other income (expense)
Interest expense—Westlake	(25,701)	(26,501)	(13,407)
Other income, net	5,251	4,232	1,566
Income before income taxes	369,994	335,439	335,846
Provision for income taxes	835	813	1,017
Net income	369,159	334,626	334,829
Less: Net income attributable to noncontrolling interest in OpCo	306,767	280,343	270,656
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$62,392	$54,283	$64,173
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$1.77	$1.54	$1.82
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,110,640	21,102,110	21,095,106
Common units—Westlake	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2021	$481,796	$54,754	$(242,572)	$678,720	$972,698
Net income	38,439	25,734	—	270,656	334,829
Units issued for vested phantom units	190	—	—	—	190
Distribution to unitholders	(39,782)	(26,629)	—	—	(66,411)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(337,598)	(337,598)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
Net income	32,519	21,764	—	280,343	334,626
Units issued for vested phantom units	141	—	—	—	141
Distribution to unitholders	(39,790)	(26,630)	—	—	(66,420)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(315,805)	(315,805)
Balances at December 31, 2023	$473,513	$48,993	$(242,572)	$576,316	$856,250
Net income	37,384	25,008	—	306,767	369,159
Units issued for vested phantom units	238	—	—	—	238
Distribution to unitholders	(39,807)	(26,628)	—	—	(66,435)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(329,898)	(329,898)
Balances at December 31, 2024	$471,328	$47,373	$(242,572)	$553,185	$829,314
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(in thousands of dollars)
Cash flows from operating activities
Net income	$369,159	$334,626	$334,829
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	111,899	110,203	121,074
Loss from disposition of property, plant and equipment	2,345	4,933	4,707
Other losses (gains), net	(182)	(27)	356
Changes in operating assets and liabilities
Accounts receivable—third parties	7,221	1,332	(14,435)
Net accounts receivable—Westlake	25,737	27,331	74,197
Inventories	374	283	4,183
Prepaid expenses and other current assets	(2)	(137)	91
Accounts payable—third parties	(2,693)	1,569	(17,001)
Accrued and other liabilities	(5,821)	4,026	(37,533)
Other, net	(23,036)	(32,140)	(6,732)
Net cash provided by operating activities	485,001	451,999	463,736
Cash flows from investing activities
Additions to property, plant and equipment	(48,971)	(46,821)	(54,118)
Investments with Westlake under the Investment Management Agreement	(40,000)	(174,116)	(319,884)
Maturities of investments with Westlake under the Investment Management Agreement	—	145,000	362,000
Net cash used for investing activities	(88,971)	(75,937)	(12,002)
Cash flows from financing activities
Proceeds from debt payable to Westlake	219,000	209,250	32,000
Repayment of debt payable to Westlake	(219,000)	(209,250)	(32,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(329,898)	(315,805)	(337,598)
Distributions to unitholders	(66,435)	(66,420)	(66,411)
Net cash used for financing activities	(396,333)	(382,225)	(404,009)
Net increase (decrease) in cash and cash equivalents	(303)	(6,163)	47,725
Cash and cash equivalents at beginning of the year	58,619	64,782	17,057
Cash and cash equivalents at end of the year	$58,316	$58,619	$64,782
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
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $197, $164 and $80 for the years ended December 31, 2024, 2023 and 2022, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount. The impairment test for the recorded goodwill was performed in the fourth quarter of 2024 and did not indicate impairment of the goodwill. As of December 31, 2024, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.
Turnaround Costs
The Partnership accounts for turnaround costs under the deferral method. Turnarounds are the scheduled and required shutdowns of specific operating units in order to perform planned major maintenance activities. The costs related to the significant overhaul and refurbishment activities include maintenance materials, parts and direct labor costs. The costs of the turnaround are deferred when incurred at the time of the turnaround and amortized (within depreciation and amortization) on a straight-line basis until the next planned turnaround, which typically ranges from five to eight years. Deferred turnaround costs are presented as a component of deferred charges and other assets, net. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership generates a substantial majority of its revenue from sales to Westlake under the Ethylene Sales Agreement. The Ethylene Sales Agreement is intended to generate a long-term, fixed cash margin per pound. See Note 2 for a description of the terms of the Ethylene Sales Agreement. The Partnership's direct commodity price risk is limited to the sales to third parties. See the Partnership's consolidated statements of operations for the disaggregation of net sales to Westlake and net sales to third parties.
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
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2024, 2023 and 2022 due to immateriality of the components of other comprehensive income.
Recently Issued Accounting Pronouncements
Income Taxes (ASU No. 2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to require additional tax disclosures under Topic 740 primarily related to the rate reconciliation and income taxes paid disclosures. The amendments in this update will be effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Retrospective application is also permitted. The update is not expected to have a material impact on the Partnership's disclosures.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Disaggregation of Income Statement Expenses (ASU No. 2024-03)
In November 2024, the FASB issued an accounting standards update requiring public entities to disclose on an annual and interim basis detailed information about the types of expenses in relevant expense captions presented on the face of the income statement, including amounts for inventory purchases, employee compensation, depreciation and amortization of intangible assets and a qualitative description for remaining amounts not separately disaggregated. Additionally, the update requires disclosure of total selling expenses, and in annual periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and are to be applied either prospectively or retrospectively. Early adoption is permitted. The Partnership is currently evaluating the impact of the update on the disclosures in the Partnership's financial statements.
Recently Adopted Accounting Standard
Segment Reporting (ASU No. 2023-07)
In November 2023, the FASB issued an accounting standards update requiring public entities to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update also requires that a public entity that has a single reportable segment provide all disclosures required by the update as well as all existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Partnership adopted this accounting standard effective for the annual 2024 financial statements, and the adoption resulted in additional segment disclosures (see Note 17) and will result in additional segment disclosures in the Partnership's interim period financial statements thereafter.
2. Agreements with Westlake and Related Parties
Ethylene Sales Agreement
OpCo has entered into an ethylene sales agreement with Westlake (the "Ethylene Sales Agreement") with an initial term of 12 years. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of OpCo's planned ethylene production per year (the "Minimum Commitment"), subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo's actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option").
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
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $134,557 of invested cash under the Investment Management Agreement at December 31, 2024.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2024	2023
Trade customers	$11,757	$15,622
Allowance for credit losses	(181)	(278)
Other receivables	—	3,357
Accounts receivable, net—third parties	$11,576	$18,701

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

4. Inventories
Inventories consist of the following:

	December 31,
	2024	2023
Finished products	$3,748	$4,147
Feedstock, additives and chemicals	310	285
Inventories	$4,058	$4,432

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2024	2023
Building and improvements	$18,562	$18,623
Plant and equipment	1,950,479	1,936,295
Other	118,870	112,210
	2,087,911	2,067,128
Less: Accumulated depreciation	(1,237,929)	(1,161,032)
	849,982	906,096
Construction in progress	53,606	37,747
Property, plant and equipment, net	$903,588	$943,843
Depreciation expense on property, plant and equipment of $86,253, $84,511 and $94,744 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2024 and 2023. The Partnership performed its annual goodwill impairment analysis during the fourth quarter of 2024. The Partnership elected to perform a qualitative assessment for its analysis. Based upon this assessment, the Partnership concluded that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount. Factors considered in the qualitative assessment included industry and market considerations, cost factors, including consideration of the Partnership's fixed margin under the Ethylene Sales Agreement, and current and projected financial performance.
7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	December 31,
	2024	2023
Turnaround costs, net	$129,565	$133,176
Other	8,063	7,806
Deferred charges and other assets, net	$137,628	$140,982
Amortization expense on deferred charges and other assets of $25,646, $25,692 and $26,330 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively. Certain other assets are amortized over periods ranging from three to twenty years using the straight-line method.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

8. Long-Term Debt
Long-term debt payable to Westlake consists of the following:

	December 31,
	2024	2023
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
On August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. Prior to the OpCo Revolver Amendment, the OpCo Revolver bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver from September 25, 2023 to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2024, outstanding borrowings under the OpCo Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver"). In 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. Prior to the MLP Revolver Amendment, the MLP Revolver bore interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR were no longer available, (b) the Alternate Base Rate plus 1.0%. The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver from March 19, 2023 to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of December 31, 2024, outstanding borrowings under the MLP Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default.
As of December 31, 2024, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
The weighted average interest rate on all long-term debt was 6.4% and 7.2% at December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Partnership had no scheduled maturities of long-term debt until 2027. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

9. Distributions and Net Income Per Limited Partner Unit
On January 27, 2025, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2024 to December 31, 2024 of $0.4714 per common unit. This distribution was paid on February 25, 2025 to unitholders of record as of February 7, 2025.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31,
	2024	2023	2022
Net income attributable to the Partnership	$62,392	$54,283	$64,173
Less:
Limited partners' distribution declared on common units	66,437	66,421	66,403
Distribution in excess of net income	$(4,045)	$(12,138)	$(2,230)
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

	Year Ended December 31, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,437	$—	$66,437
Distribution in excess of net income	(4,045)	—	(4,045)
Net income	$62,392	$—	$62,392
Weighted average units outstanding:
Basic and diluted	35,232,870		35,232,870
Net income per limited partner unit:
Basic and diluted	$1.77

	Year Ended December 31, 2023
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,421	$—	$66,421
Distribution in excess of net income	(12,138)	—	(12,138)
Net income	$54,283	$—	$54,283
Weighted average units outstanding:
Basic and diluted	35,224,340		35,224,340
Net income per limited partner unit:
Basic and diluted	$1.54

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
The Partnership's distribution for each quarter in the year ended December 31, 2024 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Distributions per common unit	$1.8856	$1.8856	$1.8856
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

11. Related Party Transactions
Related party transactions between the Partnership, OpCo and Westlake are primarily based on agreements such as the Ethylene Sales Agreement, the Feedstock Supply Agreement, the Services and Secondment Agreement, Site Lease Agreements, the Omnibus Agreement, the Investment Management Agreement, the Exchange Agreement, the OpCo Partnership Agreement, the OpCo Revolver and the MLP Revolver. These agreements, discussed in detail in Notes 2 and 8, reflect the pervasive effect of the relationship with Westlake on the Partnership's operations and its consolidated financial statements. Pursuant to these agreements, the Partnership and OpCo regularly enter into transactions with Westlake. See below for descriptions and details of significant related party transactions.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which it charges Westlake a fee.
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Year Ended December 31,
	2024	2023	2022
Net sales—Westlake	$950,801	$1,026,655	$1,342,910
As a result of the Partnership's decision to postpone the previously announced maintenance turnaround at the Petro 1 facility from the third quarter of 2024 to the first quarter of 2025, OpCo's production resulted in "excess quantities" of ethylene for the contract year ended December 31, 2024. Pursuant to the terms of the Ethylene Sales Agreement, the excess quantities produced by the Partnership during the year ended December 31, 2024 were sold to Westlake at prices that excluded certain non-variable costs of production.
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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Year Ended December 31,
	2024	2023	2022
Feedstock purchased from Westlake and included in cost of sales	$310,856	$398,700	$764,123
Other charges from Westlake and included in cost of sales	125,702	123,039	172,761

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
Services received from Westlake and included in selling, general and administrative expenses	$25,654	$27,085	$26,621
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2024	2023	2022
Goods and services purchased from Westlake and capitalized as assets	$2,295	$3,660	$2,852
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $1,385 and $1,272 was included in the receivable under the Investment Management Agreement balance at December 31, 2024 and 2023, respectively. Total interest earned related to the Investment Management Agreement was $5,364, $4,424 and $1,875 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2024	2023
Receivable under the Investment Management Agreement	$134,557	$94,444
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any buyer deficiency fee and Shortfall recognized under the Ethylene Sales Agreement.
As of December 31, 2024, accounts receivable includes sales associated with the Excess Production Option which are at a lower sales price as described in Note 2 and under —Sales to Related Parties above.
The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2024	2023
Accounts receivable—Westlake	$31,975	$49,565

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
The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2024	2023
Accounts payable—Westlake	$20,744	$15,166
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2024, 2023 and 2022 was $25,701, $26,501 and $13,407, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At December 31, 2024 and 2023, accrued interest on related party debt was $5,848 and $6,675, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2024	2023
Long-term debt payable to Westlake	$399,674	$399,674
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $1,843, $1,869 and $2,624 for the years ended December 31, 2024, 2023 and 2022, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Major Customer and Concentration of Credit Risk
During the years ended December 31, 2024, 2023 and 2022, Westlake accounted for approximately 83.7%, 86.2% and 84.3%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2024, 2023 and 2022, the Partnership reimbursed $351, $347 and $243, respectively, to Westlake for certain state tax payments.
Other
See Note 10 above for an additional transaction through which a related party acquired common units in a private placement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

12. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2024, 2023 and 2022. These phantom units vest on the first anniversary of the grant date. There were no forfeitures under the Plan during 2024, 2023 and 2022. The total fair value of phantom units that vested during the years ended December 31, 2024, 2023 and 2022 was $423, $278 and $284, respectively.
Non-vested phantom unit awards as of December 31, 2024 and 2023 and changes during the period were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2023	18,564	$21.65
Granted	14,646	22.69
Vested	(18,564)	22.80
Non-vested balance at December 31, 2024	14,646	$23.14
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are measured at fair value on the grant date of the award and are re-measured at each reporting date until they vest based on the market price of the Partnership's units. The total units available for grant at December 31, 2024 were 1,192,349. The total compensation cost recognized during the years ended December 31, 2024, 2023 and 2022 was $373, $349 and $282, respectively, and is included in selling, general and administrative expenses and the related liability is classified as accrued and other liabilities in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2024 was $201 and the weighted average remaining term of the units at December 31, 2024 was 0.6 years.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2024 and December 31, 2023 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$411,489	$399,674	$408,110

14. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2024	2023	2022
Current
State and local	$921	$837	$891
Deferred
State and local	(86)	(24)	126
Total provision	$835	$813	$1,017
The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2024	2023	2022
Provision for federal income tax, at statutory rate	$77,699	$70,442	$70,528
State income tax provision, net of federal income tax effect	835	813	1,017
Partnership income not subject to entity-level federal income tax	(77,699)	(70,442)	(70,528)
Total provision	$835	$813	$1,017
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2024	2023
Property, plant and equipment	$(1,323)	$(1,402)
Turnaround costs	(223)	(230)
Total deferred tax liabilities	$(1,546)	$(1,632)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,546)	$(1,632)
Total deferred tax liabilities	$(1,546)	$(1,632)

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

15. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $16,920 and $24,980 at December 31, 2024 and 2023, respectively. Accrued interest on related party debt, which is a component of accrued and other liabilities, was $5,848 and $6,675 at December 31, 2024 and 2023, respectively. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Insurance Recoveries
During the year ended December 31, 2024, the Partnership recorded business interruption related insurance recoveries of $6,222 as a reduction to cost of sales. All insurance recovery proceeds were collected as of December 31, 2024. These recoveries were related to the settlement of insurance claims for Hurricane Laura, which impacted OpCo's Petro 1 and Petro 2 units in the second half of 2020 and impacted production in the subsequent periods.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $9,863, $7,809, and $6,372 at December 31, 2024, 2023, and 2022, respectively.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $26,528, $24,537 and $10,850 for the years ended December 31, 2024, 2023 and 2022, respectively. Income tax paid by the Partnership was $831, $827 and $683 for the years ended December 31, 2024, 2023 and 2022, respectively, of which $480, $480 and $440 was paid directly to the tax authorities for the years ended December 31, 2024, 2023 and 2022, and $351, $347 and $243 was paid to Westlake as reimbursements for the years ended December 31, 2024, 2023 and 2022.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $758, $5,079 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

17. Segment Information
The Partnership has one operating segment, which is the Partnership's reportable segment, OpCo. The operating results of the segment are reviewed by the Partnership's Chief Executive Officer, the chief operating decision maker ("CODM"). The CODM evaluates segment performance based on net income. The CODM reviews the OpCo segment's actual net income trends to allocate resources and assess performance.
The OpCo segment's operations consist of two ethylene production facilities in Lake Charles, Louisiana, one ethylene production facility in Calvert City, Kentucky and a 200-mile common carrier ethylene pipeline that runs from Mont Belvieu, Texas to Longview, Texas. OpCo derives substantially all of its revenue from these production facilities primarily by selling ethylene to Westlake and others, as well as through the sale of co-products of ethylene production, including propylene, crude butadiene, pyrolysis gasoline and hydrogen. All of the OpCo segment's operations are located and conducted in the United States. All of the OpCo segment's sales are attributed to the United States.
Sales to Westlake accounted for more than 10% of sales in the OpCo segment, totaling $950,801, $1,026,655 and $1,342,910 for the years ended December 31, 2024, 2023 and 2022, respectively. Consolidated net sales and provision for income taxes as disclosed in the consolidated statements of operations and depreciation and amortization and additions to property, plant and equipment as disclosed in the consolidated statements of cash flows are fully attributed to the OpCo segment, and as such, separate OpCo segment amounts are not repeated in the tables below.
The accounting policies of the OpCo segment are the same as those described in Note 1.

	Year Ended December 31,
	2024	2023	2022
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$605,058	$693,129	$1,094,708
Depreciation and amortization	111,899	110,203	121,074
Total cost of sales	716,957	803,332	1,215,782
Selling, general and administrative expenses	24,699	26,217	26,387
Other segment items (1)	(3,005)	(1,786)	494

Interest expense—Westlake
OpCo	$1,410	$1,496	$693
Corporate	24,291	25,005	12,714
	$25,701	$26,501	$13,407

Net income
OpCo	$397,245	$363,028	$350,484

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

A reconciliation of total segment net income to consolidated net income is as follows:

	Year Ended December 31,
	2024	2023	2022
Net income from OpCo	$397,245	$363,028	$350,484
Corporate net loss	(28,086)	(28,402)	(15,655)
Net income	$369,159	$334,626	$334,829

	December 31,
	2024	2023
Total assets
OpCo	$1,238,420	$1,269,355
Corporate	49,536	47,487
	$1,287,956	$1,316,842

_____________________________
(1)Other segment items includes interest expense—Westlake, other income, net and provision for income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2024, as stated in their report that appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2024, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We are managed and operated by the board of directors and executive officers of our general partner, Westlake Chemical Partners GP LLC, a wholly-owned subsidiary of Westlake. As a result of owning our general partner, Westlake has the right to appoint all members of the board of directors of our general partner (the "board" or the "board of directors"), including at least three directors meeting the independence standards established by the NYSE and the Exchange Act. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owner, Westlake.
Our general partner has eight directors, three of whom are independent as defined under the standards established by the NYSE and the Exchange Act. The NYSE does not require a listed, publicly-traded partnership, such as ours, to have a majority of independent directors on the board of directors or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2024, we paid approximately $197.6 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of February 28, 2025. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The Executive Chairman of the Board of Directors and the Senior Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and most of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of February 28, 2025)	Position With Our General Partner
Albert Y. Chao	75	Executive Chairman of the Board of Directors
James Y. Chao	77	Senior Chairman of the Board of Directors
Jean-Marc Gilson	61	President, Chief Executive Officer and Director
M. Steven Bender	68	Executive Vice President, Chief Financial Officer and Director
L. Benjamin Ederington	54	Executive Vice President, Performance & Essential Materials, General Counsel, Chief Administrative Officer and Director
G. Stephen Finley	74	Director
Lisa A. Friel	58	Director
Jeffrey A. Holy	45	Vice President and Chief Accounting Officer
Andrew F. Kenner	60	Senior Vice President, Olefin Materials & Corporate Procurement
Randy G. Woelfel	69	Director
Albert Y. Chao. Mr. Chao has been Executive Chairman of the Board of Directors of our general partner since July 2024, a director since our general partner's formation in March 2014 and served as President and Chief Executive Officer from March 2014 to July 2024. Additionally, Mr. Chao has been Westlake's Executive Chairman of the Board of Directors since July 2024 and a director since June 2003. From May 1996 to July 2024, Mr. Chao served as Westlake's President and, from July 2004 to July 2024, he served as Westlake's Chief Executive Officer. In 1985, Mr. Chao assisted his father, T.T. Chao, and his brother, James Chao, in founding Westlake. He has held positions in the Controller's Group of Mobil Oil Corporation, in the Technical Department of Hercules Incorporated, in the Plastics Group of Gulf Oil Corporation and has served as Assistant to the Chairman of China General Plastics Group and Deputy Managing Director of a plastics fabrication business in Singapore. Mr. Chao received a bachelor's degree from Brandeis University and an M.B.A. from Columbia University.
James Y. Chao. Mr. Chao has been Senior Chairman of the Board of Directors of our general partner since July 2024, a director since our general partner's formation in March 2014 and served as Chairman of the Board from July 2014 to July 2024. Additionally, Mr. Chao has been Westlake's Senior Chairman of the Board of Directors since July 2024 and became a director in June 2003. From July 2004 to July 2024, Mr. Chao served as Westlake's Chairman of the Board and, from May 1996 to July 2004, he served as Westlake's Vice Chairman. From June 2003 until November 2010, Mr. Chao was the executive chairman of Titan Chemicals Corp. Bhd. He has served as a Special Assistant to the Chairman of China General Plastics Group and worked in various financial, managerial and technical positions at Mattel Incorporated, Developmental Bank of Singapore, Singapore Gulf Plastics Pte. Ltd. and Gulf Oil Corporation. Mr. Chao, along with his brother, Albert Chao, assisted their father, T.T. Chao, in founding Westlake. Mr. Chao received his B.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Columbia University.
Jean-Marc Gilson. Mr. Gilson has been our general partner's President and Chief Executive Officer and a director since July 2024. Mr. Gilson has also served as President and Chief Executive Officer of Westlake since July 2024. Prior to joining Westlake, Mr. Gilson served as President, Chief Executive Officer and Representative Director of Mitsubishi Chemical Group Corporation (formerly known as Mitsubishi Chemical Holdings Corporation), from April 2021 until April 2024. From September 2014 until December 2020, Mr. Gilson served as Chief Executive Officer of Roquette Frères. Before that, Mr. Gilson served as Vice-Chairman and Chief Operating Officer of NuSil Technology LLC. Earlier in his career, Mr. Gilson held various leadership roles at Dow Corning Corporation, including as Executive Vice President, Specialty Chemicals Business, before becoming Chief Executive Officer of Avantor Performance Materials, Inc. Mr. Gilson holds a Master of Science in Chemical Engineering from the University of Liege in Belgium and a Master of Business Administration from the International Institute for Management Development in Switzerland.

M. Steven Bender. Mr. Bender has been our general partner's Executive Vice President and Chief Financial Officer since February 2021 and a director since our general partner's formation in March 2014. Mr. Bender served as our general partner's Senior Vice President and Chief Financial Officer from March 2014 to February 2021 and as Treasurer from April 2015 to February 2019. Mr. Bender has also been Westlake's Executive Vice President and Chief Financial Officer since July 2017. From February 2008 to July 2017, Mr. Bender served as Westlake's Senior Vice President and Chief Financial Officer. In addition, Mr. Bender served as Westlake's Treasurer from July 2011 to April 2017, a position he also held from February 2008 until December 2010. From February 2007 to February 2008, Mr. Bender served as Westlake's Vice President, Chief Financial Officer and Treasurer and, from June 2005 to February 2007, he was its Vice President and Treasurer. Prior to joining Westlake, from June 2002 until June 2005, Mr. Bender served as Vice President and Treasurer of KBR, Inc. and, from 1996 to 2002, he held the position of Assistant Treasurer for Halliburton Company. Prior to that, he held various financial positions within that company. Additionally, he was employed by Texas Eastern Corporation for over a decade in a variety of increasingly responsible audit, finance and treasury positions. Mr. Bender received a Bachelor of Business Administration from Texas A&M University and an M.B.A. from Southern Methodist University. Mr. Bender is also a Certified Public Accountant.
L. Benjamin Ederington. Mr. Ederington has been our general partner's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer since May 2023 and a director since our general partner's formation in March 2014. Mr. Ederington served as our general partner's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from March 2022 to May 2023, Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022 and as Vice President, General Counsel and Secretary from March 2014 to February 2021. Mr. Ederington has also been Westlake's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer since April 2023. From March 2022 to April 2023, Mr. Ederington served as Westlake's Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from July 2017 to March 2022, he was its Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he was its Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
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
Jeffrey A. Holy. Mr. Holy has been our general partner's Vice President and Chief Accounting Officer since April 2024. From April 2017 to April 2024, Mr. Holy served as our general partner's Vice President and Treasurer. Mr. Holy has also been Westlake's Vice President and Chief Accounting Officer since April 2024, and, from April 2017 to April 2024, Mr. Holy served as its Vice President and Treasurer. Prior to joining Westlake, from October 2014 to March 2017, Mr. Holy was Assistant Treasurer at FMC Technologies, Inc. and, from October 2013 to September 2014, Director of Corporate Finance. From September 2007 to September 2013, he held various financial positions at General Motors Company in their Treasurers' Office in New York and Germany. He began his career in public accounting with Ernst & Young LLP in 2001. Mr. Holy holds a Bachelor of Science Degree from Trinity University in Business Administration and Economics, a Master in Accounting Degree from the University of Virginia, and a Master in Finance Degree from London Business School. He is a Chartered Financial Analyst and Certified Public Accountant.

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
Meetings of the Board
During the last fiscal year, our general partner's board of directors held ten meetings and our general partner's audit committee held seven meetings. Our general partner's conflicts committee did not hold any meetings in the last fiscal year. None of the directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.
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
Corporate Governance Guideline and Code of Ethics
We have adopted a Code of Ethics for the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer (the "Code of Ethics") that applies to each of the Principal Executive, Financial and Accounting Officers of our general partner, as required by Section 406 of the Sarbanes-Oxley Act of 2002. Furthermore, we have adopted Principles of Corporate Governance and a charter for our audit committee. Each of the foregoing is available on our website at www.wlkpartners.com in the "Corporate Governance" section of our Investor Relations tab. We provide copies, free of charge, of any of the foregoing upon receipt of a written request. We disclose amendments and director and executive officer waivers with regard to the Code of Ethics, if any, on our website or by filing a Current Report on Form 8-K to the extent required. Furthermore, the certifications of our general partner's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act, have been included as exhibits to this report.
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2024 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
Insider Trading Policy
We have adopted an insider trading policy governing the purchase and sale of our securities by our directors, officers and employees and the directors, officers and employees of our subsidiaries and affiliates, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this report.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement with Westlake, effective August 4, 2014, as amended, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. In connection with Westlake's annual budget process, Westlake determines a budgeted allocation rate, which represents an estimated average percentage of expected time that will be spent by each of the executive officers on our business during the succeeding year. The executive officers provide input as to what those estimated percentages should be. Those estimates are revised each year based on historical experience and business plans for the following year. The executive officers do not keep logs of their time spent on our matters. Since the allocation rate is initially estimated, the actual time spent by an executive officer on our behalf may vary from the budgeted allocation rate, and we may recognize an adjustment at the end of the year if allocating more or less of that executive officer's compensation than the actual percentage of his time spent on our behalf in a given year. During 2024, Mr. Albert Chao, who served as President and Chief Executive Officer until July 2024, devoted approximately 5% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Jean-Marc Gilson, who was appointed President and Chief Executive Officer in July 2024, devoted approximately 5% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. Mr. Steven Bender devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations may differ from the time and compensation allocated for each executive officer in 2024.
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
Named Executive Officers
For 2024, our named executive officers ("NEOs") consisted of our general partner's principal executive officers, Mr. Albert Chao (in such position until July 15, 2024) and Mr. Jean-Marc Gilson (appointed to such position on July 15, 2024), and our general partner's principal financial officer, Mr. Steven Bender. The compensation allocated to us in 2024 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2024.
Compensation Decisions
Westlake has ultimate decision-making authority with respect to the total compensation of our NEOs because our NEOs are employed by Westlake. Any such compensation decisions will not be subject to any approvals by us, the board of directors or any committees thereof.
Except for amounts that we pay to Westlake under the Omnibus Agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs. Each of our executive officers (including our NEOs) is eligible to receive grants of unit-based awards under the Westlake Chemical Partners LP Long Term Incentive Plan (as amended and restated effective May 8, 2024) (the "LTIP"), but none has to date received any awards (including options or similar equity awards) under the LTIP. As a result, we have not adopted a policy regarding the timing of grants of option awards. Any awards under the LTIP must be approved by the board of directors.
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

External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2024, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical and building products industries and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2024, Westlake paid Willis Towers Watson approximately $162,000 for compensation advisory services and approximately $2.1 million for other services (primarily related to the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services of Westlake was made by Westlake management and approved by the Westlake Compensation Committee. In February 2025, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2024 raised any conflict of interest and concluded that no conflict of interest exists.
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
The following companies from both the chemicals and building products industries made up the Peer Group as adopted by the Westlake Compensation Committee for purposes of determining compensation for the Westlake NEOs for 2024:

Builders FirstSource, Inc.	LyondellBasell Industries N.V.
Celanese Corporation	Masco Corporation
The Chemours Company	The Mosaic Company
Dow Inc.	Olin Corporation
DuPont de Nemours, Inc.	Owens Corning
Eastman Chemical Company	PPG Industries, Inc.
Ecolab Inc.	RPM International Inc.
Huntsman Corporation	The Sherwin-Williams Company
As disclosed in Westlake's 2024 Proxy Statement, in November 2023, as part of its annual evaluation process, and upon recommendation by Willis Towers Watson, the Westlake Compensation Committee determined, and the Westlake board of directors agreed, the 2024 selected Peer Group would be updated to achieve an approximately median ranking for Westlake relative to the peer group. Going forward, the Westlake Compensation Committee will continue to evaluate and make changes in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies to help ensure that companies comparable in size and business profile to Westlake are included and continue to be appropriate for the compensation decision-making process.

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

Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2024, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:
•ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;
•ensure internal equity;
•recognize individual performance and contributions; or
•recognize changes in responsibility or the scope of the Westlake Executive's position.
For additional information regarding compensation decisions made by the Westlake Compensation Committee during 2024, including Westlake's equity awards and annual and quarterly cash incentive plans, see the proxy statement that is expected to be filed by Westlake in connection with its 2025 annual meeting of stockholders. In February 2025, the Westlake Compensation Committee elected to increase the base salary for Mr. Gilson to $1,300,000 from $1,250,000 and for Mr. Bender to $785,000 from $755,000.
Employment Agreements; Termination or Change-in-Control Arrangements
Employment Agreements—Westlake does not have employment agreements with any of the Westlake NEOs; however, each Westlake Executive, including each of the Westlake NEOs, is typically provided an offer letter of employment containing the principal elements of the employment arrangement, including compensation.
Termination or Change-in-Control Arrangements—Although none of the offer letters contain a provision for payments by us upon termination or a change in control, in 2023, following shareholder approval, Westlake incorporated change in control provisions into its annual cash incentive plan and long-term equity incentive plan that provide for certain benefits on a qualifying termination of employment within a twenty-four-month period following a change in control of Westlake for awards that are assumed or replaced with equivalent awards or protections in connection with a change in control of Westlake if such awards were not assumed or replaced with equivalent awards. Furthermore, award agreements under Westlake's long-term equity incentive plan contain provisions that provide for certain accelerated vesting benefits in the event of termination by reason of death, normal retirement or, in certain circumstances, without cause, and Westlake's annual cash incentive plan provides for the payment of a prorated bonus and certain banked amounts in the event of termination by reason of death, permanent disability, normal retirement or an approved reduction-in-force. For additional information on termination and change in control provisions, see the section titled "2024 Potential Payments Upon Termination or Change in Control" of the proxy statement that is expected to be filed by Westlake in connection with its 2025 annual meeting of stockholders. We are not required to reimburse Westlake for any portion of such benefits that may become payable to our NEOs either in connection with or following a termination of employment or a change in control of Westlake.

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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

Albert Y. Chao
James Y. Chao
Jean-Marc Gilson
M. Steven Bender
L. Benjamin Ederington
G. Stephen Finley
Lisa A. Friel
Randy G. Woelfel

Executive Compensation
The compensation of our NEOs included in the tables below is established by Westlake as described above. We have included in the following tables the full base salary paid by Westlake to each of the NEOs, together with an estimate of the approximate time spent by each NEO on our behalf. The following table provides information regarding the NEO compensation actually allocated to us during 2024, 2023 and 2022.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)		Portion Allocation (2)	Total (3)
Albert Y. Chao Executive Chairman of the Board of Directors (since July 2024); President and Chief Executive Officer (until July 2024)	2024	$1,172,923	(4)	5.0%	$58,646
	2023	1,256,000		10.0%	125,600
	2022	1,201,000		10.0%	120,100
Jean-Marc Gilson President and Chief Executive Officer (since July 2024)	2024	$528,846		5.0%	$26,442
M. Steven Bender Executive Vice President and Chief Financial Officer	2024	$749,231		10.0%	$74,923
	2023	721,000		10.0%	72,100
	2022	660,000		10.0%	66,000

______________________________
(1)See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.
(2)See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.
(3)Mr. Albert Chao served as President and Chief Executive Officer of our General Partner until July 15, 2024; the totals for Mr. Albert Chao reflect the portion of his base salary allocated to us by Westlake for the periods from January 1, 2024 through July 15, 2024, from January 1, 2023 through December 31, 2023 and from January 1, 2022 through December 31, 2022. Mr. Gilson was appointed President and Chief Executive Officer of our General Partner on July 15, 2024; the total for Mr. Gilson reflects the portion of his base salary allocated to us by Westlake for the period from July 15, 2024 through December 31, 2024. The totals for Mr. Bender reflect the portion of his base salary allocated to us by Westlake for the periods from January 1, 2024 through December 31, 2024, from January 1, 2023 through December 31, 2023 and from January 1, 2022 through December 31, 2022.
(4)Mr. Albert Chao's base salary was decreased from $1,301,000 to $1,019,000 in July 2024 in connection with his transition from President and Chief Executive Officer to Executive Chairman of the Board of Directors.
Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Friel and Messrs. Finley and Woelfel) receive compensation from our general partner for their service.
In 2024, Messrs. Finley and Woelfel and Ms. Friel each received an annual cash retainer of $100,000 and a grant of phantom unit awards under the LTIP with a grant date fair value of $110,000. All phantom unit awards vest on the first anniversary of their grant date. Mr. Finley, the audit committee chairman, received an additional cash retainer of $20,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

The following table sets forth a summary of the compensation paid to non-employee directors in 2024:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
G. Stephen Finley	$120,000	$110,000	$8,902	$238,902
Lisa A. Friel	100,000	110,000	11,204	221,204
Randy G. Woelfel	100,000	110,000	8,902	218,902

______________________________
(1)The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. For a discussion of the related valuation assumptions, please see Note 12 to our consolidated financial statements included in this report. As of December 31, 2024, Ms. Friel and Messrs. Finley and Woelfel each held 4,882 phantom units, which will become fully vested on August 7, 2025.
(2)The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annualized total compensation of our Chief Executive Officer, Mr. Gilson, who has served as President and Chief Executive Officer since July 15, 2024, for the year ended December 31, 2024, determined on the basis set forth below; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2024, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of our Seconded Employee population, excluding our Chief Executive Officer, for the year ended December 31, 2024, the applicable SEC rules require us to identify the median Seconded Employee by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2024 through December 31, 2024 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost-of-living adjustments for purposes of this determination. After identifying the median Seconded Employee as of the Measurement Date, based on the process described above, we calculated 2024 total compensation for the median Seconded Employee and our Chief Executive Officer using the same methodology we used for determining total compensation for 2024 for our NEOs as set forth in the Summary Compensation Table. Since Mr. Gilson was not our Chief Executive Officer for all of 2024, to determine the Chief Executive Officer's annual total compensation, we included in the table below his base salary as reported in the Summary Compensation Table, annualized as if he had served for the entire year and multiplied by an annualized allocation percentage of 10%.

Chief Executive Officer annual total compensation (A)	$113,546
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$169,913
Ratio of (A) to (B)	0.67

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 21, 2025, the beneficial ownership of our outstanding common units and subordinated units held by:
•our general partner;
•Westlake;
•each director and named executive officer of our general partner; and
•all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 21, 2025, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Number of Common Units of Westlake Chemical Partners LP Beneficially Owned		Percentage of Common Units Beneficially Owned
Westlake Corporation	14,122,230	(1)	40.1%
Westlake Chemical Partners GP LLC	—		—
Albert Y. Chao	175,528	(2)	*
James Y. Chao	13,908		*
Jean-Marc Gilson	3,927		*
M. Steven Bender	14,000		*
L. Benjamin Ederington	12,000		*
G. Stephen Finley	27,048		*
Lisa A. Friel	4,722		*
Randy G. Woelfel	23,913		*
All current directors and executive officers as a group (10 persons)	445,354		1.3%

______________________________
* Less than 1% of the outstanding common units.
(1)These common units are held of record by WPT LLC, a wholly-owned subsidiary of Westlake Corporation. Please refer to the following table for information regarding beneficial ownership of shares of common stock of Westlake Corporation.
(2)The amount includes 9,093 common units held in family trusts for the benefit of Mr. Albert Chao and his family members with respect to which Mr. Albert Chao serves as trustee.

The following table sets forth, as of February 21, 2025, the number of shares of common stock of Westlake Corporation beneficially owned by each beneficial owner of more than 5% of the common stock of Westlake Corporation, each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner	Number of Shares of Common Stock of Westlake Beneficially Owned		Percent of Class
TTWF LP and TTWFGP LLC	93,405,554	(2)	72.3%
Albert Y. Chao	1,140,193		*
James Y. Chao	113,139		*
Jean-Marc Gilson	—		*
M. Steven Bender	97,274		*
L. Benjamin Ederington	161,090		*
G. Stephen Finley	—		—
Lisa A. Friel	—		—
Randy G. Woelfel	—		—
All current directors and executive officers as a group (10 persons)	1,586,681		1.2%

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
TTWF LP and TTWFGP LLC 2801 Post Oak Boulevard, Suite 150 Houston, Texas 77056	15,524,099 (1)	44.1%
Energy Income Partners, LLC 10 Wright Street Westport, CT 06880	2,081,811 (2)	5.9%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	5,264,187 (3)	14.9%

______________________________
(1)Based on an Amendment No. 1 to a Schedule 13D filed on February 14, 2024. According to the filing, TTWF LP and TTWFGP LLC had shared voting and dispositive power over 14,122,230 common units held by Westlake Corporation, and TTWFGP LLC had sole voting and dispositive power over 1,401,869 common units. TTWF LP is the holder of record of 92,010,554 shares of common stock of Westlake Corporation and TTWFGP LLC, the general partner of TTWF LP, is the holder of record of 1,395,000 shares of common stock of Westlake Corporation. TTWF LP and TTWF GP LLC may be deemed to share beneficial ownership of the common units of which WPT LLC is the record owner.
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
Equity Compensation Plan Information
Common units authorized for issuance under the Partnership's Long-Term Incentive Plan (as amended and restated, the "LTIP") are summarized in the following table.

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	14,646	$—	1,192,349
Equity compensation plan not approved by security holders	—	N/A	—
Total	14,646	$—	1,192,349

______________________________
(1)The LTIP was adopted by our general partner's board of directors in connection with our initial public offering and amended and restated effective May 8, 2024, following approval by our unitholders. Only phantom unit awards have been granted under the LTIP. There is no weighted-average exercise price associated with these awards.

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
Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors acted "in good faith," and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith. Unless the resolution of a conflict is specifically provided for in the Partnership Agreement, the board of directors or its conflicts committee, as applicable, may consider any factors it determines in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under the Partnership Agreement, all determinations, other actions or failures to act by our general partner, the board of directors or any committee thereof (including the conflicts committee) will be presumed to be "in good faith," and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such determination was not in good faith.
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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution of $0.2750 per unit on all of our outstanding units for four quarters, Westlake would receive an aggregate annual distribution of approximately $15.5 million on its common units. During 2024, we made aggregate distributions of $1.8856 per unit to all of our unitholders, resulting in Westlake receiving approximately $26.6 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2024, we paid approximately $197.6 million for such expenses.

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
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on 12-months' notice. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. Westlake's purchase price for its minimum commitment of ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years. Variable costs not incurred by OpCo due to deficiencies in purchases by Westlake are rebated to Westlake. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. The price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs.
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
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2024 and 2023 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Audit fees (1)	$912,000	$909,500
Audit-related fees	—	—
Tax fees (2)	384,015	396,195
All other fees	—	—
Total	$1,296,015	$1,305,695

______________________________
(1)Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls and quarterly review of our consolidated financial statements in 2024 and 2023 and review of a registration statement filed with the SEC in 2024 and 2023.
(2)Tax fees represent tax services with respect to the preparation of the Partnership's 2023 K-1 and K-3 statements in 2024 and the preparation of the Partnership's 2022 K-1 and K-3 statements in 2023 and tax consulting and compliance services in 2024 and 2023.
Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2024.

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
10.1
Omnibus Agreement among Westlake Management Services, Inc., Westlake Vinyl Corporation, Westlake Chemical Partners GP LLC, Westlake Chemical Partners LP, WPT LLC, Westlake Petrochemicals LLC, Westlake Vinyls, Inc., Westlake Longview Corporation, Westlake Chemical OpCo GP LLC, Westlake Chemical OpCo LP, Westlake PVC Corporation, Westlake Styrene LLC and Westlake Polymers LLC (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

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

10.9.1†
Westlake Chemical Partners LP Long-Term Incentive Plan (as amended and restated effective May 8, 2024) (incorporated by reference to Appendix A to Westlake Chemical Partners LP's Definitive Proxy Statement on Schedule 14A filed on March 18, 2024, File No. 001-36567).

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

10.13.1
First Amendment to Equity Distribution Agreement by and among Westlake Chemical Partners LP, Westlake Chemical Partners GP LLC, UBS Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC and Wells Fargo Securities, LLC dated as of February 28, 2020 (incorporated by reference to Exhibit 10.22 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 28, 2020, File No, 001-36567).

19*	Westlake Chemical Partners LP Insider Trading Policy.

21.1*	List of Subsidiaries of Westlake Chemical Partners LP.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer).

31.2*	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer).

32.1**	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer).

97
Westlake Chemical Partners LP Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 (incorporated by reference to Exhibit 97 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024 (File No. 001-36567).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 5, 2025	/S/ JEAN-MARC GILSON
Jean-Marc Gilson President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEAN-MARC GILSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Jean-Marc Gilson

/S/ M. STEVEN BENDER	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 5, 2025
M. Steven Bender

/S/ JEFFREY A. HOLY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2025
Jeffrey A. Holy

/S/ L. BENJAMIN EDERINGTON	Executive Vice President, Performance and Essential Materials, General Counsel, Chief Administrative Officer and Director	March 5, 2025
L. Benjamin Ederington

/S/ JAMES CHAO	Senior Chairman of the Board of Directors	March 5, 2025
James Chao

/S/ ALBERT CHAO	Executive Chairman of the Board of Directors	March 5, 2025
Albert Chao

/S/ G. STEPHEN FINLEY	Director	March 5, 2025
G. Stephen Finley

/S/ LISA FRIEL	Director	March 5, 2025
Lisa Friel

/S/ RANDY WOELFEL	Director	March 5, 2025
Randy Woelfel