Form 10-Q
period 2025-06-30
Westlake Chemical Partners LP
filed 2025-08-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,238,556 common units outstanding as of July 30, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$36,579	$58,316
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	43,924	134,557
Accounts receivable, net—Westlake	59,919	31,975
Accounts receivable, net—third parties	12,817	11,576
Inventories	3,261	4,058
Prepaid expenses and other current assets	24	444
Total current assets	156,524	240,926
Property, plant and equipment, net	902,062	903,588
Goodwill	5,814	5,814
Deferred charges and other assets, net	242,787	137,628
Total assets	$1,307,187	$1,287,956
LIABILITIES
Current liabilities
Accounts payable—Westlake	$8,572	$20,744
Accounts payable—third parties	28,071	17,708
Accrued and other liabilities	36,263	16,920
Total current liabilities	72,906	55,372
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,581	1,546
Other liabilities	1,861	2,050
Total liabilities	476,022	458,642
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,116,326 and 21,116,326 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	463,109	471,328
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	41,876	47,373
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	262,413	276,129
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	568,752	553,185
Total equity	831,165	829,314
Total liabilities and equity	$1,307,187	$1,287,956
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$269,076	$239,527	$459,857	$474,736
Net co-products, ethylene and other sales—third parties	28,043	44,641	74,891	94,105
Total net sales	297,119	284,168	534,748	568,841
Cost of sales	199,587	182,936	383,135	365,429
Gross profit	97,532	101,232	151,613	203,412
Selling, general and administrative expenses	6,300	7,605	13,774	14,682
Income from operations	91,232	93,627	137,839	188,730
Other income (expense)
Interest expense—Westlake	(5,907)	(6,651)	(11,444)	(13,232)
Other income, net	675	1,257	2,021	2,591
Income before income taxes	86,000	88,233	128,416	178,089
Provision for income taxes	205	207	312	417
Net income	85,795	88,026	128,104	177,672
Less: Net income attributable to noncontrolling interest in OpCo	71,237	73,599	108,598	148,412
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,558	$14,427	$19,506	$29,260
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.41	$0.41	$0.55	$0.83
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,116,326	21,107,299	21,116,326	21,106,602
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2024	$471,328	$47,373	$(242,572)	$553,185	$829,314
Net income	2,965	1,983	—	37,361	42,309
Distribution to unitholders	(9,954)	(6,657)	—	—	(16,611)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(51,906)	(51,906)
Balances at March 31, 2025	$464,339	$42,699	$(242,572)	$538,640	$803,106
Net income	8,724	5,834	—	71,237	85,795
Distribution to unitholders	(9,954)	(6,657)	—	—	(16,611)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(41,125)	(41,125)
Balances at June 30, 2025	$463,109	$41,876	$(242,572)	$568,752	$831,165

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(in thousands of dollars)
Cash flows from operating activities
Net income	$128,104	$177,672
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	59,552	56,309
Loss from disposition of property, plant and equipment	491	1,825
Other losses, net	33	45
Changes in operating assets and liabilities
Accounts receivable—third parties	(1,239)	(8,424)
Net accounts receivable—Westlake	(39,483)	8,537
Inventories	797	(55)
Prepaid expenses and other current assets	420	(502)
Accounts payable—third parties	11,302	1,622
Accrued and other liabilities	17,590	(844)
Deferred charges and other assets and others, net	(122,715)	(9,724)
Net cash provided by operating activities	54,852	226,461
Cash flows from investing activities
Additions to property, plant and equipment	(40,336)	(19,951)
Maturities of investments with Westlake under the Investment Management Agreement	90,000	—
Net cash provided by (used for) investing activities	49,664	(19,951)
Cash flows from financing activities
Proceeds from debt payable to Westlake	95,000	108,000
Repayment of debt payable to Westlake	(95,000)	(108,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(93,031)	(165,916)
Distributions to unitholders	(33,222)	(33,214)
Net cash used for financing activities	(126,253)	(199,130)
Net increase (decrease) in cash and cash equivalents	(21,737)	7,380
Cash and cash equivalents at beginning of period	58,316	58,619
Cash and cash equivalents at end of period	$36,579	$65,999
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024 and the changes in its cash position for the six months ended June 30, 2025 and 2024.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	June 30, 2025	December 31, 2024
Trade customers	$12,996	$11,757
Allowance for credit losses	(179)	(181)
Accounts receivable, net—third parties	$12,817	$11,576
3. Inventories
Inventories consist of the following:

	June 30, 2025	December 31, 2024
Finished products	$2,743	$3,748
Feedstock, additives and chemicals	518	310
Inventories	$3,261	$4,058

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,587 and $21,830 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense on property, plant and equipment of $42,423 and $43,367 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $10,897 and $6,485 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively. Amortization expense on deferred charges and other assets of $17,129 and $12,942 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On July 30, 2025, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2025 of $0.4714 per common unit. This distribution is payable on August 27, 2025 to unitholders of record as of August 12, 2025.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to the Partnership	$14,558	$14,427	$19,506	$29,260
Less:
Limited partners' distribution declared on common units	16,612	16,608	33,223	33,215
Distribution in excess of net income	$(2,054)	$(2,181)	$(13,717)	$(3,955)
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

	Three Months Ended June 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,612	$—	$16,612
Distribution in excess of net income	(2,054)	—	(2,054)
Net income	$14,558	$—	$14,558
Weighted average units outstanding:
Basic and diluted	35,238,556		35,238,556
Net income per limited partner unit:
Basic and diluted	$0.41

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,608	$—	$16,608
Distribution in excess of net income	(2,181)	—	(2,181)
Net income	$14,427	$—	$14,427
Weighted average units outstanding:
Basic and diluted	35,229,529		35,229,529
Net income per limited partner unit:
Basic and diluted	$0.41

	Six Months Ended June 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,223	$—	$33,223
Distribution in excess of net income	(13,717)	—	(13,717)
Net income	$19,506	$—	$19,506
Weighted average units outstanding:
Basic and diluted	35,238,556		35,238,556
Net income per limited partner unit:
Basic and diluted	$0.55

	Six Months Ended June 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,215	$—	$33,215
Distribution in excess of net income	(3,955)	—	(3,955)
Net income	$29,260	$—	$29,260
Weighted average units outstanding:
Basic and diluted	35,228,832		35,228,832
Net income per limited partner unit:
Basic and diluted	$0.83
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership's distribution for the three months ended June 30, 2025 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions per common unit	$0.4714	$0.4714	$0.9428	$0.9428
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of June 30, 2025.
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
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales—Westlake	$269,076	$239,527	$459,857	$474,736
As of June 30, 2025, OpCo forecasted an annual production deficiency under the Ethylene Sales Agreement for the full year 2025 primarily due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. As a result, the Partnership recognized buyer deficiency fees of $13,613 during the three and six months ended June 30, 2025. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency. The buyer deficiency fees are classified as a component of net sales—Westlake.

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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Feedstock purchased from Westlake and included in cost of sales	$90,567	$77,007	$176,066	$155,544
Other charges from Westlake and included in cost of sales	33,729	29,598	65,206	61,666
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services received from Westlake and included in selling, general and administrative expenses	$5,276	$7,076	$11,707	$13,175
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake, which were capitalized as assets, relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Goods and services purchased from Westlake and capitalized as assets	$1,053	$437	$6,481	$849
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $752 and $1,385 was included in the receivable under the Investment Management Agreement balance at June 30, 2025 and December 31, 2024, respectively. Total interest earned related to the Investment Management Agreement was $752 and $1,306 for the three months ended June 30, 2025 and 2024, respectively, and $2,109 and $2,611 for the six months ended June 30, 2025 and 2024, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2025	December 31, 2024
Receivable under the Investment Management Agreement	$43,924	$134,557

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
The buyer deficiency fees discussed above under "Sales to Related Parties" recognized in the six months ended June 30, 2025 are scheduled to be received by the Partnership after December 31, 2025.
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
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2025	December 31, 2024
Accounts receivable—Westlake	$59,919	$31,975
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	June 30, 2025	December 31, 2024
Accounts payable—Westlake	$8,572	$20,744
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $440 and $430 for the three months ended June 30, 2025 and 2024, respectively, and $778 and $855 for the six months ended June 30, 2025 and 2024 respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended June 30, 2025 and 2024 was $5,907 and $6,651, respectively. Interest on related party debt payable balances, net of capitalized interest, for the six months ended June 30, 2025 and 2024 was $11,444 and $13,232, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At June 30, 2025 and December 31, 2024, accrued interest on related party debt was $5,907 and $5,848, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
Debt payable to related parties was as follows:

	June 30, 2025	December 31, 2024
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2025 and 2024, Westlake accounted for approximately 90.6% and 84.3%, respectively, of the Partnership's net sales. During the six months ended June 30, 2025 and 2024, Westlake accounted for approximately 86.0% and 83.5%, respectively, of the Partnership's net sales.
9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	June 30, 2025	December 31, 2024
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of June 30, 2025, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 6.1% and 6.4% at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2025 and December 31, 2024 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$409,171	$399,674	$411,489

11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $36,263 and $16,920 at June 30, 2025 and December 31, 2024, respectively. Accrued taxes, accrued maintenance expense, accrued turnaround costs, accrued capital expenditures and accrued interest on related party debt, which are components of accrued and other liabilities, were $5,696, $4,002, $12,031, $4,303 and $5,907, respectively, at June 30, 2025 and $2,415, $1,458, $933, $2,102 and $5,848, respectively, at December 31, 2024. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $10,915 and $4,640 at June 30, 2025 and 2024, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $11,386 and $13,228 for the six months ended June 30, 2025 and 2024, respectively.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $173 and $616 for the six months ended June 30, 2025 and 2024, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
12. Commitments and Contingencies
The Partnership is subject to environmental laws and regulations that can impose civil and criminal sanctions and that may require the Partnership to mitigate the effects of contamination caused by the release or disposal of hazardous substances into the environment. These laws include the federal Clean Air Act, the federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Toxic Substances Control Act and various other federal, state and local laws and regulations. Under CERCLA, an owner or operator of property may be held strictly liable for remediating contamination without regard to whether that person caused the contamination, and without regard to whether the practices that resulted in the contamination were legal at the time they occurred. Because the Partnership's production sites have a history of industrial use, it is impossible to predict precisely what effect these legal requirements will have on the Partnership. Pursuant to the Omnibus Agreement, certain subsidiaries of Westlake will indemnify the Partnership for certain environmental and other liabilities that occurred or existed prior to August 4, 2014. Pursuant to the Services and Secondment Agreement, certain subsidiaries of Westlake will indemnify the Partnership for certain liabilities incurred in connection with the performance of Westlake's services under such agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$167,103	$154,621	$323,583	$309,120
Depreciation and amortization	32,484	28,315	59,552	56,309
Total cost of sales	199,587	182,936	383,135	365,429
Selling, general and administrative expenses	5,402	6,594	12,074	12,646
Other segment items (1)	(117)	(669)	(1,088)	(1,419)

Interest expense—Westlake
OpCo	$353	$381	$621	$755
Corporate	5,554	6,270	10,823	12,477
	$5,907	$6,651	$11,444	$13,232

Net income
OpCo	$92,247	$95,307	$140,627	$192,185

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)
A reconciliation of total segment net income to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from OpCo	$92,247	$95,307	$140,627	$192,185
Corporate net loss	(6,452)	(7,281)	(12,523)	(14,513)
Net income	$85,795	$88,026	$128,104	$177,672

	June 30, 2025	December 31, 2024
Total assets
OpCo	$1,275,556	$1,238,420
Corporate	31,631	49,536
	$1,307,187	$1,287,956
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
Neither we nor OpCo has any employees. OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which Westlake provides OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement. Pursuant to the terms of the Services and Secondment Agreement, OpCo and Westlake have agreed to negotiate in good faith to reach agreement upon terms for the renewal of the agreement prior to the expiration of the initial term in August 2026.
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
Recent Development
Petro 1 Turnaround
In January 2025, we commenced our planned maintenance turnaround of the Petro 1 production facility. The turnaround concluded in April 2025.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands of dollars)
Revenue
Net sales—Westlake	$269,076	$239,527	$459,857	$474,736
Net co-products, ethylene and other sales—third parties	28,043	44,641	74,891	94,105
Total net sales	297,119	284,168	534,748	568,841
Cost of sales	199,587	182,936	383,135	365,429
Gross profit	97,532	101,232	151,613	203,412
Selling, general and administrative expenses	6,300	7,605	13,774	14,682
Income from operations	91,232	93,627	137,839	188,730
Other income (expense)
Interest expense—Westlake	(5,907)	(6,651)	(11,444)	(13,232)
Other income, net	675	1,257	2,021	2,591
Income before income taxes	86,000	88,233	128,416	178,089
Provision for income taxes	205	207	312	417
Net income	85,795	88,026	128,104	177,672
Less: Net income attributable to noncontrolling interest in OpCo	71,237	73,599	108,598	148,412
Net income attributable to Westlake Chemical Partners LP	$14,558	$14,427	$19,506	$29,260
MLP distributable cash flow (1)	$15,007	$17,135	$19,721	$34,027
EBITDA (2)	$124,391	$123,199	$199,412	$247,630
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	+9.1%	-9.3%	+10.0%	-18.4%

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+80.2%	+68.4%
Feedstock (Ethane)	+25.2%	+33.6%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands of dollars)
Net cash provided by operating activities	$9,071	$121,896	$54,852	$226,461
Loss from disposition of property, plant and equipment	(388)	(1,554)	(491)	(1,825)
Changes in operating assets and liabilities and other	77,112	(32,316)	73,743	(46,964)
Net income	85,795	88,026	128,104	177,672
Add:
Depreciation, amortization and disposition of property, plant and equipment	32,872	29,869	60,043	58,134
Less:
Contribution to turnaround reserves	(10,396)	(8,672)	(18,018)	(20,148)
Maintenance capital expenditures	(20,506)	(9,306)	(41,083)	(17,055)
Distributable cash flow attributable to noncontrolling interest in OpCo	(72,758)	(82,782)	(109,325)	(164,576)
MLP distributable cash flow	$15,007	$17,135	$19,721	$34,027
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands of dollars)
Net cash provided by operating activities	$9,071	$121,896	$54,852	$226,461
Loss from disposition of property, plant and equipment	(388)	(1,554)	(491)	(1,825)
Changes in operating assets and liabilities and other	77,112	(32,316)	73,743	(46,964)
Net income	85,795	88,026	128,104	177,672
Less:
Other income, net	675	1,257	2,021	2,591
Interest expense—Westlake	(5,907)	(6,651)	(11,444)	(13,232)
Provision for income taxes	(205)	(207)	(312)	(417)
Income from operations	91,232	93,627	137,839	188,730
Add:
Depreciation and amortization	32,484	28,315	59,552	56,309
Other income, net	675	1,257	2,021	2,591
EBITDA	$124,391	$123,199	$199,412	$247,630

Summary
For the quarter ended June 30, 2025, net income was $85.8 million on net sales of $297.1 million. This represents a decrease in net income of $2.2 million as compared to net income of $88.0 million on net sales of $284.2 million for the quarter ended June 30, 2024. Net income attributable to the Partnership for the second quarter of 2025 was $14.6 million as compared to $14.4 million for the second quarter of 2024, an increase of $0.2 million. Income from operations was $91.2 million for the second quarter of 2025 as compared to $93.6 million for the second quarter of 2024, a decrease of $2.4 million. Net sales for the second quarter of 2025 increased by $12.9 million as compared to the second quarter of 2024 primarily due to higher ethylene sales prices to Westlake, partially offset by lower ethylene and co-products sales volumes to Westlake and third parties primarily as a result of lower production volumes attributable to the Petro 1 turnaround, which concluded in April 2025. Net sales for the second quarter of 2025 also included a buyer deficiency fee of $13.6 million recognized as a result of a forecasted annual production deficiency due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. Income from operations and net income for the second quarter of 2025 as compared to the second quarter of 2024 were lower due to higher ethane feedstock and natural gas costs in the second quarter of 2025 compared to the second quarter of 2024. Despite lower net income, net income attributable to the Partnership for the second quarter of 2025 as compared to the second quarter of 2024 increased due to lower interest expense.
For the six months ended June 30, 2025, net income was $128.1 million on net sales of $534.7 million. This represents a decrease in net income of $49.6 million as compared to net income of $177.7 million on net sales of $568.8 million for the six months ended June 30, 2024. Net income attributable to the Partnership for the six months ended June 30, 2025 was $19.5 million as compared to $29.3 million for the six months ended June 30, 2024, a decrease of $9.8 million. Income from operations was $137.8 million for the six months ended June 30, 2025 as compared to $188.7 million for the six months ended June 30, 2024, a decrease of $50.9 million. Net sales for the six months ended June 30, 2025 decreased by $34.1 million as compared to net sales for the six months ended June 30, 2024, mainly due to lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround, partially offset by higher ethylene sales prices to Westlake and third parties as well as a buyer deficiency fee of $13.6 million recognized during the six months ended June 30, 2025 as a result of a forecasted annual production deficiency due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. Income from operations, net income and net income attributable to the Partnership for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were lower primarily due to the lower net sales and higher ethane feedstock and natural gas costs during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
RESULTS OF OPERATIONS
Second Quarter 2025 Compared with Second Quarter 2024
Net Sales. Net sales increased by $12.9 million, or 4.5%, to $297.1 million in the second quarter of 2025 from $284.2 million in the second quarter of 2024. The increase in net sales in the second quarter of 2025 was primarily due to higher ethylene sales prices to Westlake and the buyer deficiency fee of $13.6 million recognized during the second quarter of 2025, partially offset by lower sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround. Higher average sales prices in the second quarter of 2025 contributed to a 9.1% increase in net sales compared to the second quarter of 2024. Lower sales volumes in the second quarter of 2025 contributed to a 9.3% decrease in net sales compared to the second quarter of 2024.
Gross Profit. Gross profit decreased to $97.5 million in the second quarter of 2025 from $101.2 million in the second quarter of 2024. Gross profit margin in the second quarter of 2025 was 32.8%, as compared to 35.6% in the second quarter of 2024. The lower gross profit margin was primarily due to higher ethane feedstock and natural gas costs in the second quarter of 2025 compared to the second quarter of 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.3 million, or 17.1%, to $6.3 million in the second quarter of 2025 as compared to $7.6 million in the second quarter of 2024. The decrease was mainly attributable to lower service costs in the second quarter of 2025 as compared to the second quarter of 2024.
Interest Expense—Westlake. Interest expense of $5.9 million in the second quarter of 2025 decreased from $6.7 million in the second quarter of 2024 mainly due to lower interest rates on the outstanding debt in the second quarter of 2025 as compared to the second quarter of 2024.
Other Income, net. Other income, net decreased to $0.7 million in the second quarter of 2025 from $1.3 million in the second quarter of 2024, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the second quarter of 2025 as compared to the second quarter of 2024.

MLP Distributable Cash Flow. MLP distributable cash flow decreased by $2.1 million to $15.0 million in the second quarter of 2025 from $17.1 million in the second quarter of 2024. The decrease in the second quarter of 2025, as compared to the prior-year period, was primarily attributable to higher maintenance capital expenditures due to the Petro 1 turnaround.
EBITDA. EBITDA increased by $1.2 million to $124.4 million in the second quarter of 2025 from $123.2 million in the second quarter of 2024. The increase was primarily due to higher ethylene sales prices to Westlake and the buyer deficiency fee recognized in the second quarter of 2025 compared to the second quarter of 2024, partially offset by lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround and higher ethane feedstock and natural gas costs.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Net Sales. Net sales decreased by $34.1 million, or 6.0%, to $534.7 million in the six months ended June 30, 2025 from $568.8 million in the six months ended June 30, 2024. The decrease in net sales in the six months ended June 30, 2025 was primarily due to lower sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround, partially offset by higher ethylene sales prices to Westlake and the buyer deficiency fee of $13.6 million recognized during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The higher average sales prices in the six months ended June 30, 2025 contributed to a 10.0% increase in net sales compared to the six months ended June 30, 2024. The lower sales volumes in the six months ended June 30, 2025 contributed to an 18.4% decrease in net sales as compared to the six months ended June 30, 2024.
Gross Profit. Gross profit decreased to $151.6 million in the six months ended June 30, 2025 from $203.4 million in the six months ended June 30, 2024. Gross profit margin in the six months ended June 30, 2025 was 28.4%, as compared to 35.8% for the six months ended June 30, 2024. The decrease in gross profit margin was primarily due to higher ethane feedstock and natural gas costs in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.9 million, or 6.1%, to $13.8 million in the six months ended June 30, 2025 as compared to $14.7 million in the six months ended June 30, 2024. The decrease was mainly attributable to lower service costs in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Interest Expense—Westlake. Interest expense of $11.4 million in the six months ended June 30, 2025 decreased by $1.8 million as compared to interest expense of $13.2 million in the six months ended June 30, 2024. The decrease was primarily attributable to lower interest rates on the outstanding debt in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other Income, net. Other income, net decreased by $0.6 million to $2.0 million in the six months ended June 30, 2025 from $2.6 million in the six months ended June 30, 2024, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $14.3 million to $19.7 million in the six months ended June 30, 2025 from $34.0 million in the six months ended June 30, 2024. The decrease in the six months ended June 30, 2025, as compared to the prior-year period, was primarily attributable to decreased earnings at OpCo and higher maintenance capital expenditures due to the Petro 1 turnaround.
EBITDA. EBITDA decreased by $48.2 million to $199.4 million in the six months ended June 30, 2025 from $247.6 million in the six months ended June 30, 2024. The decrease was primarily due to higher ethane feedstock and natural gas costs and lower sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, partially offset by higher ethylene sales prices to Westlake and the buyer deficiency fee recognized during the six months ended June 30, 2025.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Operating Activities
Operating activities provided cash of $54.9 million in the first six months of 2025 compared to cash provided by operating activities of $226.5 million in the first six months of 2024. The $171.6 million decrease in cash flows from operating activities was mainly due to cash used in connection with the Petro 1 turnaround and lower income from operations in the first six months of 2025 as compared to the first six months of 2024 as well as a decrease in cash provided by working capital. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, used cash of $10.6 million in the first six months of 2025 as compared to $0.3 million of cash provided in the first six months of 2024, resulting in an overall unfavorable change of $10.9 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in net accounts receivable—Westlake due to the buyer deficiency recognized in the first six months of 2025 and lower receivables with Westlake outstanding as of the fourth quarter of 2024 due to sales of excess quantities of ethylene at a lower sales price. This unfavorable change was partially offset by favorable changes in accounts payable—third parties and accrued and other liabilities due to the impact of the Petro 1 turnaround activities and the timing of payments in the first six months of 2025.
Investing Activities
Net cash provided by investing activities in the first six months of 2025 was $49.7 million as compared to net cash used for investing activities of $20.0 million in the first six months of 2024, resulting in an overall favorable change of $69.7 million in investing cash flows. During the first six months of 2025, there were maturities of investments with Westlake of $90.0 million under the Investment Management Agreement, whereas during the first six months of 2024, there were no investing activities under the Investment Management Agreement. Capital expenditures increased to $40.3 million in the first six months of 2025 as compared to $20.0 million in the first six months of 2024 due to the Petro 1 turnaround. Capital expenditures in the first six months of 2025 and 2024 were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first six months of 2025 was $126.3 million as compared to net cash used for financing activities of $199.1 million in the first six months of 2024. The cash outflows in the first six months of 2025 were related to distributions of $93.0 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership. The cash outflows in the first six months of 2024 were related to distributions of $165.9 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2025.
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
On July 30, 2025, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per common unit payable on August 27, 2025 to unitholders of record as of August 12, 2025, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.4 million per year in aggregate, based on the number of common units outstanding on June 30, 2025. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the six months ended June 30, 2025 and 2024. Total capital expenditures for the six months ended June 30, 2025 and 2024 were $40.3 million and $20.0 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2025, our cash and cash equivalents totaled $36.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $43.9 million of cash invested under the Investment Management Agreement at June 30, 2025.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of June 30, 2025, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2025, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
•turnaround activities (such as the Petro 1 turnaround) and the variability of OpCo's cash flow;
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
•actions taken by Westlake, including the renewal or renegotiation of, or determinations made pursuant to, our contractual arrangements with Westlake;
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
•access to capital markets;
•terrorist acts;
•operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, delays in turnaround activities, labor difficulties, transportation interruptions, spills and releases and other environmental risks);
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at June 30, 2025.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2025, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of June 30, 2025 was 6.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the June 30, 2025 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the Omnibus Agreement, certain subsidiaries of Westlake Corporation ("Westlake") have agreed to indemnify the Partnership for certain environmental and other liabilities relating to OpCo's processing facilities and related assets that occurred or existed prior to August 4, 2014. Pursuant to the Services and Secondment Agreement, certain subsidiaries of Westlake have agreed to indemnify the Partnership for certain liabilities incurred in connection with the performance of Westlake's services under such agreement.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2025, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 6, 2025	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 6, 2025	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)