Form 10-Q
period 2025-09-30
Westlake Chemical Partners LP
filed 2025-10-31
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The registrant had 35,245,879 common units outstanding as of October 24, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$37,936	$58,316
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	13,396	134,557
Accounts receivable, net—Westlake	59,665	31,975
Accounts receivable, net—third parties	16,141	11,576
Inventories	3,078	4,058
Prepaid expenses and other current assets	641	444
Total current assets	130,857	240,926
Property, plant and equipment, net	902,813	903,588
Goodwill	5,814	5,814
Deferred charges and other assets, net	232,129	137,628
Total assets	$1,271,613	$1,287,956
LIABILITIES
Current liabilities
Accounts payable—Westlake	$8,741	$20,744
Accounts payable—third parties	14,349	17,708
Accrued and other liabilities	32,036	16,920
Total current liabilities	55,126	55,372
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,518	1,546
Other liabilities	1,984	2,050
Total liabilities	458,302	458,642
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,123,649 and 21,116,326 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	462,093	471,328
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	41,091	47,373
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	260,612	276,129
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	552,699	553,185
Total equity	813,311	829,314
Total liabilities and equity	$1,271,613	$1,287,956
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$276,539	$215,799	$736,396	$690,535
Net co-products, ethylene and other sales—third parties	32,359	61,196	107,250	155,301
Total net sales	308,898	276,995	843,646	845,836
Cost of sales	209,475	160,052	592,610	525,481
Gross profit	99,423	116,943	251,036	320,355
Selling, general and administrative expenses	7,444	7,254	21,218	21,936
Income from operations	91,979	109,689	229,818	298,419
Other income (expense)
Interest expense—Westlake	(5,947)	(6,698)	(17,391)	(19,930)
Other income, net	224	1,325	2,245	3,916
Income before income taxes	86,256	104,316	214,672	282,405
Provision for income taxes	42	216	354	633
Net income	86,214	104,100	214,318	281,772
Less: Net income attributable to noncontrolling interest in OpCo	71,561	85,964	180,159	234,376
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,653	$18,136	$34,159	$47,396
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.42	$0.51	$0.97	$1.35
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,120,704	21,112,943	21,117,801	21,108,731
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2024	$471,328	$47,373	$(242,572)	$553,185	$829,314
Net income	2,965	1,983	—	37,361	42,309
Distribution to unitholders	(9,954)	(6,657)	—	—	(16,611)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(51,906)	(51,906)
Balances at March 31, 2025	$464,339	$42,699	$(242,572)	$538,640	$803,106
Net income	8,724	5,834	—	71,237	85,795
Distribution to unitholders	(9,954)	(6,657)	—	—	(16,611)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(41,125)	(41,125)
Balances at June 30, 2025	$463,109	$41,876	$(242,572)	$568,752	$831,165
Net income	8,781	5,872	—	71,561	86,214
Units issued for vested phantom units	161	—	—	—	161
Distribution to unitholders	(9,958)	(6,657)	—	—	(16,615)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(87,614)	(87,614)
Balances at September 30, 2025	$462,093	$41,091	$(242,572)	$552,699	$813,311

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in thousands of dollars)
Cash flows from operating activities
Net income	$214,318	$281,772
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,424	84,421
Loss from disposition of property, plant and equipment	2,279	2,241
Other losses (gains), net	92	(14)
Changes in operating assets and liabilities
Accounts receivable—third parties	(4,685)	(3,859)
Net accounts receivable—Westlake	(38,532)	6,933
Inventories	980	681
Prepaid expenses and other current assets	(197)	(225)
Accounts payable—third parties	(508)	(373)
Accrued and other liabilities	16,736	(1,927)
Deferred charges and other assets and others, net	(123,817)	(17,118)
Net cash provided by operating activities	160,090	352,532
Cash flows from investing activities
Additions to property, plant and equipment	(69,988)	(35,497)
Investments with Westlake under the Investment Management Agreement	—	(15,000)
Maturities of investments with Westlake under the Investment Management Agreement	120,000	—
Net cash provided by (used for) investing activities	50,012	(50,497)
Cash flows from financing activities
Proceeds from debt payable to Westlake	135,000	163,000
Repayment of debt payable to Westlake	(135,000)	(163,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(180,645)	(250,622)
Distributions to unitholders	(49,837)	(49,824)
Net cash used for financing activities	(230,482)	(300,446)
Net increase (decrease) in cash and cash equivalents	(20,380)	1,589
Cash and cash equivalents at beginning of period	58,316	58,619
Cash and cash equivalents at end of period	$37,936	$60,208
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024 and the changes in its cash position for the nine months ended September 30, 2025 and 2024.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Recently Issued Accounting Pronouncements
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU No. 2025-05)
In July 2025, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to add a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Partnership does not expect that this accounting standard, upon adoption, will have a material impact on the Partnership's consolidated financial statements.
Disaggregation of Income Statement Expenses (ASU No. 2024-03)
In November 2024, the FASB issued an accounting standards update requiring public entities to disclose, on an annual and interim basis, detailed information about the types of expenses in relevant expense captions presented on the face of the income statement, including amounts for inventory purchases, employee compensation, depreciation and amortization of intangible assets and a qualitative description for remaining amounts not separately disaggregated. Additionally, the update requires disclosure of total selling expenses, and in annual periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and are to be applied either prospectively or retrospectively. Early adoption is permitted. The Partnership is currently evaluating the impact of the update on the disclosures in the Partnership's consolidated financial statements.
Income Taxes (ASU No. 2023-09)
In December 2023, the FASB issued an accounting standards update requiring additional tax disclosures primarily related to the rate reconciliation and income taxes paid disclosures. The amendments in this update will be effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis. Retrospective application is also permitted. The update is not expected to have a material impact on the disclosures in the Partnership's consolidated financial statements.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	September 30, 2025	December 31, 2024
Trade customers	$16,442	$11,757
Allowance for credit losses	(301)	(181)
Accounts receivable, net—third parties	$16,141	$11,576

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

3. Inventories
Inventories consist of the following:

	September 30, 2025	December 31, 2024
Finished products	$2,609	$3,748
Feedstock, additives and chemicals	469	310
Inventories	$3,078	$4,058
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $21,966 and $21,626 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense on property, plant and equipment of $64,389 and $64,993 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $11,906 and $6,486 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. Amortization expense on deferred charges and other assets of $29,035 and $19,428 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On October 28, 2025, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2025 of 0.4714 per common unit. This distribution is payable on November 26, 2025 to unitholders of record as of November 10, 2025.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to the Partnership	$14,653	$18,136	$34,159	$47,396
Less:
Limited partners' distribution declared on common units	16,615	16,611	49,838	49,826
Net income in excess of distribution (Distribution in excess of net income)	$(1,962)	$1,525	$(15,679)	$(2,430)
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,615	$—	$16,615
Distribution in excess of net income	(1,962)	—	(1,962)
Net income	$14,653	$—	$14,653
Weighted average units outstanding:
Basic and diluted	35,242,934		35,242,934
Net income per limited partner unit:
Basic and diluted	$0.42

	Three Months Ended September 30, 2024
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,611	$—	$16,611
Net income in excess of distribution	1,525	—	1,525
Net income	$18,136	$—	$18,136
Weighted average units outstanding:
Basic and diluted	35,235,173		35,235,173
Net income per limited partner unit:
Basic and diluted	$0.51

	Nine Months Ended September 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,838	$—	$49,838
Distribution in excess of net income	(15,679)	—	(15,679)
Net income	$34,159	$—	$34,159
Weighted average units outstanding:
Basic and diluted	35,240,031		35,240,031
Net income per limited partner unit:
Basic and diluted	$0.97

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
The Partnership's distribution for the three months ended September 30, 2025 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions per common unit	$0.4714	$0.4714	$1.4142	$1.4142
7. Partners' Equity
On October 4, 2018, the Partnership and Westlake Chemical Partners GP LLC, the general partner of the Partnership, entered into an Equity Distribution Agreement with UBS Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC to offer and sell the Partnership's common units, from time to time, up to an aggregate offering amount of $50,000. The Equity Distribution Agreement was amended on February 28, 2020 to reference a new shelf registration and subsequent renewals thereof for utilization under this agreement. No common units were issued under this program as of September 30, 2025.
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
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales—Westlake	$276,539	$215,799	$736,396	$690,535
As of September 30, 2025, OpCo forecasted an annual production deficiency under the Ethylene Sales Agreement for the full year 2025 primarily due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. As a result, the Partnership recognized buyer deficiency fees of $13,613 in the second quarter of 2025. The total buyer deficiency fees recognized by the Partnership during the nine months ended September 30, 2025 was $13,613. The buyer deficiency fee is measured based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency. The buyer deficiency fees are classified as a component of net sales—Westlake.
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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Feedstock purchased from Westlake and included in cost of sales	$95,110	$65,053	$271,176	$220,597
Other charges from Westlake and included in cost of sales	33,952	31,274	99,158	92,940
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Services received from Westlake and included in selling, general and administrative expenses	$6,691	$6,618	$18,398	$19,793

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
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Goods and services purchased from Westlake and capitalized as assets	$462	$795	$6,943	$1,644
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $224 and $1,385 was included in the receivable under the Investment Management Agreement balance at September 30, 2025 and December 31, 2024, respectively. Total interest earned related to the Investment Management Agreement was $224 and $1,368 for the three months ended September 30, 2025 and 2024, respectively, and $2,333 and $3,979 for the nine months ended September 30, 2025 and 2024, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2025	December 31, 2024
Receivable under the Investment Management Agreement	$13,396	$134,557
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any buyer deficiency fee and shortfall fee recognized under the Ethylene Sales Agreement.
The buyer deficiency fees discussed above under "Sales to Related Parties" recognized in the nine months ended September 30, 2025 are scheduled to be received by the Partnership after December 31, 2025.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2025	December 31, 2024
Accounts receivable—Westlake	$59,665	$31,975
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	September 30, 2025	December 31, 2024
Accounts payable—Westlake	$8,741	$20,744
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $468 and $471 for the three months ended September 30, 2025 and 2024, respectively, and $1,246 and $1,326 for the nine months ended September 30, 2025 and 2024 respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended September 30, 2025 and 2024 was $5,947 and $6,698, respectively. Interest on related party debt payable balances, net of capitalized interest, for the nine months ended September 30, 2025 and 2024 was $17,391 and $19,930, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2025 and December 31, 2024, accrued interest on related party debt was $5,945 and $5,848, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	September 30, 2025	December 31, 2024
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2025 and 2024, Westlake accounted for approximately 89.5% and 77.9%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2025 and 2024, Westlake accounted for approximately 87.3% and 81.6%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-Term Debt Payable to Westlake
Long-term debt payable to Westlake consists of the following:

	September 30, 2025	December 31, 2024
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of September 30, 2025, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 6.1% and 6.4% at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2025 and December 31, 2024 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$409,299	$399,674	$411,489

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $32,036 and $16,920 at September 30, 2025 and December 31, 2024, respectively. Accrued taxes, accrued turnaround costs and accrued interest on related party debt, which are components of accrued and other liabilities, were $6,177, $12,649 and $5,945, respectively, at September 30, 2025 and $2,415, $933 and $5,848, respectively, at December 31, 2024. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $5,768 and $7,376 at September 30, 2025 and 2024, respectively.
Interest Paid
Interest paid by the Partnership, net of interest capitalized, was $17,292 and $19,852 for the nine months ended September 30, 2025 and 2024, respectively.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $920 and $758 for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$175,603	$131,940	$499,186	$441,060
Depreciation and amortization	33,872	28,112	93,424	84,421
Total cost of sales	209,475	160,052	592,610	525,481
Selling, general and administrative expenses	6,579	6,372	18,653	19,018
Other segment items (1)	175	(749)	(913)	(2,168)

Interest expense—Westlake
OpCo	$357	$360	$978	$1,115
Corporate	5,590	6,338	16,413	18,815
	$5,947	$6,698	$17,391	$19,930

Net income
OpCo	$92,669	$111,320	$233,296	$303,505
A reconciliation of total segment net income to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income from OpCo	$92,669	$111,320	$233,296	$303,505
Corporate net loss	(6,455)	(7,220)	(18,978)	(21,733)
Net income	$86,214	$104,100	$214,318	$281,772

	September 30, 2025	December 31, 2024
Total assets
OpCo	$1,237,368	$1,238,420
Corporate	34,245	49,536
	$1,271,613	$1,287,956
_____________________________
(1)Other segment items includes interest expense—Westlake, other income, net and provision for income taxes.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

14. Subsequent Events
On October 28, 2025, OpCo and Westlake agreed to renew both the Ethylene Sales Agreement and the Feedstock Supply Agreement through December 31, 2027 in accordance with their respective terms (the "Renewal"), which each provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
In connection with the Renewal, on October 28, 2025, OpCo and certain affiliates of Westlake entered into an amendment to the Services and Secondment Agreement to align the date of expiration of such agreement with the date of expiration term of the Ethylene Sales Agreement. In addition, the Partnership, OpCo and certain affiliates of Westlake also entered into an amendment to the Omnibus Agreement to provide that the Omnibus Agreement would terminate upon termination of the Ethylene Sales Agreement. The amendment also addressed certain procedural requirements in connection with Westlake's obligation to indemnify the Partnership for certain matters, including, among others, environmental and tax matters, under the Omnibus Agreement.

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
Neither we nor OpCo has any employees. OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which Westlake provides OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement. The Services and Secondment Agreement, as amended, provides for an initial term through December 31, 2026 and, subject to the simultaneous renewal of the Ethylene Sales Agreement, automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
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
Recent Developments
Renewal of the Ethylene Sales Agreement and Feedstock Supply Agreement
On October 28, 2025, OpCo and Westlake agreed to renew both the Ethylene Sales Agreement and the Feedstock Supply Agreement through December 31, 2027 in accordance with their respective terms (the "Renewal"), which each provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
Amendments to the Services and Secondment Agreement and Omnibus Agreement
In connection with the Renewal, on October 28, 2025, OpCo and certain affiliates of Westlake entered into an amendment to the Services and Secondment Agreement to align the date of expiration of such agreement with the date of expiration of the Ethylene Sales Agreement. In addition, the Partnership, OpCo and certain affiliates of Westlake also entered into an amendment to the Omnibus Agreement to provide that the Omnibus Agreement would terminate upon termination of the Ethylene Sales Agreement. The amendment also addressed certain procedural requirements in connection with Westlake's obligation to indemnify the Partnership for certain matters, including, among others, environmental and tax matters, under the Omnibus Agreement.
Please refer to the 2024 Form 10-K and Note 8 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for additional discussions related to these agreements.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands of dollars)
Revenue
Net sales—Westlake	$276,539	$215,799	$736,396	$690,535
Net co-products, ethylene and other sales—third parties	32,359	61,196	107,250	155,301
Total net sales	308,898	276,995	843,646	845,836
Cost of sales	209,475	160,052	592,610	525,481
Gross profit	99,423	116,943	251,036	320,355
Selling, general and administrative expenses	7,444	7,254	21,218	21,936
Income from operations	91,979	109,689	229,818	298,419
Other income (expense)
Interest expense—Westlake	(5,947)	(6,698)	(17,391)	(19,930)
Other income, net	224	1,325	2,245	3,916
Income before income taxes	86,256	104,316	214,672	282,405
Provision for income taxes	42	216	354	633
Net income	86,214	104,100	214,318	281,772
Less: Net income attributable to noncontrolling interest in OpCo	71,561	85,964	180,159	234,376
Net income attributable to Westlake Chemical Partners LP	$14,653	$18,136	$34,159	$47,396
MLP distributable cash flow (1)	$14,886	$17,879	$34,607	$51,906
EBITDA (2)	$126,075	$139,126	$325,487	$386,756
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	+12.0%	-0.5%	+10.1%	-11.9%

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+45.2%	+60.6%
Feedstock (Ethane)	+47.4%	+37.6%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands of dollars)
Net cash provided by operating activities	$105,238	$126,071	$160,090	$352,532
Loss from disposition of property, plant and equipment	(1,788)	(416)	(2,279)	(2,241)
Changes in operating assets and liabilities and other	(17,236)	(21,555)	56,507	(68,519)
Net income	86,214	104,100	214,318	281,772
Add:
Depreciation, amortization and disposition of property, plant and equipment	35,660	28,528	95,703	86,662
Less:
Contribution to turnaround reserves	(10,486)	(11,903)	(28,504)	(32,051)
Maintenance capital expenditures	(24,150)	(17,753)	(65,233)	(34,808)
Distributable cash flow attributable to noncontrolling interest in OpCo	(72,352)	(85,093)	(181,677)	(249,669)
MLP distributable cash flow	$14,886	$17,879	$34,607	$51,906
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands of dollars)
Net cash provided by operating activities	$105,238	$126,071	$160,090	$352,532
Loss from disposition of property, plant and equipment	(1,788)	(416)	(2,279)	(2,241)
Changes in operating assets and liabilities and other	(17,236)	(21,555)	56,507	(68,519)
Net income	86,214	104,100	214,318	281,772
Less:
Other income, net	224	1,325	2,245	3,916
Interest expense—Westlake	(5,947)	(6,698)	(17,391)	(19,930)
Provision for income taxes	(42)	(216)	(354)	(633)
Income from operations	91,979	109,689	229,818	298,419
Add:
Depreciation and amortization	33,872	28,112	93,424	84,421
Other income, net	224	1,325	2,245	3,916
EBITDA	$126,075	$139,126	$325,487	$386,756

Summary
For the quarter ended September 30, 2025, net income was $86.2 million on net sales of $308.9 million. This represents a decrease in net income of $17.9 million as compared to net income of $104.1 million on net sales of $277.0 million for the quarter ended September 30, 2024. Net income attributable to the Partnership for the third quarter of 2025 was $14.7 million as compared to $18.1 million for the third quarter of 2024, a decrease of $3.4 million. Income from operations was $92.0 million for the third quarter of 2025 as compared to $109.7 million for the third quarter of 2024, a decrease of $17.7 million. Net sales for the third quarter of 2025 increased by $31.9 million as compared to the third quarter of 2024 primarily due to higher ethylene sales prices and sales volumes to Westlake, partially offset by lower ethylene and co-products sales prices and sales volumes to third parties. Income from operations, net income and net income attributable to the Partnership for the third quarter of 2025 as compared to the third quarter of 2024 were lower due to lower third-party sales prices and higher ethane feedstock and natural gas costs, partially offset by higher sales to Westlake in the third quarter of 2025 compared to the third quarter of 2024.
For the nine months ended September 30, 2025, net income was $214.3 million on net sales of $843.6 million. This represents a decrease in net income of $67.5 million as compared to net income of $281.8 million on net sales of $845.8 million for the nine months ended September 30, 2024. Net income attributable to the Partnership for the nine months ended September 30, 2025 was $34.2 million as compared to $47.4 million for the nine months ended September 30, 2024, a decrease of $13.2 million. Income from operations was $229.8 million for the nine months ended September 30, 2025 as compared to $298.4 million for the nine months ended September 30, 2024, a decrease of $68.6 million. Net sales for the nine months ended September 30, 2025 decreased by $2.2 million as compared to net sales for the nine months ended September 30, 2024, mainly due to lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround, partially offset by higher ethylene sales prices to Westlake and third parties as well as a buyer deficiency fee of $13.6 million recognized during the nine months ended September 30, 2025 as a result of a forecasted annual production deficiency due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. Income from operations, net income and net income attributable to the Partnership for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were lower primarily due to the lower sales volumes and higher ethane feedstock and natural gas costs during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
RESULTS OF OPERATIONS
Third Quarter 2025 Compared with Third Quarter 2024
Net Sales. Net sales increased by $31.9 million, or 11.5%, to $308.9 million in the third quarter of 2025 from $277.0 million in the third quarter of 2024. The increase in net sales in the third quarter of 2025 as compared to the third quarter of 2024 was primarily due to higher ethylene sales prices and sales volumes to Westlake, partially offset by lower ethylene and co-products sales prices and sales volumes to third parties. Higher average sales prices in the third quarter of 2025 contributed to a 12.0% increase in net sales compared to the third quarter of 2024. Lower sales volumes in the third quarter of 2025 contributed to a 0.5% decrease in net sales compared to the third quarter of 2024.
Gross Profit. Gross profit decreased to $99.4 million in the third quarter of 2025 from $116.9 million in the third quarter of 2024. Gross profit margin in the third quarter of 2025 was 32.2%, as compared to 42.2% in the third quarter of 2024. The lower gross profit margin was primarily due to higher ethane feedstock and natural gas costs in the third quarter of 2025 compared to the third quarter of 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively consistent at $7.4 million in the third quarter of 2025 as compared to $7.3 million in the third quarter of 2024.
Interest Expense—Westlake. Interest expense of $5.9 million in the third quarter of 2025 decreased from $6.7 million in the third quarter of 2024 mainly due to lower interest rates on the outstanding debt in the third quarter of 2025 as compared to the third quarter of 2024.
Other Income, net. Other income, net decreased to $0.2 million in the third quarter of 2025 from $1.3 million in the third quarter of 2024, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the third quarter of 2025 as compared to the third quarter of 2024.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $3.0 million to $14.9 million in the third quarter of 2025 from $17.9 million in the third quarter of 2024. The decrease in the third quarter of 2025, as compared to the prior-year period, was primarily attributable to decreased earnings at OpCo and higher maintenance capital expenditures.

EBITDA. EBITDA decreased by $13.0 million to $126.1 million in the third quarter of 2025 from $139.1 million in the third quarter of 2024. The decrease was primarily due to lower third-party sales prices and higher ethane feedstock and natural gas costs, partially offset by higher sales to Westlake in the third quarter of 2025 compared to the third quarter of 2024.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Net Sales. Net sales decreased by $2.2 million, or 0.3%, to $843.6 million in the nine months ended September 30, 2025 from $845.8 million in the nine months ended September 30, 2024. The decrease in net sales in the nine months ended September 30, 2025 was primarily due to lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround, partially offset by higher ethylene sales prices to Westlake and third parties as well as a buyer deficiency fee of $13.6 million recognized during the nine months ended September 30, 2025 as a result of a forecasted annual production deficiency due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. The higher average sales prices in the nine months ended September 30, 2025 contributed to a 10.1% increase in net sales compared to the nine months ended September 30, 2024. The lower sales volumes in the nine months ended September 30, 2025 contributed to an 11.9% decrease in net sales as compared to the nine months ended September 30, 2024.
Gross Profit. Gross profit decreased to $251.0 million in the nine months ended September 30, 2025 from $320.4 million in the nine months ended September 30, 2024. Gross profit margin in the nine months ended September 30, 2025 was 29.8%, as compared to 37.9% for the nine months ended September 30, 2024. The decrease in gross profit margin was primarily due to higher ethane feedstock and natural gas costs in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.7 million, or 3.2%, to $21.2 million in the nine months ended September 30, 2025 as compared to $21.9 million in the nine months ended September 30, 2024. The decrease was mainly attributable to lower service costs in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Interest Expense—Westlake. Interest expense of $17.4 million in the nine months ended September 30, 2025 decreased by $2.5 million as compared to interest expense of $19.9 million in the nine months ended September 30, 2024. The decrease was primarily attributable to lower interest rates on the outstanding debt in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Other Income, net. Other income, net decreased by $1.7 million to $2.2 million in the nine months ended September 30, 2025 from $3.9 million in the nine months ended September 30, 2024, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $17.3 million to $34.6 million in the nine months ended September 30, 2025 from $51.9 million in the nine months ended September 30, 2024. The decrease in the nine months ended September 30, 2025, as compared to the prior-year period, was primarily attributable to lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround and higher maintenance capital expenditures due to the Petro 1 turnaround.
EBITDA. EBITDA decreased by $61.3 million to $325.5 million in the nine months ended September 30, 2025 from $386.8 million in the nine months ended September 30, 2024. The decrease was primarily due to higher ethane feedstock and natural gas costs and lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround. The decrease was partially offset by higher ethylene sales prices to Westlake and third parties as well as a buyer deficiency fee of $13.6 million recognized during the nine months ended September 30, 2025 as a result of a forecasted annual production deficiency due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Operating Activities
Operating activities provided cash of $160.1 million in the first nine months of 2025 compared to cash provided by operating activities of $352.5 million in the first nine months of 2024. The $192.4 million decrease in cash flows from operating activities was mainly due to cash used in connection with the Petro 1 turnaround, lower income from operations in the first nine months of 2025 as compared to the first nine months of 2024 and a decrease in cash provided by working capital. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, used cash of $26.2 million in the first nine months of 2025 as compared to $1.2 million of cash provided in the first nine months of 2024, resulting in an overall unfavorable change of $27.4 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in net accounts receivable—Westlake due to the buyer deficiency recognized in the first nine months of 2025 and lower receivables with Westlake outstanding as of the fourth quarter of 2024 due to sales of excess quantities of ethylene at a lower sales price. This unfavorable change was partially offset by favorable changes in accrued and other liabilities due to the impact of the Petro 1 turnaround activities and the timing of payments in the first nine months of 2025.
Investing Activities
Net cash provided by investing activities in the first nine months of 2025 was $50.0 million as compared to net cash used for investing activities of $50.5 million in the first nine months of 2024, resulting in an overall favorable change of $100.5 million in investing cash flows. During the first nine months of 2025, there were maturities of investments with Westlake of $120.0 million under the Investment Management Agreement, whereas during the first nine months of 2024, there were investments with Westlake of $15.0 million and no maturities under the Investment Management Agreement. Capital expenditures increased to $70.0 million in the first nine months of 2025 as compared to $35.5 million in the first nine months of 2024 due to the Petro 1 turnaround. Capital expenditures in the first nine months of 2025 and 2024 were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first nine months of 2025 was $230.5 million as compared to net cash used for financing activities of $300.4 million in the first nine months of 2024. The cash outflows in the first nine months of 2025 were related to distributions of $180.6 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership. The cash outflows in the first nine months of 2024 were related to distributions of $250.6 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2025.
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
On October 28, 2025, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per common unit payable on November 26, 2025 to unitholders of record as of November 10, 2025, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.5 million per year in aggregate, based on the number of common units outstanding on September 30, 2025. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the nine months ended September 30, 2025 and 2024. Total capital expenditures for the nine months ended September 30, 2025 and 2024 were $70.0 million and $35.5 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2025, our cash and cash equivalents totaled $37.9 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $13.4 million of cash invested under the Investment Management Agreement at September 30, 2025.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of September 30, 2025, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2025, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
•the effects of government shutdowns;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at September 30, 2025.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2025, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of September 30, 2025 was 6.1%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the September 30, 2025 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2024 Form 10-K, filed on March 5, 2025, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 12 to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated discussion of legal proceedings, which information is incorporated by reference herein.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2025, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
First Amendment to Services and Secondment Agreement by and among Westlake Chemical OpCo LP, Westlake Management Services, Inc., Westlake Vinyls, Inc., WPT LLC and Westlake Petrochemicals LLC (incorporated by Reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on October 30, 2025, File No. 01-36567).

10.2
First Amendment to the Omnibus Agreement among Westlake Management Services, Inc., Westlake Vinyl Corporation, Westlake Chemical Partners GP LLC, Westlake Chemical Partners LP, WPT LLC, Westlake Petrochemicals LLC, Westlake Vinyls, Inc., Westlake Longview Corporation, Westlake Chemical OpCo GP LLC, Westlake Chemical OpCo LP, Westlake PVC Corporation, Westlake Styrene LLC and Westlake Polymers LLC (incorporated by Reference to Exhibit 10.4 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on October 30, 2025, File No. 01-36567).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	October 31, 2025	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	October 31, 2025	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)