Form 10-K
period 2025-12-31
Westlake Chemical Partners LP
filed 2026-03-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of registrant's common units held by non-affiliates of the registrant on June 30, 2025, the end of the registrant's most recently completed second fiscal quarter, based on the closing price per unit on June 30, 2025 of $22.09 on the New York Stock Exchange, was approximately $425.6 million. Common units held by executive officers and directors of the registrant's general partner and its affiliates are not included in the computation. The registrant, solely for the purpose of this required presentation, has deemed the directors and executive officers of its general partner and those of its affiliates to be affiliates.
The registrant had 35,245,879 common units outstanding as of February 25, 2026.

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
•the ultimate timing, outcome and results of our strategies and plans;
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
ii

Production Capacity
Unless we state otherwise, annual production capacity estimates used throughout this report represent rated capacity of the facilities at December 31, 2025. We calculated rated capacity by estimating the number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit's optimal daily output based on the design feedstock mix. Because the rated capacity of a production unit is an estimated amount, actual production volumes may be more or less than the rated capacity.
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
Our business and operations are conducted through OpCo. Because we own OpCo's general partner, we have control over all of OpCo's assets and operations. As of December 31, 2025, Westlake held a 77.2% limited partner interest in OpCo and held a 40.1% limited partner interest in us (consisting of 14,122,230 common units), our general partner interest and our incentive distribution rights.
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
Our Strategy
We remain focused on our ability to continue to provide long-term value and distributions to our unitholders. As we navigate market conditions, we evaluate future growth opportunities, including the following four potential levers:
•increases of our ownership interest in OpCo;
•acquisitions of other qualified income streams;
•organic growth opportunities such as expansions of our current ethylene facilities; and
•negotiation of a higher fixed-margin in our Ethylene Sales Agreement with Westlake.

Ownership of Westlake Chemical Partners LP
The following simplified diagram depicts our organizational structure as of December 31, 2025:

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

Our Assets and Operations
Our sole revenue generating asset is our 22.8% limited partner interest in OpCo. We also own the general partner interest of OpCo. OpCo owns:
•two ethylene production facilities at Westlake's Lake Charles, Louisiana site ("Petro 1" and "Petro 2," collectively referred to as "Lake Charles Olefins"), with an annual combined capacity of approximately 3 billion pounds;
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
The following table provides information regarding OpCo's ethylene production facilities as of December 31, 2025:

Plant Location (Description)	Annual Production Capacity (millions of pounds)	Feedstock	Primary Uses of Ethylene
Lake Charles, Louisiana (Petro 1)	1,500	Ethane	PE and PVC
Lake Charles, Louisiana (Petro 2)	1,490	Ethane, ethane/propane mix, propane, butane or naphtha	PE and PVC
Calvert City, Kentucky (Calvert City Olefins)	730	Ethane or propane	PVC
Total	3,720
Lake Charles Olefins
Two of OpCo's ethylene production facilities, which we refer to as Petro 1 and Petro 2 and, collectively, as Lake Charles Olefins, are located at Westlake's Lake Charles site. The combined capacity of these two ethylene production facilities is approximately 3 billion pounds per year.
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
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice. On October 28, 2025, OpCo and Westlake agreed to renew the Ethylene Sales Agreement through December 31, 2027 in accordance with its terms. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. Westlake's purchase price for its minimum commitment of ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in purchases by Westlake are rebated to Westlake. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. The price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs.
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
Pursuant to the Ethylene Sales Agreement, Westlake is obligated to pay for the annual minimum quantity (95% of OpCo's budgeted ethylene production), which is measured on an annual basis. In the event Westlake purchases less than its annual commitment, we recognize a buyer deficiency fee ("Buyer Deficiency Fee") representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. The annual commitment is not reduced for a force majeure event affecting OpCo's plants that lasts fewer than 45 consecutive days; however, in the event of such a force majeure event, the Partnership recognizes a Buyer Deficiency Fee representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. Payment of the Buyer Deficiency Fee is scheduled to be received by the Partnership after the conclusion of the year in which the annual commitment was not purchased and taken by Westlake.
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
Feedstock Supply Agreement
OpCo and Westlake are parties to the Feedstock Supply Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice. On October 28, 2025, OpCo and Westlake agreed to renew the Feedstock Supply Agreement through December 31, 2027 in accordance with its terms. Under the Feedstock Supply Agreement, Westlake sells OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement. The price at which ethane and feedstock is sold includes an indexed price for spot gas liquids at Mont Belvieu and applicable transportation, storage and other costs.
Services and Secondment Agreement
OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which OpCo provides Westlake with various utilities and utility services in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement. In connection with the renewals of the Ethylene Sales Agreement and the Feedstock Supply Agreement, on October 28, 2025, OpCo and certain affiliates of Westlake entered into an amendment to the Services and Secondment Agreement to align the date of expiration of such agreement with the date of expiration of the Ethylene Sales Agreement.
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
Omnibus Agreement
We, OpCo and Westlake are parties to the Omnibus Agreement, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the ethylene production facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us. In connection with the renewals of the Ethylene Sales Agreement and the Feedstock Supply Agreement, on October 28, 2025, the Partnership, OpCo and certain affiliates of Westlake entered into an amendment to the Omnibus Agreement to provide that the Omnibus Agreement would terminate upon termination of the Ethylene Sales Agreement.
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
It is our policy to comply with all environmental, health and safety requirements in the jurisdictions in which we and OpCo operate and to provide safe and environmentally sound workplaces for our employees. In some cases, compliance can be achieved only by incurring capital expenditures. In 2025, OpCo incurred capital expenditures of $5.3 million related to environmental compliance. We estimate that OpCo will make capital expenditures of approximately $1.5 million in 2026 and $1.2 million in 2027, respectively, related to environmental compliance. We anticipate that stringent environmental regulations will continue to be imposed on us and the industry in general. Under the Ethylene Sales Agreement, we may be entitled to charge Westlake a monthly surcharge as a result of complying with certain changes in law occurring after our IPO. See "Business—Our Agreements with Westlake—Ethylene Sales Agreement." Although we cannot predict with certainty future expenditures, management believes that our current spending trends for environmental compliance will continue.
Also, see the discussion of our environmental matters contained in "Item 1A. Risk Factors" and "Item 3. Legal Proceedings" below.
Human Capital
Neither we nor OpCo has any employees. Under the Services and Secondment Agreement with Westlake, Westlake seconds employees to OpCo to allow OpCo to operate its facilities, and we sometimes refer to these individuals, for drafting convenience only, as our employees because they provide services directly to us. Such seconded employees are under OpCo's control while they work on OpCo's facilities. As of December 31, 2025, 155 employees of Westlake were seconded to OpCo. As of December 31, 2025, 15% of such seconded employees were covered by a collective bargaining agreement, which will expire in November 2029. We believe that Westlake's relationship with local union representatives is open and positive. Westlake is responsible for human capital management policies, including any human capital measures and objectives that management focuses on in managing the business.
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
•If OpCo is unable to renew or extend the Ethylene Sales Agreement or the other agreements with Westlake upon expiration of these agreements, our ability to make distributions in the future could be materially adversely affected and the value of our units could decline.
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
•We are obligated to reimburse our general partner and Westlake for services provided to us or on our behalf, which may reduce our earnings and therefore our cash available for distribution to our unitholders. The amount and timing of such reimbursements are determined by our general partner.

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
Westlake may be unable to generate enough cash flow from operations to meet its minimum obligations under the Ethylene Sales Agreement if its business is adversely impacted by competition, operational problems, international trade barriers, general adverse economic conditions or the inability to obtain feedstock. For example, lower prices of crude oil could lead to a reduction in the cost advantage for natural gas liquids-based ethylene derivatives in North America, such as Westlake's, as compared to naphtha-based ethylene derivatives. Additionally, Westlake operates internationally and could be adversely affected by trade barriers, tariffs and duties, or violations of international fair trade laws by global competitors. As a result, Westlake's margins and cash flows could be negatively impacted during such period. If Westlake is not able to meet its minimum payment obligations to OpCo as a result of any one or more of these factors, our ability to make distributions to our unitholders would be reduced or eliminated. The amount paid by Westlake will depend upon its ability to satisfy its minimum obligations under the Ethylene Sales Agreement and its ability and election to increase volumes above the minimums specified in the Ethylene Sales Agreement, which in turn are dependent upon, among other things, the level of polyethylene and polyvinyl chloride production at Westlake's other facilities, as well as industry capacity expansion in these downstream products in North America. If Westlake is unable to generate sufficient cash flow from its operations to meet its obligations, or otherwise defaults on its obligations, under the Ethylene Sales Agreement, OpCo will not have sufficient available cash to distribute to us to enable us to pay the minimum quarterly distribution set forth in our cash distribution policy. As a result, our ability to pay the minimum quarterly distribution is based on the following factors, some of which are beyond our control:
•severe financial hardship or bankruptcy of Westlake or one of our other customers, or the occurrence of other events affecting our ability to collect payments from Westlake or our other customers, including any of our customers' default;
•volatility and cyclical downturns in the chemicals industry and other industries which materially and adversely impact Westlake and our other customers;
•Westlake's inability to perform, or any other default on its obligations, under the Ethylene Sales Agreement, the Feedstock Supply Agreement, the Services and Secondment Agreement and the Omnibus Agreement;
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
•the outcome of legal proceedings involving our property or assets, and our ability to receive indemnification from Westlake for certain liabilities and losses;
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
•changes in insurance markets and the level, types and costs of coverage available, and the financial ability and willingness of our and Westlake's insurers to meet their obligations;
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
If OpCo is unable to renew or extend the Ethylene Sales Agreement or the other agreements with Westlake upon expiration of these agreements, our ability to make distributions in the future could be materially adversely affected and the value of our units could decline.
Westlake's obligations under the Ethylene Sales Agreement, the Feedstock Supply Agreement and the related Services and Secondment Agreement continue in effect until December 31, 2026, after which such agreements extend on an annual basis unless and until terminated by either party upon at least 12 months' prior written notice. In October 2025, OpCo and Westlake agreed to renew both the Ethylene Sales Agreement and the Feedstock Supply Agreement through December 31, 2027 in accordance with their respective terms. If OpCo were unable to reach agreement with Westlake on an extension or replacement of these agreements in the future, then our ability to make distributions on our common units could be materially adversely affected and the value of our common units could decline.

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
Additionally, certain of Westlake's employees in North America are represented by labor unions. Our operations have been and may in the future be adversely affected by strikes, work stoppages and other labor disputes involving those employees that operate and maintain OpCo's ethylene production facilities and other assets. Any future strikes or work stoppages could be significant and have an adverse effect on our financial condition and results of operations.
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

We are obligated to reimburse our general partner and Westlake for services provided to us or on our behalf, which may reduce our earnings and therefore our cash available for distribution to our unitholders. The amount and timing of such reimbursements are determined by our general partner.
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
Our ability to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in our cash distributions per unit. If we are unable to make acquisitions of additional interests in OpCo from Westlake on acceptable terms or we are unable to obtain financing for these acquisitions, our future growth and ability to increase distributions will be limited. In addition, we may be unable to make acquisitions from third parties as an alternative avenue to growth. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in our cash distributions per unit. Any acquisition involves potential risks, some of which are beyond our control, including, among other things:
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

Our operations also produce greenhouse gas ("GHG") emissions, which have been the subject of increased scrutiny and regulation. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake "ambitious efforts" to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases. The United States signed the Paris Agreement in April 2016, and the Paris Agreement went into effect in November 2016. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the Paris Agreement. The withdrawal took effect in November 2020. However, President Biden signed an executive order on January 20, 2021 for reentry of the United States into the Paris Agreement and on February 19, 2021, President Biden formally rejoined the Paris Agreement. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. To measure progress towards this target, the Paris Agreement requires the parties to complete a global stocktake, assessing members' collective efforts and achievements in reducing GHG emissions and adapting to the impacts of climate change, every five years. On December 13, 2023, the 28th annual United Nations Climate Change Conference ("COP 28"), which was held in Dubai, issued its first global stocktake, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by 2050. Such meetings continued during the 29th annual United Nations Climate Change Conference, which was held in Baku, Azerbaijan in November 2024, and during COP 30, which was held in Belém, Brazil in November 2025. In January 2025, the United States submitted formal notification to the United Nations of its intention to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the withdrawal took effect in January 2026.
Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. The adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions. The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis including our facilities in Lake Charles and Calvert City. Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant criteria pollutant and GHG emissions. On July 29, 2025, EPA released a pre-publication proposed rule which would rescind EPA's 2009 final rule under the Clean Air Act finding that GHGs endanger the public health and welfare of current and future generations ("Endangerment Finding") and that emissions of GHGs from new motor vehicles contribute to GHG pollution that threatens the public health and welfare. On September 16, 2025, the EPA announced a proposal to end the Greenhouse Gas Reporting Program ("GHGRP") for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal). As our chemical processing results in GHG emissions, these and other GHG laws and regulations could affect our costs of doing business.
Various jurisdictions have considered or adopted laws and regulations on GHG emissions, with the general aim of reducing such emissions. The EPA currently requires certain industrial facilities to report their GHG emissions, and to obtain permits with stringent control requirements before constructing or modifying new facilities with significant GHG emissions.
On March 6, 2024, the U.S. Securities and Exchange Commission ("SEC") adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Multiple lawsuits have been filed challenging the SEC's new climate rules, and on April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. The SEC's final climate-related disclosure rules remain stayed pending resolution of judicial challenges and further action by the SEC. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC's rules. Multiple lawsuits have been filed challenging California's climate-related disclosure rules. As our chemical processing results in GHG emissions, these and other environmental disclosure laws and regulations could affect our costs of doing business.
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
In November 2025, Westlake announced that in 2024 it successfully met its publicly disclosed target to reduce its Scope 1 and Scope 2 CO2 equivalent emissions intensity per ton of production by 20% from a 2016 baseline. Having reached its initial 2030 emissions target, Westlake announced a new target to further reduce its Scope 1 and Scope 2 CO2 equivalent emissions intensity per ton of production by an additional 5% by 2030, using a 2024 baseline. Developing and implementing plans for compliance with voluntary climate commitments can lead to additional capital, personnel, operations and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects. Westlake's failure or perceived failure to pursue or fulfill its sustainability-focused goals, targets and objectives within the timelines announced, or at all, could adversely affect our business or reputation, as well as expose us to potential government enforcement actions and private litigation. We cannot predict the ultimate impact of achieving Westlake's emissions reduction goal, or the various implementation aspects, on our financial condition and results of operations.
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
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable-rate debt. At December 31, 2025, we had $399.7 million in principal amount of variable-rate debt outstanding, including $22.6 million outstanding under the OpCo Revolver and $377.1 million outstanding under the MLP Revolver. Each of the OpCo Revolver and the MLP Revolver have interest rates in-part based on SOFR at the time of any borrowing.
The Board of Governors of the Federal Reserve System increased benchmark interest rates four times in 2023 and lowered benchmark interest rates six times in 2024 and 2025. However, rates remain above the ten-year average and may rise in future periods. Should interest rates increase significantly, the amount of cash required to service our debt would increase. As a result, significant increases in interest rates could have a material impact on our financial position, results of operations and cash flows.
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
If our unitholders are dissatisfied with the performance of our general partner, they currently cannot remove our general partner. Unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote, including Westlake, of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of February 25, 2026, Westlake owned an aggregate of 40.1% of our common units. This condition provides Westlake, at its current ownership levels, the ability to prevent the removal of our general partner.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from causing us to issue additional common units and then exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Members of the investment community are increasing their focus on sustainability practices and disclosures by public companies, including practices and disclosures related to climate change and sustainability, D&I initiatives and heightened governance standards. On March 6, 2024, the SEC adopted a new set of rules that require a wide range of climate-related disclosures, including material climate-related risks. Multiple lawsuits have been filed challenging the SEC's new climate rules, and on April 4, 2024, the SEC issued an order staying the final rules until judicial review is complete. The SEC's final climate-related disclosure rules remain stayed pending resolution of judicial challenges and further action by the SEC. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC's rules. Multiple lawsuits have been filed challenging California's climate-related disclosure rules. As a result, we may continue to face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability disclosures and performance before investing in our common units. Over the past few years, there has also been an acceleration in investor demand for sustainability investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards sustainability investments. With respect to any of these investors, our sustainability disclosures and efforts may not satisfy the investor requirements or their requirements may not be made known to us. If we or our securities are unable to meet the sustainability standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, and our common unit price may be negatively impacted.

Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the IRS, were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.
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
The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress and the President have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly-traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Although Pub. L. No. 119-21, commonly known as "The One Big Beautiful Bill Act" (the "OBBBA"), which President Trump signed into law on July 4, 2025, provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances, other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.
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
For taxable years beginning after December 31, 2024, the OBBBA modifies the limitation on the deduction of business interest by providing that adjusted taxable income is calculated before deductions for depreciation, amortization and depletion. Prior to the OBBBA's passage, for taxable years beginning on or after January 1, 2022, adjusted taxable income was calculated after taking such deductions into account. The OBBBA also extends the limitation to interest that is required to be capitalized under the Code, subject to certain exceptions.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, the Treasury Regulations provide that the "amount realized" on a transfer of an interest in a publicly-traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly-traded partnership's liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor's broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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
With Westlake's support, we maintain a comprehensive approach to cybersecurity and data protection, based on a risk-based, defense-in-depth strategy. Westlake follows industry standard cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework to design, assess and update our cybersecurity strategy, controls and processes. Westlake regularly assesses industry best practices and standards and endeavors to implement them in its efforts to manage cybersecurity risk for us. The focus is on protecting our highest-value information assets, which include manufacturing systems, financial systems, and confidential, personal, and private information.
To safeguard our networks and systems, Westlake has a dedicated cybersecurity organization overseen by its Senior Director, Cybersecurity and Network Operations, which operates within its information technology department overseen by its Chief Information Officer. Westlake's cybersecurity organization employs multiple security controls, such as firewalls, spam protection, web filtering, endpoint detection and response software, controlled access, vulnerability management, redundancies, patching, and regular onsite and offsite backups. Westlake's cybersecurity organization also uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and risk-based performance monitoring.
Both Westlake's Chief Information Officer and its Senior Director, Cybersecurity and Network Operations have extensive experience in assessing and managing cybersecurity risks, including through decades of collective experience in information technology and cybersecurity roles of increasing responsibility both at Westlake and in prior positions. Westlake prioritizes cybersecurity awareness among employees and contractors through various training exercises, including formal programs and simulated phishing events. Westlake maintains incident response plans, playbooks, and engages third-party cybersecurity firms for simulated cyberattacks and penetration testing to identify potential risks. Westlake also has a third-party cybersecurity firm on retainer for incident assistance and response. Periodic internal self-assessments are conducted by Westlake's cybersecurity organization using the National Institute of Standards and Technology Cybersecurity Framework.
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
The board of directors has authorized and approved our entry into the Services and Secondment Agreement and the Omnibus Agreement with Westlake, and has thereby charged Westlake's Corporate Risk and Sustainability Committee with assisting the board of directors with its oversight of cybersecurity risks, which is a component of our overall enterprise risk management program. As a result, Westlake's Corporate Risk and Sustainability Committee assists with the oversight of our cybersecurity risks. Westlake's Corporate Risk and Sustainability Committee includes directors with cybersecurity experience and expertise through supervision of information technology departments as executive officers. The board of directors also receives regular updates from Westlake's Chief Information Officer on cybersecurity risks, incidents and trends, and ongoing and planned projects impacting the Partnership and OpCo. Westlake's Chief Information Officer and our senior management receive regular status reports on the Partnership's and OpCo's cybersecurity risks from Westlake's cybersecurity organization. Further, incident updates are reported to our senior management and the board of directors as Westlake's Chief Information Officer and cybersecurity organization consider appropriate, depending on the severity of the incident.
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

Item 3. Legal Proceedings
In the ordinary conduct of our business, we and Westlake and Westlake's subsidiaries, including OpCo, are subject to lawsuits, investigations and claims, including environmental claims and employee related matters. See the discussions of our environmental matters contained in "Item 1. Business—Environmental" and Note 16, "Commitments and Contingencies," to Consolidated Financial Statements included in Item 8 of this Form 10-K. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we or Westlake or any of our or Westlake's subsidiaries, including OpCo, are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
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
Our common units are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "WLKP." As of the close of business on February 25, 2026, based upon information received from our transfer agent, there were four holders of record of our common units.
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

Minimum Quarterly Distribution
On July 27, 2018, the partnership agreement was amended to revise the minimum quarterly distribution thresholds for the Partnership's incentive distribution rights. The amended partnership agreement provides that the Partnership will distribute cash each quarter to all the unitholders, pro-rata, until each common unit has received a distribution of $1.2938. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the percentage allocations per the amended partnership agreement. For more information on the Partnership's amended distribution allocation percentages, see Note 9, "Distributions and Net Income Per Limited Partner Unit," to Consolidated Financial Statements included in Item 8 of this form 10-K.
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

Unregistered Sales of Equity Securities
We did not have any unregistered sales of equity securities during the quarter or fiscal year ended December 31, 2025 that we have not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is management's perspective of our current financial condition and results of operations and should be read in conjunction with "Items 1A. "Risk Factors" and "Item 8. Financial Statements and Supplementary Data" included in this report. This discussion and analysis includes the years ended December 31, 2025 and 2024 and comparison between such years. The discussion for the year ended December 31, 2023 and comparison between the years ended December 31, 2024 and 2023 have been omitted from this Annual Report on Form 10-K for the year ended December 31, 2025, as such information can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the Securities and Exchange Commission on March 5, 2025. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" included within this report.
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

How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake is obligated to pay for the annual minimum quantity (95% of OpCo's budgeted ethylene production), which is measured on an annual basis, is not reduced for a force majeure event lasting fewer than 45 consecutive days.In the event Westlake purchases less than its annual commitment, we recognize a buyer deficiency fee ("Buyer Deficiency Fee") representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. The annual commitment is not reduced for a force majeure event affecting OpCo's plants that lasts fewer than 45 consecutive days; however, in the event of such a force majeure event, we recognize a Buyer Deficiency Fee representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. Payment of the Buyer Deficiency Fee is scheduled to be received by the Partnership after the conclusion of the year in which the annual commitment was not purchased and taken by Westlake.Westlake has an option to take 95% of volumes in excess of the minimum commitment on an annual basis under the Ethylene Sales Agreement if we produce more than our planned production. Under the Ethylene Sales Agreement, the price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs.
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
We sell ethylene production in excess of volumes sold to Westlake, as well as all associated co-products resulting from the ethylene production, directly to third parties on either a spot or contract basis. Net proceeds (after transportation and other costs) from the sales of associated co-products that result from the production of ethylene purchased by Westlake are netted against the ethylene price charged to Westlake under the Ethylene Sales Agreement, thereby substantially reducing our exposure to fluctuations in the market prices of these co-products. During 2025, all third-party ethylene and associated co-products sales generated 11.4% of our total revenues.
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
On October 28, 2025, OpCo and Westlake agreed to renew the Ethylene Sales Agreement through December 31, 2027 in accordance with its terms, which provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
Please refer to Note 2, "Agreements with Westlake and Related Parties," to Consolidated Financial Statements included in Item 8 of this form 10-K for more information on the Ethylene Sales Agreement.

How We Source Feedstock
OpCo is party to a feedstock supply agreement (the "Feedstock Supply Agreement") with Westlake Petrochemicals LLC, a wholly owned subsidiary of Westlake, under which Westlake Petrochemicals LLC supplies OpCo with ethane and other feedstocks that OpCo uses to produce ethylene under the Ethylene Sales Agreement. For its approximately 5% merchant sales, OpCo may purchase the ethane and other feedstocks to produce ethylene and resulting co-products to sell to unrelated third parties from Westlake Petrochemicals LLC. On October 28, 2025, OpCo and Westlake agreed to renew the Feedstock Supply Agreement through December 31, 2027 in accordance with its terms, which provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
Please refer to Note 2, "Agreements with Westlake and Related Parties," to Consolidated Financial Statements included in Item 8 of this form 10-K for more information on the Feedstock Supply Agreement.
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

Recent Developments
Renewal of the Ethylene Sales Agreement and Feedstock Supply Agreement
On October 28, 2025, OpCo and Westlake agreed to renew both the Ethylene Sales Agreement and the Feedstock Supply Agreement through December 31, 2027 in accordance with their respective terms (together, the "Renewal"), which each provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
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
MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the non-GAAP measures of MLP distributable cash flow and EBITDA to analyze our performance. We define MLP distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. There were no mark-to-market adjustments on derivative contracts or distributions attributable to the incentive distribution rights holder during the years ended December 31, 2024 or 2025. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. We use each of MLP distributable cash flow and EBITDA to analyze our performance. Buyer Deficiency Fee and Shortfall are included in net income in the periods in which they are recognized. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly-traded partnerships; our ability to incur and service debt and fund capital expenditures; and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

Results of Operations
The table below and descriptions that follow represent the consolidated results of operations of the Partnership for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024

	(in thousands of dollars, except unit amounts and per unit data)
Net sales—Westlake	$1,033,276	$950,801
Net co-products, ethylene and other sales—third parties	133,419	185,095
Total net sales	1,166,695	1,135,896
Gross profit	347,848	418,939
Selling, general and administrative expenses	28,271	28,495
Income from operations	319,577	390,444
Other income (expense)
Interest expense—Westlake	(22,899)	(25,701)
Other income, net	2,445	5,251
Income before income taxes	299,123	369,994
Provision for income taxes	547	835
Net income	298,576	369,159
Less: Net income attributable to noncontrolling interest in OpCo	249,878	306,767
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$48,698	$62,392
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$1.38	$1.77
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,119,275	21,110,640
Common units—Westlake	14,122,230	14,122,230
MLP distributable cash flow (1)	$53,398	$66,864
EBITDA (1)	$450,000	$507,594
____________

(1)See above for discussions on non-GAAP financial measures. Reconciliations for each of MLP distributable cash flow and EBITDA are included below.

	Year Ended December 31,
	2025		2024
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	+10.4%	-8.2%	-6.6%	+2.0%

			Year Ended December 31,
			2025	2024
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)			+50.7%	-17.3%
Feedstock (Ethane)			+32.8%	-22.6%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2025	2024

	(in thousands of dollars)
Net cash provided by operating activities	$280,469	$485,001
Loss from disposition of property, plant and equipment	(2,754)	(2,345)
Changes in operating assets and liabilities and other	20,861	(113,497)
Net income	298,576	369,159
Add:
Depreciation, amortization and disposition of property, plant and equipment	130,732	114,244
Less:
Contribution to turnaround reserves	(39,017)	(43,880)
Maintenance capital expenditures	(71,081)	(50,731)
Distributable cash flow attributable to noncontrolling interest in OpCo	(265,812)	(321,928)
MLP distributable cash flow	$53,398	$66,864

Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2025	2024

	(in thousands of dollars)
Net cash provided by operating activities	$280,469	$485,001
Loss from disposition of property, plant and equipment	(2,754)	(2,345)
Changes in operating assets and liabilities and other	20,861	(113,497)
Net income	298,576	369,159
Less:
Other income, net	2,445	5,251
Interest expense—Westlake	(22,899)	(25,701)
Provision for income taxes	(547)	(835)
Income from operations	319,577	390,444
Add:
Depreciation and amortization	127,978	111,899
Other income, net	2,445	5,251
EBITDA	$450,000	$507,594

Summary
For the year ended December 31, 2025, net income was $298.6 million on net sales of $1,166.7 million. This represents a decrease in net income of $70.6 million as compared to net income of $369.2 million on net sales of $1,135.9 million for the year ended December 31, 2024. Net income attributable to the Partnership in 2025 was $48.7 million as compared to $62.4 million in 2024, a decrease of $13.7 million. Income from operations was $319.6 million for 2025, as compared to $390.4 million for 2024, a decrease of $70.8 million. Net sales for 2025 increased by $30.8 million as compared to 2024 primarily due to higher ethylene sales prices to Westlake in 2025 as well as a Buyer Deficiency Fee of $5.8 million from an annual production deficiency as a result of the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025, partially offset by lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround. Income from operations, net income and net income attributable to the Partnership for 2025 decreased compared to 2024 due to lower sales volumes and higher ethane feedstock and natural gas costs, partially offset by higher ethylene sales prices to Westlake.
2025 Compared with 2024
Net Sales. Net sales increased by $30.8 million, or 2.7%, to $1,166.7 million in 2025 from $1,135.9 million in 2024. The increase in net sales in 2025 was primarily due to higher ethylene sales prices to Westlake in 2025 as compared to 2024 as well as a Buyer Deficiency Fee of $5.8 million from an annual production deficiency as a result of the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025, partially offset by lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes attributable to the Petro 1 turnaround. Higher average sales prices in 2025 contributed to a 10.4% increase in net sales compared to 2024. Lower sales volumes in 2025 contributed to an 8.2% decrease in net sales compared to 2024.
Gross Profit. Gross profit was $347.8 million in 2025 as compared to gross profit of $418.9 million in 2024. The gross profit margin was 29.8% in 2025 as compared to 36.9% in 2024. The decreased gross profit margin in 2025 was primarily due to higher ethane feedstock and natural gas costs in 2025 as compared to 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively consistent at $28.3 million in 2025 as compared to $28.5 million in 2024.
Interest Expense—Westlake. Interest expense decreased to $22.9 million in 2025 compared to $25.7 million in 2024, primarily due to lower interest rates on the outstanding debt in 2025 as compared to 2024.
Other Income, net. Other income, net decreased by $2.9 million to $2.4 million in 2025 from $5.3 million in 2024 primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in 2025 as compared to 2024.
Provision for Income Taxes. Provision for income taxes remained relatively consistent at $0.5 million in 2025 as compared to $0.8 million in 2024.
MLP Distributable Cash Flow. MLP distributable cash flow decreased by $13.5 million to $53.4 million in 2025 from $66.9 million in 2024, primarily due to lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes in 2025 attributable to the Petro 1 turnaround and higher maintenance capital expenditures associated with the Petro 1 turnaround.
EBITDA. EBITDA decreased by $57.6 million to $450.0 million in 2025 from EBITDA of $507.6 million in 2024. The decrease in EBITDA, as compared to the prior year, was primarily due to higher ethane feedstock and natural gas costs and lower ethylene and co-products sales volumes to Westlake and third parties as a result of lower production volumes in 2025 attributable to the Petro 1 turnaround, partially offset by higher ethylene sales prices to Westlake as well as a Buyer Deficiency Fee of $5.8 million from an annual production deficiency as a result of the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025.

Cash Flows
Operating Activities
Operating activities provided cash of $280.5 million in 2025 as compared to cash provided by operating activities of $485.0 million in 2024. The $204.5 million decrease in cash flows from operating activities was mainly due to cash used in connection with the Petro 1 turnaround, lower income from operations in 2025 as compared to 2024 and a decrease in cash provided by working capital. Changes in components of working capital, which we define for the purposes of this cash flow discussion as accounts receivable, net—Westlake, accounts receivable, net—third parties, inventories, prepaid expenses and other current assets less accounts payable—Westlake, accounts payable—third parties and accrued and other liabilities, used cash of $23.7 million in 2025 as compared to $24.8 million of cash provided in 2024, resulting in a unfavorable change of $48.5 million. The unfavorable change in working capital was mainly attributable to an unfavorable change in net accounts receivable—Westlake due to the Buyer Deficiency Fee recognized in 2025 and lower receivables with Westlake outstanding as of the fourth quarter of 2024 due to sales of excess quantities of ethylene at a lower sales price. This unfavorable change was partially offset by a favorable change in accrued and other liabilities due to the impact of the Petro 1 turnaround activities and timing of payments.
Investing Activities
Net cash provided by investing activities during 2025 was $31.2 million as compared to net cash used for investing activities of $89.0 million in 2024, resulting in an overall favorable change of $120.2 million in investing cash flows. The favorable change in investing activities was primarily due to a decrease in net cash invested under the Investment Management Agreement. During 2025, there were investments with Westlake of $10.0 million and maturities of investments with Westlake of $120.0 million under the Investment Management Agreement, whereas during 2024 there were investments with Westlake of $40.0 million and no maturities under the Investment Management Agreement. Capital expenditures increased to $78.8 million in 2025 as compared to $49.0 million in 2024 due to the Petro 1 turnaround. Capital expenditures in 2025 and 2024 were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities during 2025 was $325.7 million as compared to net cash used for financing activities of $396.3 million in 2024. The cash outflows during 2025 were related to distributions of $259.2 million to the noncontrolling interest retained in OpCo by Westlake and of $66.5 million to unitholders by the Partnership. The cash outflows during 2024 were related to distributions of $329.9 million to the noncontrolling interest retained in OpCo by Westlake and of $66.4 million to unitholders by the Partnership.
Liquidity and Capital Resources
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of December 31, 2025.
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
On January 27, 2026, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per unit payable on February 23, 2026 to unitholders of record as of February 6, 2026, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.5 million per year in aggregate, based on the number of common units outstanding on December 31, 2025. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during 2025, 2024 or 2023. Total capital expenditures for the years ended December 31, 2025, 2024 and 2023 were $78.8 million, $49.0 million, and $46.8 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of December 31, 2025, our cash and cash equivalents totaled $44.3 million. In addition, we have cash invested under the Investment Management Agreement and a revolving credit facility with Westlake available to supplement cash on hand, if needed, as described under "Indebtedness" below.
As described above, we, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. The Partnership had $23.4 million of cash invested under the Investment Management Agreement at December 31, 2025.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2025, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of December 31, 2025, the outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
Contractual Obligations and Commercial Commitments
The Partnership's material cash requirements for contractual obligations and commercial commitments in the near term (next 12 months) and the long-term period (2027 and thereafter) include repayment of long-term debt, interest payments, operating leases and purchase obligations.
Debt Obligations and Interest Payments. As of December 31, 2025, we had $23.3 million of debt related interest expense due within the near term, and debt obligations of $399.7 million and related interest expense of $12.3 million due over the long-term period, respectively. All $399.7 million of our outstanding debt matures in 2027. See Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8 of this form 10-K for further information on our debt obligations and the expected timing of future principal and interest payments.
Operating Leases. As of December 31, 2025, there was $1.4 million in operating lease obligations due within the near term and $1.8 million due over the long-term period related to noncancelable operating leases with respect to rail cars that are subleased to OpCo.
Purchase Obligations. Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including a minimum quantity and price. As of December 31, 2025, we had $67.2 million of enforceable and legally binding purchase commitments due within the near term, and none due over the long-term period. Additionally, we are party to various agreements to purchase goods and services, including the Services and Secondment Agreement, in the ordinary course of our business, as well as various agreements related to our capital projects.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies are reasonable and appropriate. Our significant accounting policies are summarized in Note 1, "Description of Business and Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8 of this form 10-K.
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
The estimated useful lives of long-lived assets range from three to 40 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $128.0 million, $111.9 million and $110.2 million in 2025, 2024 and 2023, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation or amortization charges would be accelerated.
We defer the costs of planned major maintenance activities, or turnarounds, and amortize the costs over the period until the next planned turnaround of the affected unit. Total costs deferred on turnarounds were $124.6 million, $21.5 million and $30.9 million in 2025, 2024 and 2023, respectively. Amortization of previously deferred turnaround costs was $40.3 million, $25.1 million and $25.4 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, deferred turnaround costs, net of accumulated amortization, totaled $214.0 million. Expensing turnaround costs as incurred would likely result in greater variability of our quarterly operating results and would adversely affect our financial position and results of operations.
Additional information concerning long-lived assets and related depreciation and amortization appears in Note 5, "Property, Plant and Equipment," and Note 7, "Deferred Charges and Other Assets," to Consolidated Financial Statements included in Item 8 of this form 10-K.
Fair Value Estimates. We develop estimates of fair value to allocate the purchase price paid to acquire a business to the assets acquired and liabilities assumed in an acquisition, to assess impairment of long-lived assets and goodwill and to record derivative instruments. We use all available information to make these fair value determinations, including the engagement of third-party consultants. We record all derivative instruments at fair value. The fair value of the financial instruments is estimated using quoted market prices in active markets and observable market-based inputs or unobservable inputs that are corroborated by market data when active markets are not available or unobservable inputs that are not corroborated by market data. There were no derivative positions during the years ended December 31, 2025, 2024 and 2023. However, we may enter into derivative arrangements in the future.
Goodwill. Goodwill is evaluated for impairment when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying value, and otherwise at least annually. At December 31, 2025, recorded goodwill was $5.8 million, all of which was associated with the acquisition of the Longview Pipeline as part of the past acquisition of Westlake's Longview production facilities. We perform our annual impairment assessment in the fourth quarter. We may elect to perform an optional qualitative assessment to determine whether a quantitative impairment analysis is required. The qualitative assessment considers factors such as macroeconomic conditions, industry and market considerations, cost factors related to raw materials and labor, current and projected financial performance, changes in management or strategy, and market capitalization. Alternatively, we may unconditionally elect to bypass the qualitative assessment and perform a quantitative goodwill impairment assessment in any period. Significant assumptions used in the discounted cash flow projection impairment assessment for goodwill include future sales volumes based on production capacities. The future cash flows are discounted to present value using a discount rate. The significant assumptions used in determining the fair value of the reporting unit using the market value methodology include the determination of appropriate market comparables and the estimated multiples of EBITDA a willing buyer is likely to pay. We elected to perform the qualitative assessment in the fourth quarter of 2024 and concluded that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount and, as such, the quantitative impairment test was not required.

Environmental and Legal Obligations. We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about legal proceedings and environmental matters appears in "Item 1. Business—Environmental" and in Note 16, "Commitments and Contingencies," to Consolidated Financial Statements included in Item 8 of this form 10-K.
The Partnership has conditional asset retirement obligations for the removal and disposal of hazardous materials and the remediation of the cause of any such release from certain of the Partnership's manufacturing facilities. However, no asset retirement obligations have been recognized because the fair value of the conditional legal obligation cannot be measured due to the indeterminate settlement date of the obligation. As such, the impact of the settlement of these conditional asset retirement obligations on the Partnership's financial condition, results of operations or cash flows in any individual reporting period cannot be determined at this time.
Recent Accounting Pronouncements
See Note 1, "Description of Business and Significant Accounting Policies," to Consolidated Financial Statements included in Item 8 of this form 10-K for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. There were no derivative positions during the years ended December 31, 2025, 2024 and 2023.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. As of December 31, 2025, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of December 31, 2025 was 5.8%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the December 31, 2025 debt balance.

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
The management of the Partnership assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, the Partnership's management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2025 based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2025 as stated in their report that appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Partners of Westlake Chemical Partners LP and
Board of Directors of Westlake Chemical Partners GP LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westlake Chemical Partners LP and its subsidiaries (the "Partnership") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue from the Ethylene Sales Agreement

As described in Notes 2 and 11 to the consolidated financial statements, the Partnership recognized net sales to Westlake Corporation ("Westlake") of $1,033 million for the year ended December 31, 2025. The Ethylene Sales Agreement requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of Westlake Chemical OpCo LP's ("OpCo") planned ethylene production per year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo's actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option"). The fee for each pound of ethylene purchased by Westlake from OpCo up to the minimum commitment will equal (i) the actual price OpCo pays Westlake to purchase ethane, (ii) plus the actual price OpCo pays Westlake to purchase natural gas, (iii) plus OpCo's estimated operating costs divided by OpCo's planned ethylene production for the year, (iv) plus a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures divided by OpCo's planned ethylene production capacity for the year, (v) less the proceeds received by OpCo from the sale of co-products associated with producing the ethylene purchased by Westlake, (vi) plus a $0.10 per pound margin. The fee for the Excess Production Option, if exercised, equals OpCo's estimated variable operating costs of producing the incremental ethylene, net of revenues from co-products sales plus a $0.10 per pound margin. The result of the fee structure is that OpCo should generally recover the portion of its total operating costs and maintenance capital expenditures and other turnaround expenditures corresponding to the portion of OpCo's aggregate production that is purchased by Westlake. Any shortfall in recovery of such costs is generally recognized during the period in which the related operating, maintenance or turnaround activities occur and is recoverable from Westlake in the subsequent year. Under the Ethylene Sales Agreement, if production costs billed to Westlake on an annual basis are less than 95% of the actual production costs incurred by OpCo during the contract year, OpCo is entitled to recover the shortfall in such production costs (proportionate to the volume sold to Westlake) in the subsequent year ("Shortfall"). In the event Westlake purchases less than its annual commitment, the Partnership recognizes a buyer deficiency fee (the "Buyer Deficiency Fee") representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. The Partnership recognized a Buyer Deficiency Fee of $6 million during 2025.

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
March 4, 2026

We have served as the Partnership's auditor since 2014.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$44,269	$58,316
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	23,378	134,557
Accounts receivable, net—Westlake	63,571	31,975
Accounts receivable, net—third parties	9,113	11,576
Inventories	2,769	4,058
Prepaid expenses and other current assets	406	444
Total current assets	143,506	240,926
Property, plant and equipment, net	886,012	903,588
Goodwill	5,814	5,814
Deferred charges and other assets, net	221,201	137,628
Total assets	$1,256,533	$1,287,956
LIABILITIES
Current liabilities
Accounts payable—Westlake	$19,132	$20,744
Accounts payable—third parties	9,970	17,708
Accrued and other liabilities	22,199	16,920
Total current liabilities	51,301	55,372
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,546	1,546
Other liabilities	1,660	2,050
Total liabilities	454,181	458,642
Commitments and contingencies (Note 16)
EQUITY
Common unitholders—publicly and privately held (21,123,649 and 21,116,326 units issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	460,848	471,328
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	40,260	47,373
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	258,536	276,129
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	543,816	553,185
Total equity	802,352	829,314
Total liabilities and equity	$1,256,533	$1,287,956
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$1,033,276	$950,801	$1,026,655
Net co-products, ethylene and other sales—third parties	133,419	185,095	164,136
Total net sales	1,166,695	1,135,896	1,190,791
Cost of sales	818,847	716,957	803,332
Gross profit	347,848	418,939	387,459
Selling, general and administrative expenses	28,271	28,495	29,751
Income from operations	319,577	390,444	357,708
Other income (expense)
Interest expense—Westlake	(22,899)	(25,701)	(26,501)
Other income, net	2,445	5,251	4,232
Income before income taxes	299,123	369,994	335,439
Provision for income taxes	547	835	813
Net income	298,576	369,159	334,626
Less: Net income attributable to noncontrolling interest in OpCo	249,878	306,767	280,343
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$48,698	$62,392	$54,283
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$1.38	$1.77	$1.54
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,119,275	21,110,640	21,102,110
Common units—Westlake	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2022	$480,643	$53,859	$(242,572)	$611,778	$903,708
Net income	32,519	21,764	—	280,343	334,626
Units issued for vested phantom units	141	—	—	—	141
Distribution to unitholders	(39,790)	(26,630)	—	—	(66,420)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(315,805)	(315,805)
Balances at December 31, 2023	$473,513	$48,993	$(242,572)	$576,316	$856,250
Net income	37,384	25,008	—	306,767	369,159
Units issued for vested phantom units	238	—	—	—	238
Distribution to unitholders	(39,807)	(26,628)	—	—	(66,435)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(329,898)	(329,898)
Balances at December 31, 2024	$471,328	$47,373	$(242,572)	$553,185	$829,314
Net income	29,183	19,515	—	249,878	298,576
Units issued for vested phantom units	161	—	—	—	161
Distribution to unitholders	(39,824)	(26,628)	—	—	(66,452)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(259,247)	(259,247)
Balances at December 31, 2025	$460,848	$40,260	$(242,572)	$543,816	$802,352
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(in thousands of dollars)
Cash flows from operating activities
Net income	$298,576	$369,159	$334,626
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	127,978	111,899	110,203
Loss from disposition of property, plant and equipment	2,754	2,345	4,933
Other gains, net	(11)	(182)	(27)
Changes in operating assets and liabilities
Accounts receivable—third parties	2,474	7,221	1,332
Net accounts receivable—Westlake	(32,029)	25,737	27,331
Inventories	1,289	374	283
Prepaid expenses and other current assets	38	(2)	(137)
Accounts payable—third parties	(2,353)	(2,693)	1,569
Accrued and other liabilities	6,915	(5,821)	4,026
Deferred charges and other assets and others, net	(125,162)	(23,036)	(32,140)
Net cash provided by operating activities	280,469	485,001	451,999
Cash flows from investing activities
Additions to property, plant and equipment	(78,817)	(48,971)	(46,821)
Investments with Westlake under the Investment Management Agreement	(10,000)	(40,000)	(174,116)
Maturities of investments with Westlake under the Investment Management Agreement	120,000	—	145,000
Net cash provided by (used for) investing activities	31,183	(88,971)	(75,937)
Cash flows from financing activities
Proceeds from debt payable to Westlake	173,500	219,000	209,250
Repayment of debt payable to Westlake	(173,500)	(219,000)	(209,250)
Distributions to noncontrolling interest retained in OpCo by Westlake	(259,247)	(329,898)	(315,805)
Distributions to unitholders	(66,452)	(66,435)	(66,420)
Net cash used for financing activities	(325,699)	(396,333)	(382,225)
Net decrease in cash and cash equivalents	(14,047)	(303)	(6,163)
Cash and cash equivalents at beginning of the year	58,316	58,619	64,782
Cash and cash equivalents at end of the year	$44,269	$58,316	$58,619
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except unit amounts and per unit data)

1. Description of Business and Significant Accounting Policies
Description of Business
Westlake Chemical Partners LP (the "Partnership") is a Delaware limited partnership formed in March 2014 to operate, acquire and develop ethylene production facilities and related assets. On August 4, 2014, the Partnership completed its initial public offering of 12,937,500 common units representing limited partner interests.
The Partnership owns 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and one common carrier ethylene pipeline (collectively, the "Contributed Assets"). The remaining 77.2% limited partner interest in OpCo is owned by Westlake Corporation. References to "Westlake" refer collectively to Westlake Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Interest expense is capitalized for qualifying assets under construction. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset. Capitalized interest was $79, $197 and $164 for the years ended December 31, 2025, 2024 and 2023, respectively. Repair and maintenance costs are charged to operations as incurred. Gains and losses on the disposal or retirement of property, plant and equipment are reflected in the statement of operations when the assets are sold or retired.
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
Impairment of Goodwill
The accounting guidance requires that goodwill be tested for impairment at least annually, or when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below its carrying amount. The impairment test for the recorded goodwill was performed in the fourth quarter of 2025 and did not indicate impairment of the goodwill. As of December 31, 2025, the Partnership's recorded goodwill was $5,814. See Note 6 for more information on the Partnership's annual goodwill impairment test.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Other Comprehensive Income
The Partnership has not reported consolidated statements of comprehensive income for the years ended December 31, 2025, 2024 and 2023 due to immateriality of the components of other comprehensive income.
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
Recently Adopted Accounting Standard
Income Taxes (ASU No. 2023-09)
In December 2023, the FASB issued an accounting standards update to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, with an early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Partnership adopted this accounting standard in the 2025 annual period and applied the standard prospectively. The adoption of this ASU resulted in additional income tax disclosures (see Note 14).
2. Agreements with Westlake and Related Parties
Ethylene Sales Agreement
OpCo is party to an ethylene sales agreement with Westlake (the "Ethylene Sales Agreement"), which requires Westlake to purchase a minimum volume of ethylene each year equal to 95% of OpCo's planned ethylene production per year (the "Minimum Commitment"), subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year. So long as Westlake is not in default under the Ethylene Sales Agreement, if OpCo's actual production exceeds planned production, Westlake has the option to purchase up to 95% of the excess production (the "Excess Production Option").
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
Pursuant to the Ethylene Sales Agreement, Westlake is obligated to pay for the annual minimum quantity (95% of OpCo's budgeted ethylene production), which is measured on an annual basis. In the event Westlake purchases less than its annual commitment, the Partnership recognizes a buyer deficiency fee ("Buyer Deficiency Fee") representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. The annual commitment is not reduced for a force majeure event affecting OpCo's plants that lasts fewer than 45 consecutive days; however, in the event of such a force majeure event, the Partnership recognizes a Buyer Deficiency Fee representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. Payment of the Buyer Deficiency Fee is scheduled to be received by the Partnership after the conclusion of the year in which the annual commitment was not purchased and taken by Westlake.
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
On October 28, 2025, OpCo and Westlake agreed to renew the Ethylene Sales Agreement through December 31, 2027 in accordance with its terms, which provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term of not less than 12-months' notice.
Feedstock Supply Agreement
OpCo is party to a feedstock supply agreement with Westlake, pursuant to which Westlake sells to OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement (the "Feedstock Supply Agreement"). The Feedstock Supply Agreement provides that OpCo may obtain feedstock from Westlake based on Westlake's total cost of purchasing and delivering the feedstock, including applicable transportation, storage and other costs. Title and risk of loss for all feedstock purchased by OpCo through the Feedstock Supply Agreement passes to OpCo upon delivery to one of three delivery points described in the Feedstock Supply Agreement.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
The Feedstock Supply Agreement has an initial term extending until December 31, 2026 and automatically renews thereafter for successive 12-month terms unless terminated by either party; provided, however, that such agreement can only be renewed in the event the Ethylene Sales Agreement is renewed simultaneously. The Feedstock Supply Agreement may, in certain circumstances, terminate concurrently with the termination of the Ethylene Sales Agreement. On October 28, 2025, OpCo and Westlake agreed to renew the Feedstock Supply Agreement through December 31, 2027 in accordance with its terms, which provide for an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice.
Services and Secondment Agreement
OpCo is party to a Services and Secondment Agreement with Westlake, pursuant to which OpCo provides Westlake with certain services required for the operation of Westlake's facilities; and Westlake provides OpCo with comprehensive operating services for OpCo's facilities, ranging from services relating to the maintenance and operations of the common facilities necessary for the operation of OpCo's units, to making available certain shared utilities such as electricity and natural gas that are necessary for the operation of OpCo's units. Westlake also seconds employees to OpCo to allow OpCo to operate its facilities. Such seconded employees are under the control of OpCo while they work on OpCo's facilities.
In connection with the renewals of the Ethylene Sales Agreement and the Feedstock Supply Agreement, on October 28, 2025, OpCo and certain affiliates of Westlake entered into an amendment to the Services and Secondment Agreement to align the date of expiration of such agreement with the date of expiration term of the Ethylene Sales Agreement. Westlake and OpCo each can terminate the Services and Secondment Agreement under certain circumstances, including if the other party materially defaults on the performance of its obligations and such default continues for a 30-day period.
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
Omnibus Agreement
The Partnership has entered into an Omnibus Agreement with Westlake that addresses (1) Westlake's indemnification of the Partnership for certain matters, including environmental and tax matters, (2) the provision by Westlake of certain management and other general and administrative services to the Partnership and its general partner and (3) the Partnership's reimbursement to Westlake for such services. The Omnibus Agreement also addresses Westlake's right of first refusal on any proposed transfer of the ethylene production facilities that serve Westlake's other facilities and Westlake's right of first refusal on any proposed transfer of the Partnership's equity interests in OpCo. In connection with the renewals of the Ethylene Sales Agreement and the Feedstock Supply Agreement, on October 28, 2025, the Partnership, OpCo and certain affiliates of Westlake also entered into an amendment to the Omnibus Agreement to provide that the Omnibus Agreement would terminate upon termination of the Ethylene Sales Agreement.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)
Investment Management Agreement
The Partnership, OpCo and Westlake are parties to an Investment Management Agreement that authorizes Westlake to invest the Partnership and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $23,378 of invested cash under the Investment Management Agreement at December 31, 2025.
3. Accounts Receivable—Third Parties
Accounts receivable—third parties consist of the following:

	December 31,
	2025	2024
Trade customers	$9,283	$11,757
Allowance for credit losses	(170)	(181)
Accounts receivable, net—third parties	$9,113	$11,576
4. Inventories
Inventories consist of the following:

	December 31,
	2025	2024
Finished products	$2,336	$3,748
Feedstock, additives and chemicals	433	310
Inventories	$2,769	$4,058

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2025	2024
Building and improvements	$18,774	$18,562
Plant and equipment	2,020,193	1,950,479
Other	124,517	118,870
	2,163,484	2,087,911
Less: Accumulated depreciation	(1,293,700)	(1,237,929)
	869,784	849,982
Construction in progress	16,228	53,606
Property, plant and equipment, net	$886,012	$903,588
Depreciation expense on property, plant and equipment of $87,018, $86,253 and $84,511 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
6. Goodwill
The Partnership's goodwill balance was $5,814 at December 31, 2025 and 2024. The Partnership performed its annual goodwill impairment analysis during the fourth quarter of 2025. The Partnership elected to perform a qualitative assessment for its analysis. Based upon this assessment, the Partnership concluded that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount. Factors considered in the qualitative assessment included industry and market considerations, cost factors, including consideration of the Partnership's fixed margin under the Ethylene Sales Agreement, and current and projected financial performance.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

7. Deferred Charges and Other Assets
Deferred charges and other assets, net consist of the following:

	December 31,
	2025	2024
Turnaround costs, net	$213,953	$129,565
Other	7,248	8,063
Deferred charges and other assets, net	$221,201	$137,628
Amortization expense on deferred charges and other assets of $40,960, $25,646 and $25,692 is included in cost of sales in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. Certain other assets are amortized over periods ranging from three to twenty years using the straight-line method.
8. Long-Term Debt
Long-term debt payable to Westlake consists of the following:

	December 31,
	2025	2024
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
On August 4, 2014, OpCo entered into a $600,000 senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. Prior to the OpCo Revolver Amendment, the OpCo Revolver bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.0%. The OpCo Revolver Amendment, among other things, extended the maturity date of the OpCo Revolver from September 25, 2023 to July 12, 2027 and provided for the replacement of LIBOR with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of December 31, 2025, outstanding borrowings under the OpCo Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment.
On April 29, 2015, the Partnership entered into a $300,000 revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver"). In 2017, the Partnership entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300,000 to $600,000. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. Prior to the MLP Revolver Amendment, the MLP Revolver bore interest at a variable rate of either (a) LIBOR plus 2.0% or, if LIBOR were no longer available, (b) the Alternate Base Rate plus 1.0%. The MLP Revolver Amendment, among other things, extended the maturity date of the MLP Revolver from March 19, 2023 to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of December 31, 2025, outstanding borrowings under the MLP Revolver bore interest at SOFR plus the Applicable Margin and credit spread adjustment. The MLP Revolver provides that the Partnership may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that the Partnership maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default.
As of December 31, 2025, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The weighted average interest rate on all long-term debt was 5.8% and 6.4% at December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Partnership had no scheduled maturities of long-term debt until 2027. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
9. Distributions and Net Income Per Limited Partner Unit
On January 27, 2026, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the period from October 1, 2025 to December 31, 2025 of $0.4714 per common unit. This distribution was paid on February 23, 2026 to unitholders of record as of February 6, 2026.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Year Ended December 31,
	2025	2024	2023
Net income attributable to the Partnership	$48,698	$62,392	$54,283
Less:
Limited partners' distribution declared on common units	66,453	66,437	66,421
Distribution in excess of net income	$(17,755)	$(4,045)	$(12,138)
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

	Year Ended December 31, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$66,453	$—	$66,453
Distribution in excess of net income	(17,755)	—	(17,755)
Net income	$48,698	$—	$48,698
Weighted average units outstanding:
Basic and diluted	35,241,505		35,241,505
Net income per limited partner unit:
Basic and diluted	$1.38

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
The Partnership's distribution for each quarter in the year ended December 31, 2025 did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distribution Per Common Unit
Distributions per common unit for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Distributions per common unit	$1.8856	$1.8856	$1.8856

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
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Year Ended December 31,
	2025	2024	2023
Net sales—Westlake	$1,033,276	$950,801	$1,026,655
As of December 31, 2025, OpCo had an annual production deficiency under the Ethylene Sales Agreement for the full year 2025 primarily due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. The total Buyer Deficiency Fee recognized by the Partnership during the twelve months ended December 31, 2025 was $5,835. The Buyer Deficiency Fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. The Buyer Deficiency Fee is classified as a component of net sales—Westlake.
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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Year Ended December 31,
	2025	2024	2023
Feedstock purchased from Westlake and included in cost of sales	$382,698	$310,856	$398,700
Other charges from Westlake and included in cost of sales	133,824	125,702	123,039

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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2025	2024	2023
Services received from Westlake and included in selling, general and administrative expenses	$25,017	$25,654	$27,085
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake which were capitalized as assets relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Year Ended December 31,
	2025	2024	2023
Goods and services purchased from Westlake and capitalized as assets	$7,311	$2,295	$3,660
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $206 and $1,385 was included in the receivable under the Investment Management Agreement balance at December 31, 2025 and 2024, respectively. Total interest earned related to the Investment Management Agreement was $2,539, $5,364 and $4,424 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	December 31,
	2025	2024
Receivable under the Investment Management Agreement	$23,378	$134,557

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any Buyer Deficiency Fee and Shortfall recognized under the Ethylene Sales Agreement.
The Buyer Deficiency Fee of $5,835, as discussed above under "Sales to Related Parties" recognized in the twelve months ended December 31, 2025, was received by the Partnership in January 2026.
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
The Partnership's accounts receivable from Westlake were as follows:

	December 31,
	2025	2024
Accounts receivable—Westlake	$63,571	$31,975
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	December 31,
	2025	2024
Accounts payable—Westlake	$19,132	$20,744
Debt Payable to Related Parties
See Note 8 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the years ended December 31, 2025, 2024 and 2023 was $22,899, $25,701 and $26,501, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At December 31, 2025 and 2024, accrued interest on related party debt was $5,508 and $5,848, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	December 31,
	2025	2024
Long-term debt payable to Westlake	$399,674	$399,674
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $1,705, $1,843 and $1,869 for the years ended December 31, 2025, 2024 and 2023, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

Major Customer and Concentration of Credit Risk
During the years ended December 31, 2025, 2024 and 2023, Westlake accounted for approximately 88.6%, 83.7% and 86.2%, respectively, of the Partnership's net sales.
General
During the years ended December 31, 2025, 2024 and 2023, the Partnership reimbursed $333, $351 and $347, respectively, to Westlake for certain state tax payments.
Other
See Note 10 above for an additional transaction through which a related party acquired common units in a private placement.
12. Unit-based Compensation
The Westlake Chemical Partners LP Long-Term Incentive Plan (the "Plan") was adopted on July 15, 2014 and provides for grants of unit options, restricted units, phantom units, unit awards, distribution equivalent rights ("DERs") and other unit-based awards. The purpose of the Plan is to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage such individuals to devote their best efforts to advancing the business of the Partnership and its affiliates. Awards under the Plan are determined by the board of directors of the Partnership's general partner or a committee thereof (the "Committee"). Under the Plan, DERs may be granted, which represent a contingent right to receive an amount in cash, units, restricted units and/or phantom units, as determined by the Committee at its sole discretion, equal in value to the cash distributions made by the Partnership with respect to a common unit during the period such award is outstanding. The terms and conditions of each award are determined by the Committee. The maximum number of common units of the Partnership that may be delivered with respect to awards under the Plan is 1,270,000. The phantom units along with a corresponding number of DERs were granted to certain non-employee directors of the general partner of the Partnership during the years ended December 31, 2025, 2024 and 2023. These phantom units vest on the first anniversary of the grant date. There were no forfeitures under the Plan during 2025, 2024 and 2023. The total fair value of phantom units that vested during the years ended December 31, 2025, 2024 and 2023 was $322, $423 and $278, respectively.
Non-vested phantom unit awards as of December 31, 2025 and 2024 and changes during the period were as follows:

	Number of Units	Weighted Average Fair Value
Non-vested balance at December 31, 2024	14,646	$23.14
Granted	15,015	21.92
Vested	(14,646)	21.96
Non-vested balance at December 31, 2025	15,015	$19.00
Each phantom unit represents the right to receive, upon vesting, either a cash payment equal to the fair market value of one Partnership common unit or a Partnership common unit. Each DER has distribution rights only so long as the phantom units to which it relates to has not vested or been settled.
The awards, which are classified as liability awards for financial accounting purposes, are measured at fair value on the grant date of the award and are re-measured at each reporting date until they vest based on the market price of the Partnership's units. The total units available for grant at December 31, 2025 were 1,184,657. The total compensation cost recognized during the years ended December 31, 2025, 2024 and 2023 was $301, $373 and $349, respectively, and is included in selling, general and administrative expenses and the related liability is classified as accrued and other liabilities in the consolidated financial statements of the Partnership. The unrecognized compensation cost associated with all grants under the Plan at December 31, 2025 was $169 and the weighted average remaining term of the units at December 31, 2025 was 0.6 years.

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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at December 31, 2025 and December 31, 2024 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$408,780	$399,674	$411,489

14. Income Taxes
The Partnership is a limited partnership and is treated as a partnership for U.S. federal income tax purposes and, therefore, is not liable for entity-level federal income taxes. The Partnership is, however, subject to state and local income taxes.
The components of income tax of the Partnership are as follows:

	Year Ended December 31,
	2025	2024	2023
Current
State and local	$548	$921	$837
Deferred
State and local	(1)	(86)	(24)
Total provision	$547	$835	$813
The Partnership adopted ASU 2023-09 in the 2025 period and applied this standard prospectively. The adoption of this ASU resulted in additional income tax disclosures. The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2025
	Amount	Percentage
Provision for federal income tax, at statutory rate	$62,816	21.0%
State income tax provision, net of federal income tax effect (1)	547	0.2%
Partnership income not subject to entity-level federal income tax	(62,816)	(21.0)%
Total provision	$547	0.2%
____________________________
(1) State income taxes in Kentucky and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The comparative periods are presented under the previous guidance within Accounting Standards Codification 740. The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Year Ended December 31,
	2024	2023
Provision for federal income tax, at statutory rate	$77,699	$70,442
State income tax provision, net of federal income tax effect	835	813
Partnership income not subject to entity-level federal income tax	(77,699)	(70,442)
Total provision	$835	$813
The tax effects of the principal temporary differences between financial reporting and income tax reporting are as follows:

	December 31,
	2025	2024
Property, plant and equipment	$(1,199)	$(1,323)
Turnaround costs	(347)	(223)
Total deferred tax liabilities	$(1,546)	$(1,546)

Balance sheet classifications
Noncurrent deferred tax liability	$(1,546)	$(1,546)
Total deferred tax liabilities	$(1,546)	$(1,546)
15. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $22,199 and $16,920 at December 31, 2025 and 2024, respectively. Accrued maintenance, accrued turnaround costs, and accrued interest on related party debt, which are components of accrued and other liabilities, were $2,764, $6,372, and $5,508, respectively, at December 31, 2025 and $1,458, $933, and $5,848, respectively, at December 31, 2024. No other component of accrued and other liabilities was more than five percent of total current liabilities.
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
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $3,243, $9,863, and $7,809 at December 31, 2025, 2024, and 2023, respectively.
Interest and Income Taxes
Interest paid by the Partnership, net of interest capitalized, was $23,237, $26,528 and $24,537 for the years ended December 31, 2025, 2024 and 2023, respectively. Income tax paid by the Partnership was $873, $831 and $827 for the years ended December 31, 2025, 2024 and 2023, respectively, of which $540, $480 and $480 was paid directly to the tax authorities for the years ended December 31, 2025, 2024 and 2023, and $333, $351 and $347 was paid to Westlake as reimbursements for the years ended December 31, 2025, 2024 and 2023.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership's income taxes paid are presented in accordance with ASU 2023-09 and the standard is applied prospectively. The Partnership's payment of income taxes by jurisdiction is as follows:

Year Ended December 31,
2025
Kentucky	$540
Texas	333
Total income taxes paid	$873
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $920, $758 and $5,079 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Sales to Westlake accounted for more than 10% of sales in the OpCo segment, totaling $1,033,276, $950,801 and $1,026,655 for the years ended December 31, 2025, 2024 and 2023, respectively. Consolidated net sales and provision for income taxes as disclosed in the consolidated statements of operations and depreciation and amortization and additions to property, plant and equipment as disclosed in the consolidated statements of cash flows are fully attributed to the OpCo segment, and as such, separate OpCo segment amounts are not repeated in the tables below.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands of dollars, except unit amounts and per unit data)

The accounting policies of the OpCo segment are the same as those described in Note 1.

	Year Ended December 31,
	2025	2024	2023
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$690,869	$605,058	$693,129
Depreciation and amortization	127,978	111,899	110,203
Total cost of sales	818,847	716,957	803,332
Selling, general and administrative expenses	24,853	24,699	26,217
Other segment items (1)	(582)	(3,005)	(1,786)

Interest expense—Westlake
OpCo	$1,316	$1,410	$1,496
Corporate	21,583	24,291	25,005
	$22,899	$25,701	$26,501

Net income
OpCo	$323,577	$397,245	$363,028
A reconciliation of total segment net income to consolidated net income is as follows:

	Year Ended December 31,
	2025	2024	2023
Net income from OpCo	$323,577	$397,245	$363,028
Corporate net loss	(25,001)	(28,086)	(28,402)
Net income	$298,576	$369,159	$334,626

	December 31,
	2025	2024
Total assets
OpCo	$1,222,123	$1,238,420
Corporate	34,410	49,536
	$1,256,533	$1,287,956

_____________________________
(1)Other segment items includes interest expense—Westlake, other income, net and provision for income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management's report on internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K. In addition, PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their report that appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended December 31, 2025, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
We reimburse our general partner and its affiliates, including Westlake, for all expenses they incur and payments they make on our behalf. The Partnership Agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. For the year ended December 31, 2025, we paid approximately $226.1 million for such expenses. These expenses include those we and OpCo incur under the Services and Secondment Agreement and the Omnibus Agreement, including salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by Westlake.
In evaluating director candidates for our general partner, Westlake will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
Executive Officers and Directors of Our General Partner
The following table shows information for the executive officers and directors of our general partner as of February 27, 2026. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. The Executive Chairman of the Board of Directors and the Senior Chairman of the Board of Directors are brothers. Otherwise, there are no familial relationships among any of our general partner's directors or executive officers. Some of the directors and most of the executive officers of our general partner also serve as executive officers of Westlake. The directors and executive officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Westlake. Please read "Item 1A. Risk Factors—Risks Relating to Our Partnership Structure." Each director and executive officer of our general partner will be fully indemnified by us for actions associated with being a director or executive officer to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

Name	Age (as of February 27, 2026)	Position With Our General Partner
M. Steven Bender	69	Executive Vice President, Chief Financial Officer and Director
Albert Y. Chao	76	Executive Chairman of the Board of Directors
James Y. Chao	78	Senior Chairman of the Board of Directors
L. Benjamin Ederington	55	Executive Vice President, Legal and External Affairs and Director
G. Stephen Finley	75	Director
Lisa A. Friel	59	Director
Jean-Marc Gilson	62	President, Chief Executive Officer and Director
Jeffrey A. Holy	46	Vice President and Chief Accounting Officer
Amy E. Moore	48	Vice President, Olefins and Polyethylene
Randy G. Woelfel	70	Director
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

L. Benjamin Ederington. Mr. Ederington has been our general partner's Executive Vice President, Legal and External Affairs since May 2025 and a director since our general partner's formation in March 2014. Mr. Ederington served as our general partner's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer from May 2023 to May 2025; Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from March 2022 to May 2023; Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from February 2021 to March 2022; and as Vice President, General Counsel and Secretary from March 2014 to February 2021. Mr. Ederington has also been Westlake's Executive Vice President, Legal and External Affairs since April 2025. From April 2023 to April 2025, Mr. Ederington served as Westlake's Executive Vice President, Performance and Essential Materials, General Counsel and Chief Administrative Officer; from March 2022 to April 2023, he was its Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from July 2017 to March 2022, he was its Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; from December 2015 to July 2017, he was its Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; and, from October 2013 to December 2015, he was its Vice President, General Counsel and Corporate Secretary. Prior to joining Westlake, he held a variety of senior legal positions at LyondellBasell Industries, N.V. and its predecessor companies, LyondellBasell Industries AF SCA and Lyondell Chemical Company, including most recently as Associate General Counsel, Commercial & Strategic Transactions. He began his legal career more than 25 years ago at the law firm of Steptoe & Johnson, LLP. Mr. Ederington holds a B.A. from Yale University and received his J.D. from Harvard University.
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
Jean-Marc Gilson. Mr. Gilson has been our general partner's President and Chief Executive Officer and a director since July 2024. Mr. Gilson has also served as President and Chief Executive Officer of Westlake since July 2024 and a director since February 2026. Prior to joining Westlake, Mr. Gilson served as President, Chief Executive Officer and Representative Director of Mitsubishi Chemical Group Corporation (formerly known as Mitsubishi Chemical Holdings Corporation), from April 2021 until April 2024. From September 2014 until December 2020, Mr. Gilson served as Chief Executive Officer of Roquette Frères. Before that, Mr. Gilson served as Vice-Chairman and Chief Operating Officer of NuSil Technology LLC. Earlier in his career, Mr. Gilson held various leadership roles at Dow Corning Corporation, including as Executive Vice President, Specialty Chemicals Business, before becoming Chief Executive Officer of Avantor Performance Materials, Inc. Mr. Gilson holds a Master of Science in Chemical Engineering from the University of Liege in Belgium and a Master of Business Administration from the International Institute for Management Development in Switzerland.
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

Amy E. Moore. Ms. Moore has been our general partner's Vice President, Olefins and Polyethylene since August 2025. In addition, Ms. Moore has been Westlake's Vice President, Olefins and Polyethylene since April 2025. From March 2022 to April 2025, Ms. Moore served as Westlake's Vice President, Polyethylene; from November 2019 to March 2022 she was its Business Director, Polyethylene; from August 2018 to October 2019 she was its Business Manager, Polyethylene; and from August 2010 to July 2018 she was its Commercial Manager, Olefins Products. Prior to joining Westlake, Ms. Moore held a number of positions in manufacturing, sales and business planning at Chevron Phillips Chemical Company in their Olefins and Polyethylene division. Ms. Moore holds a B.S. in Chemical Engineering and a Masters of Business Administration from Lamar University.
Randy G. Woelfel. Mr. Woelfel has been a director of our general partner since November 2019 and serves on the audit and conflicts committees. Mr. Woelfel served as a director of Black & Veatch Holding Company from March 2013 to December 2025 and was Chief Executive Officer and a director of NOVA Chemicals Corporation from November 2009 until May 2014. Prior to joining NOVA, Mr. Woelfel was Managing Director of Energy for the Houston Technology Center and President of Cereplast, Inc. He began his career with Shell Oil Company in 1977. While at Shell Oil and affiliated companies, he served in a variety of senior positions, including President of Basell International, President of Basell North America and as a board member of numerous Basell International petrochemical ventures. Since 2014, Mr. Woelfel has provided services as a business consultant through Woelfel Associates Inc., a company that provides strategic advice to boards of directors and businesses. Mr. Woelfel received a Bachelor of Science degree in Chemical Engineering from Rice University and a Master's degree in Management from the Massachusetts Institute of Technology.
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
NYSE Corporate Governance Listing Standards
The NYSE requires the chief executive officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2025 without qualification. You can also find information about us at the offices of the NYSE, 20 Broad Street, New York, New York 10005 or at the NYSE's Internet site (www.nyse.com).
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

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common units to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common units. Based solely on a review of the copies of such reports filed electronically with the SEC and representations that no other reports were required, we believe that all of our directors and executive officers complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act during 2024 and 2025, except that Mr. Gilson filed, in each case after the time prescribed, a Form 4 reporting six acquisitions of common units, and a Form 4/A reporting one acquisition of common units.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Neither we nor our general partner directly employ any of the persons responsible for managing our business. All of our general partner's executive officers are employees of Westlake. In accordance with the terms of the Omnibus Agreement with Westlake, effective August 4, 2014, as amended, we reimburse Westlake for compensation-related expenses attributable to the portion of our executive officers' time dedicated to providing services to us. In connection with Westlake's annual budget process, Westlake determines a budgeted allocation rate, which represents an estimated average percentage of expected time that will be spent by each of the executive officers on our business during the succeeding year. The executive officers provide input as to what those estimated percentages should be. Those estimates are revised each year based on historical experience and business plans for the following year. The executive officers do not keep logs of their time spent on our matters. Since the allocation rate is initially estimated, the actual time spent by an executive officer on our behalf may vary from the budgeted allocation rate, and we may recognize an adjustment at the end of the year if allocating more or less of that executive officer's compensation than the actual percentage of his time spent on our behalf in a given year. During 2025, Mr. Jean-Marc Gilson devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us and Mr. Steven Bender devoted approximately 10% of his total business time to our general partner, our consolidated subsidiaries (including OpCo) and us. The allocation of the executive officers' time in future years and, in turn, future compensation allocations, may differ from the time and compensation allocated for each executive officer in 2025.
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
Named Executive Officers
For 2025, our named executive officers ("NEOs") consisted of our general partner's principal executive officer, Mr. Jean-Marc Gilson, and our general partner's principal financial officer, Mr. Steven Bender. The compensation allocated to us in 2025 for each of the other executive officers of our general partner did not exceed $100,000. Therefore, none of the other executive officers are considered NEOs for 2025.
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
External Advisors
To assist the Westlake Compensation Committee in respect of its oversight responsibilities, the Westlake Compensation Committee periodically utilizes the services of independent third-party compensation consultants to conduct compensation surveys and determine compensation trends, analyze and assess Westlake's compensation systems and programs (which includes the compensation of the Westlake Executives), review current legal, accounting and administrative matters associated with executive compensation and offer opinions as to the effectiveness and competitiveness of the program. For 2025, the Westlake Compensation Committee directly engaged the services of Willis Towers Watson as a compensation consultant to advise the Westlake Compensation Committee on executive compensation matters. Willis Towers Watson assists the Westlake Compensation Committee by providing comparative market data on compensation programs and practices of peer competitors, the broader-based chemical and building products industries and general industry. Willis Towers Watson also assists Westlake with general compensation consultation regarding employees other than the Westlake NEOs. In 2025, Westlake paid Willis Towers Watson approximately $227,000 for compensation advisory services and approximately $3.7 million for other services (primarily related to due diligence and integration support and the administration of Westlake's legacy defined benefit retirement plans). The decision to engage Willis Towers Watson for the non-executive-compensation services of Westlake was made by Westlake management and approved by the Westlake Compensation Committee. In February 2026, the Westlake Compensation Committee assessed whether the work of Willis Towers Watson for Westlake during 2025 raised any conflict of interest and concluded that no conflict of interest exists.
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
The following companies from both the chemicals and building products industries made up the Peer Group as adopted by the Westlake Compensation Committee in November 2024 for purposes of determining compensation for the Westlake NEOs for 2025:

Builders FirstSource, Inc.	LyondellBasell Industries N.V.
Celanese Corporation	Masco Corporation
The Chemours Company	The Mosaic Company
Dow Inc.	Olin Corporation
DuPont de Nemours, Inc.	Owens Corning
Eastman Chemical Company	PPG Industries, Inc.
Ecolab Inc.	RPM International Inc.
Huntsman Corporation	The Sherwin-Williams Company
As recommended by Willis Towers Watson, the 2025 Peer Group reflects no changes from the previous year. Going forward, the Westlake Compensation Committee will continue to evaluate and make changes in the Peer Group as warranted to reflect changes in the size, business profile and publicly-listed status of the companies to help ensure that companies comparable in size and business profile to Westlake are included and continue to be appropriate for the compensation decision-making process.

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

Base Pay—This element is the principal cash compensation component of Westlake's program and is designed to provide the Westlake Executive with a market-competitive minimum level of compensation. In setting base pay rates for 2025, the Westlake Compensation Committee considered the Reference Points, the scope and range of responsibility, accountability and business impact of the position as well as current economic conditions to aid it in evaluating and matching the positions with the market and setting fair-market competitive base pay targets. In setting base pay rates for Westlake Executives, the Westlake Compensation Committee has determined that, based on advice of its independent consultant, Willis Towers Watson, the base pay of the Westlake Executives can generally be considered as competitive if targeted to be within 90% to 110% of the 50th percentile of the market depending on the performance of the individual Westlake Executive, the magnitude of adjustments deemed necessary by the Westlake Compensation Committee to ensure retention of the Westlake Executive and the performance of Westlake. The Westlake Compensation Committee also recognizes that market pricing is an inexact science and that base pay above or below that range may be required to meet market demand or to recognize individual performance or experience levels. The Westlake Compensation Committee does not set a specific fixed target percentage for any of the Westlake NEOs but generally works to set the base pay of each Westlake NEO to be within the range at its discretion based upon market and performance factors. Base pay is evaluated on an annual basis using then current market information, and the Westlake Compensation Committee may authorize an adjustment to:
•ensure that the Westlake Executive's current base pay is within the acceptable target level as determined by the Westlake Compensation Committee;
•ensure internal equity;
•recognize individual performance and contributions; or
•recognize changes in responsibility or the scope of the Westlake Executive's position.
For additional information regarding compensation decisions made by the Westlake Compensation Committee during 2025, including Westlake's equity awards and annual and quarterly cash incentive plans, see the proxy statement that is expected to be filed by Westlake in connection with its 2026 annual meeting of stockholders. In February 2026, the Westlake Compensation Committee elected to increase the base salary for Mr. Gilson to $1,340,000 from $1,300,000 and for Mr. Bender to $809,000 from $785,000.
Employment Agreements; Termination or Change-in-Control Arrangements
Employment Agreements—Westlake does not have employment agreements with any of the Westlake NEOs; however, each Westlake Executive, including each of the Westlake NEOs, is typically provided an offer letter of employment containing the principal elements of the employment arrangement, including compensation.
Termination or Change-in-Control Arrangements—Although none of the offer letters contain a provision for payments by us upon termination or a change in control, in 2023, following shareholder approval, Westlake incorporated change in control provisions into its annual cash incentive plan and long-term equity incentive plan that provide for certain benefits on a qualifying termination of employment within a twenty-four-month period following a change in control of Westlake for awards that are assumed or replaced with equivalent awards or protections in connection with a change in control of Westlake if such awards were not assumed or replaced with equivalent awards. Furthermore, award agreements under Westlake's long-term equity incentive plan contain provisions that provide for certain accelerated vesting benefits in the event of termination by reason of death, normal retirement or, in certain circumstances, without cause, and Westlake's annual cash incentive plan provides for the payment of a prorated bonus and certain banked amounts in the event of termination by reason of death, permanent disability, normal retirement or an approved reduction-in-force. For additional information on termination and change in control provisions, see the section titled "2025 Potential Payments Upon Termination or Change in Control" of the proxy statement that is expected to be filed by Westlake in connection with its 2026 annual meeting of stockholders. We are not required to reimburse Westlake for any portion of such benefits that may become payable to our NEOs either in connection with or following a termination of employment or a change in control of Westlake.

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
THE BOARD OF DIRECTORS OF
WESTLAKE CHEMICAL PARTNERS GP LLC

M. Steven Bender
Albert Y. Chao
James Y. Chao
L. Benjamin Ederington
G. Stephen Finley
Lisa A. Friel
Jean-Marc Gilson
Randy G. Woelfel

Executive Compensation
The compensation of our NEOs included in the tables below is established by Westlake as described above. We have included in the following tables the full base salary paid by Westlake to each of the NEOs, together with an estimate of the approximate time spent by each NEO on our behalf. The following table provides information regarding the NEO compensation actually allocated to us during 2025, 2024 and 2023.
Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Portion Allocation (2)	Total (3)
M. Steven Bender Executive Vice President and Chief Financial Officer	2025	$778,077	10.0%	$77,807
	2024	749,231	10.0%	74,923
	2023	721,000	10.0%	72,100
Jean-Marc Gilson President and Chief Executive Officer	2025	$1,288,462	10.0%	$128,846
	2024	528,846	5.0%	26,442

______________________________
(1)See "Compensation Discussion and Analysis—Establishing Compensation Levels—Base Pay" for more information on base salary.
(2)See "Compensation Discussion and Analysis—Overview" for more information on the portion of base salary allocated to us by Westlake.
(3)Mr. Gilson was appointed President and Chief Executive Officer of our General Partner on July 15, 2024; the total for Mr. Gilson reflects the portion of his base salary allocated to us by Westlake for the periods from January 1, 2025 through December 31, 2025 and from July 15, 2024 through December 31, 2024. The totals for Mr. Bender reflect the portion of his base salary allocated to us by Westlake for the periods from January 1, 2025 through December 31, 2025, from January 1, 2024 through December 31, 2024 and from January 1, 2023 through December 31, 2023.
Director Compensation
Officers or employees of Westlake or its affiliates who also serve as directors do not receive additional compensation for such service. The directors who are not also officers or employees of Westlake or its affiliates (i.e., Ms. Friel and Messrs. Finley and Woelfel) receive compensation from our general partner for their service.
In 2025, Messrs. Finley and Woelfel and Ms. Friel each received an annual cash retainer of $100,000 and a grant of phantom unit awards under the LTIP with a grant date fair value of $110,000. All phantom unit awards vest on the first anniversary of their grant date. Mr. Finley, the audit committee chairman, received an additional cash retainer of $20,000.
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to the Partnership Agreement.

The following table sets forth a summary of the compensation paid to non-employee directors in 2025:

Name	Fees Earned or Paid in Cash	Phantom Unit Awards (1)	All Other Compensation (2)	Total
G. Stephen Finley	$120,000	$110,000	$9,321	$239,321
Lisa A. Friel	100,000	110,000	9,321	219,321
Randy G. Woelfel	100,000	110,000	9,321	219,321

______________________________
(1)The amounts reflected in this column represent the grant date fair value of phantom unit awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718, as the product of (i) the number of phantom units granted and (ii) the average of the high and low prices of our common units reported on the New York Stock Exchange on the grant date. For a discussion of the related valuation assumptions, please see Note 12, "Unit-based Compensation," to our Consolidated Financial Statements included in this report. As of December 31, 2025, Ms. Friel and Messrs. Finley and Woelfel each held 5,005 phantom units, which will become fully vested on August 6, 2026.
(2)The amounts reflected in this column represent the amount of cash paid with respect to distribution equivalent rights granted in tandem with the phantom unit awards.
CEO Pay Ratio Analysis
The table below sets forth comparative information regarding: (1) the annual total compensation of our Chief Executive Officer, Mr. Gilson, for the year ended December 31, 2025, determined on the basis set forth below; (2) the median of the annual total compensation of all seconded employees of Westlake that provide services to OpCo under the Services and Secondment Agreement, which excludes our Chief Executive Officer, for the year ended December 31, 2025, determined on the basis described below; and (3) a ratio comparison of those two amounts. These amounts were determined in accordance with rules prescribed by the SEC.
Neither we nor OpCo have any employees. However, for purposes of this disclosure, we have included the employees of Westlake and its other affiliates who are seconded to OpCo under the Services and Secondment Agreement for the production of ethylene (the "Seconded Employees"). For purposes of determining the median of the annual total compensation of our Seconded Employee population, excluding our Chief Executive Officer, for the year ended December 31, 2025, we referred to the same employee who was identified as our median Seconded Employee for 2024. We determined that there have been no changes to the Seconded Employee population or Seconded Employee compensation arrangements in 2025 that we believe would significantly impact our pay ratio disclosure and thus require identification of a new median employee. The applicable SEC rules require us to identify the median Seconded Employee by using either annual total compensation for all such employees or another consistently applied compensation measure. For these purposes, we used total taxable earnings, plus certain non-taxable items, including retirement plan contributions and perquisites, as determined from the payroll records of Westlake and its affiliates providing the services of the Seconded Employees to OpCo for the period from January 1, 2024 through December 31, 2024 (the "Measurement Date"), as our consistently applied compensation measure. We included all Seconded Employees of Westlake who provided services to OpCo as of the Measurement Date whether employed on a full-time, part-time or seasonal basis. We did not use statistical sampling or include any cost-of-living adjustments for purposes of this determination. After identifying the median Seconded Employee as of the Measurement Date, based on the process described above, we calculated 2025 total compensation for the median Seconded Employee and our Chief Executive Officer using the same methodology we used for determining total compensation for 2025 for our NEOs as set forth in the Summary Compensation Table.

Chief Executive Officer annual total compensation (A)	$128,846
Median annual total compensation of all employees (excluding Chief Executive Officer) (B)	$208,738
Ratio of (A) to (B)	0.62

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 27, 2026, the beneficial ownership of our outstanding common units and subordinated units held by:
•our general partner;
•Westlake;
•each director and named executive officer of our general partner; and
•all of the directors and executive officers of our general partner as a group.
We report the amounts and percentage of units beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The rules of the SEC deem a person a "beneficial owner" of a security if that person has or shares "voting power" that includes the power to vote or to direct the voting of the security, or "investment power" that includes the power to dispose of or to direct the disposition of the security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 27, 2026, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner listed below is 2801 Post Oak Boulevard, Suite 600, Houston, Texas 77056. None of the units beneficially owned as set forth below is pledged as security.

Name of Beneficial Owner	Number of Common Units of Westlake Chemical Partners LP Beneficially Owned		Percentage of Common Units Beneficially Owned
Westlake Corporation	14,122,230	(1)	40.1%
Westlake Chemical Partners GP LLC	—		—
M. Steven Bender	14,000		*
Albert Y. Chao	175,528	(2)	*
James Y. Chao	0		*
L. Benjamin Ederington	12,000		*
G. Stephen Finley	31,930		*
Lisa A. Friel	7,163		*
Jean-Marc Gilson	11,803		*
Randy G. Woelfel	23,913		*
All current directors and executive officers as a group (10 persons)	276,337		0.8%

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

The following table sets forth, as of February 27, 2026, the number of shares of common stock of Westlake Corporation beneficially owned by each beneficial owner of more than 5% of the common stock of Westlake Corporation, each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner	Number of Shares of Common Stock of Westlake Beneficially Owned (1)		Percent of Class
TTWF LP and TTWFGP LLC	93,405,554	(2)	72.6%
M. Steven Bender	130,159		*
Albert Y. Chao	1,156,775		*
James Y. Chao	138,265		*
L. Benjamin Ederington	177,887		*
G. Stephen Finley	—		—
Lisa A. Friel	—		—
Jean-Marc Gilson	8,709		*
Randy G. Woelfel	—		—
All current directors and executive officers as a group (10 persons)	1,630,965		1.3%

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
TTWF LP and TTWFGP LLC 2801 Post Oak Boulevard, Suite 150 Houston, Texas 77056	15,524,099 (1)	44.1%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	5,264,187 (2)	14.9%

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

Plan Category	Number of units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	15,015	$—	1,184,657
Equity compensation plan not approved by security holders	—	N/A	—
Total	15,015	$—	1,184,657

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
Assuming we have sufficient available cash to pay the full minimum quarterly distribution of $0.2750 per unit on all of our outstanding units for four quarters, Westlake would receive an aggregate annual distribution of approximately $15.5 million on its common units. During 2025, we made aggregate distributions of $1.8856 per unit to all of our unitholders, resulting in Westlake receiving approximately $26.6 million.
Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. Except to the extent specified in the Omnibus Agreement or the Services and Secondment Agreement, our general partner will determine the expenses that are allocable to us in good faith, but there is no limit on the amount of expenses for which our general partner and its affiliates will be reimbursed. For the year ended December 31, 2025, we paid approximately $226.1 million for such expenses.
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

Agreements with Westlake
Except as otherwise indicated, the agreements described below became effective on August 4, 2014, concurrent with the closing of the IPO. For amounts paid by us or Westlake, as applicable, under the agreements described below, see Note 11, "Related Party Transactions," to our Consolidated Financial Statements.
Ethylene Sales Agreement
OpCo and Westlake are parties to the Ethylene Sales Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice. On October 28, 2025, OpCo and Westlake agreed to renew the Ethylene Sales Agreement through December 31, 2027 in accordance with its terms. The Ethylene Sales Agreement requires Westlake to purchase OpCo's planned ethylene production each year, subject to certain exceptions and a maximum commitment of 3.8 billion pounds per year, less product sold by OpCo to third parties equal to approximately 5% of the annual output. Westlake's purchase price for its minimum commitment of ethylene under the Ethylene Sales Agreement includes a $0.10 per pound margin, the total costs incurred by OpCo for the feedstock and natural gas to produce each pound of ethylene (subject to a usage cap and a floor), and estimated operating costs, maintenance capital expenditures and other turnaround expenditures, less net proceeds from co-products sales. This purchase price is not designed to cover capital expenditures for expansion. Variable costs not incurred by OpCo due to a deficiency in purchases by Westlake are rebated to Westlake. Under specified circumstances, unrecovered costs may be carried forward for recovery in subsequent years. If OpCo's actual production is in excess of planned ethylene production, Westlake has the option to purchase up to 95% of production in excess of planned production. The price for the sale of such excess ethylene to Westlake is based on a formula similar to that used for the minimum purchase commitment, with the exception of certain fixed costs.
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
Feedstock Supply Agreement
OpCo and Westlake are parties to the Feedstock Supply Agreement, which has an initial term through December 31, 2026 and automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12-months' notice. On October 28, 2025, OpCo and Westlake agreed to renew the Feedstock Supply Agreement through December 31, 2027 in accordance with its terms. Under the Feedstock Supply Agreement, Westlake sells OpCo ethane and other feedstock in amounts sufficient for OpCo to produce the ethylene to be sold under the Ethylene Sales Agreement. The price at which ethane and feedstock is sold includes an indexed price for spot gas liquids at Mont Belvieu and applicable transportation, storage and other costs.
Services and Secondment Agreement
OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which OpCo provides Westlake with various utilities and utility services in exchange for Westlake providing OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement. In connection with the renewals of the Ethylene Sales Agreement and the Feedstock Supply Agreement, on October 28, 2025, OpCo and certain affiliates of Westlake entered into an amendment to the Services and Secondment Agreement to align the date of expiration of such agreement with the date of expiration of the Ethylene Sales Agreement. Pursuant to the Services and Secondment Agreement, certain subsidiaries of Westlake have agreed to indemnify OpCo for certain liabilities incurred in connection with the performance of Westlake's services under such agreement.

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
Omnibus Agreement
We, OpCo and Westlake are parties to the Omnibus Agreement, pursuant to which we granted Westlake, among other things, a right of first refusal on any proposed transfer of (1) our equity interests in OpCo, (2) the ethylene production facilities that serve Westlake's other facilities or (3) certain other assets we may acquire from Westlake. The Omnibus Agreement also provides for reimbursement to Westlake for the provision of various administrative services and direct expenses incurred on our behalf and in connection with the operation of our business, including, but not limited to, legal, accounting services, audit services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs. Under the Omnibus Agreement, Westlake will indemnify us against certain environmental and other losses that occurred or existed prior to August 4, 2014, and we will indemnify Westlake against certain environmental and other losses for which Westlake is not otherwise obligated to indemnify us and certain other losses and liabilities to the extent resulting from the provision of services by Westlake to us. In connection with the renewals of the Ethylene Sales Agreement and the Feedstock Supply Agreement, on October 28, 2025, the Partnership, OpCo and certain affiliates of Westlake entered into an amendment to the Omnibus Agreement to provide that the Omnibus Agreement would terminate upon termination of the Ethylene Sales Agreement.
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
OpCo Revolver
On August 4, 2014, OpCo entered into a $600.0 million senior unsecured revolving credit facility agreement with Westlake (as subsequently amended, the "OpCo Revolver"). The OpCo Revolver matures on July 12, 2027. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or (b) if SOFR is no longer available, the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
MLP Revolver
On April 29, 2015, we entered into a $300.0 million revolving credit facility agreement with an affiliate of Westlake (as subsequently amended, the "MLP Revolver") to fund our purchase of an additional 2.7% newly-issued, limited partner interest in OpCo for approximately $135.3 million. In 2017, we entered into an amendment to the MLP Revolver credit agreement, increasing borrowing capacity from $300.0 million to $600.0 million. On March 29, 2019, we borrowed approximately $123.5 million under the MLP Revolver to partially fund the purchase of the additional 4.5% interest in OpCo. The MLP Revolver matures on July 12, 2027. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or (b) if SOFR is no longer available, the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on our Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan.

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
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the 2025 and 2024 audits and fees billed by PricewaterhouseCoopers LLP for other services rendered in the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Audit fees (1)	$882,000	$912,000
Audit-related fees	—	—
Tax fees (2)	446,716	384,015
All other fees	—	—
Total	$1,328,716	$1,296,015

______________________________
(1)Audit fees represent fees billed for professional services rendered for the audits of our annual consolidated financial statements, audit of internal controls and quarterly review of our consolidated financial statements in 2025 and 2024 and review of a registration statement filed with the SEC in 2024.
(2)Tax fees represent tax services with respect to the preparation of the Partnership's 2024 K-1 and K-3 statements in 2025 and the preparation of the Partnership's 2023 K-1 and K-3 statements in 2024 and tax consulting and compliance services in 2025 and 2024.
Audit Committee Pre-Approval Policy
The charter of the audit committee of our general partner's board of directors, which is available on our website at www.wlkpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent registered public accounting firm. The audit committee pre-approved all services provided by PricewaterhouseCoopers during the fiscal year ended December 31, 2025.

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

10.1.1
First Amendment to Omnibus Agreement, dated as of October 28, 2025 (incorporated by reference to Exhibit 10.4 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on October 30, 2025).

10.2
Services and Secondment Agreement by and among Westlake Chemical OpCo LP, Westlake Management Services, Inc., Westlake Vinyls, Inc., WPT LLC and Westlake Petrochemicals LLC (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

10.2.1
First Amendment to Services and Secondment Agreement, dated as of October 28, 2025 (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on October 30, 2025).

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

Exhibit No.	Description
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

19
Westlake Chemical Partners LP Insider Trading Policy (incorporated by reference to Exhibit 19 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 5, 2025, File No. 001-36567).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	March 4, 2026	/S/ JEAN-MARC GILSON
Jean-Marc Gilson President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEAN-MARC GILSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
Jean-Marc Gilson

/S/ M. STEVEN BENDER	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 4, 2026
M. Steven Bender

/S/ JEFFREY A. HOLY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2026
Jeffrey A. Holy

/S/ L. BENJAMIN EDERINGTON	Executive Vice President, Legal and External Affairs and Director	March 4, 2026
L. Benjamin Ederington

/S/ JAMES CHAO	Senior Chairman of the Board of Directors	March 4, 2026
James Chao

/S/ ALBERT CHAO	Executive Chairman of the Board of Directors	March 4, 2026
Albert Chao

/S/ G. STEPHEN FINLEY	Director	March 4, 2026
G. Stephen Finley

/S/ LISA FRIEL	Director	March 4, 2026
Lisa Friel

/S/ RANDY WOELFEL	Director	March 4, 2026
Randy Woelfel