Form 10-Q
period 2026-03-31
Westlake Chemical Partners LP
filed 2026-05-06
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,245,879 common units outstanding as of April 29, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$44,290	$44,269
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	36,441	23,378
Accounts receivable, net—Westlake	45,082	63,571
Accounts receivable, net—third parties	19,778	9,113
Inventories	3,093	2,769
Prepaid expenses and other current assets	219	406
Total current assets	148,903	143,506
Property, plant and equipment, net	871,606	886,012
Goodwill	5,814	5,814
Deferred charges and other assets, net	209,375	221,201
Total assets	$1,235,698	$1,256,533
LIABILITIES
Current liabilities
Accounts payable—Westlake	$8,706	$19,132
Accounts payable—third parties	10,239	9,970
Accrued and other liabilities	21,847	22,199
Total current liabilities	40,792	51,301
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,520	1,546
Other liabilities	1,326	1,660
Total liabilities	443,312	454,181
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,123,649 and 21,123,649 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	459,382	460,848
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	39,280	40,260
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	256,090	258,536
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	536,296	543,816
Total equity	792,386	802,352
Total liabilities and equity	$1,235,698	$1,256,533
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$263,091	$190,781
Net co-products, ethylene and other sales—third parties	42,584	46,848
Total net sales	305,675	237,629
Cost of sales	211,916	183,548
Gross profit	93,759	54,081
Selling, general and administrative expenses	7,190	7,474
Income from operations	86,569	46,607
Other income (expense)
Interest expense—Westlake	(5,085)	(5,537)
Other income, net	348	1,346
Income before income taxes	81,832	42,416
Provision for income taxes	177	107
Net income	81,655	42,309
Less: Net income attributable to noncontrolling interest in OpCo	67,486	37,361
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,169	$4,948
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.40	$0.14
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,123,649	21,116,326
Common units—Westlake	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2025	$460,848	$40,260	$(242,572)	$543,816	$802,352
Net income	8,492	5,677	—	67,486	81,655
Distribution to unitholders	(9,958)	(6,657)	—	—	(16,615)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,006)	(75,006)
Balances at March 31, 2026	$459,382	$39,280	$(242,572)	$536,296	$792,386

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in thousands of dollars)
Cash flows from operating activities
Net income	$81,655	$42,309
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	34,299	27,068
Loss from disposition of property, plant and equipment	61	103
Other losses, net	70	137
Changes in operating assets and liabilities
Accounts receivable—third parties	(10,761)	(1,553)
Net accounts receivable—Westlake	8,000	(1,164)
Inventories	(324)	1,325
Prepaid expenses and other current assets	187	243
Accounts payable—third parties	(290)	36,942
Accrued and other liabilities	(2,208)	45,892
Deferred charges and other assets and others, net	(491)	(105,521)
Net cash provided by operating activities	110,198	45,781
Cash flows from investing activities
Additions to property, plant and equipment	(5,556)	(15,956)
Investments with Westlake under the Investment Management Agreement	(13,000)	—
Maturities of investments with Westlake under the Investment Management Agreement	—	30,000
Net cash provided by (used for) investing activities	(18,556)	14,044
Cash flows from financing activities
Proceeds from debt payable to Westlake	40,500	54,000
Repayment of debt payable to Westlake	(40,500)	(54,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(75,006)	(51,906)
Distributions to unitholders	(16,615)	(16,611)
Net cash used for financing activities	(91,621)	(68,517)
Net increase (decrease) in cash and cash equivalents	21	(8,692)
Cash and cash equivalents at beginning of period	44,269	58,316
Cash and cash equivalents at end of period	$44,290	$49,624
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
The Partnership owns a 22.8% limited partner interest in Westlake Chemical OpCo LP ("OpCo") and a 100% interest in Westlake Chemical OpCo GP LLC ("OpCo GP"), which is the general partner of OpCo. OpCo owns three ethylene production facilities and one common carrier ethylene pipeline. The remaining 77.2% limited partner interest in OpCo is owned by Westlake Corporation. References to "Westlake" refer collectively to Westlake Corporation and its subsidiaries, other than the Partnership, OpCo and OpCo GP.
OpCo and Westlake entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which the Partnership generates a substantial majority of its revenue. For more information, see Note 8.
Basis of Presentation
The accompanying unaudited consolidated interim financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim periods. Accordingly, certain information and footnotes required for complete financial statements under generally accepted accounting principles in the United States ("U.S. GAAP") have not been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Partnership included in the annual report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"), filed with the SEC on March 4, 2026. These financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the notes to the consolidated financial statements of the Partnership for the fiscal year ended December 31, 2025.
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025 and the changes in its cash position for the three months ended March 31, 2026 and 2025.
Results of operations and changes in cash position for the interim periods presented are not necessarily indicative of the results that will be realized for the fiscal year ending December 31, 2026 or any other interim period. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates.

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
Recently Adopted Accounting Pronouncement
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU No. 2025-05)
In July 2025, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to add a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Partnership adopted the standard electing a practical expedient effective January 1, 2026, and the adoption of this accounting standard did not have a material impact on its consolidated statements of financial position, results of operations, or cash flows, or on related financial statement disclosures.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consisted of the following:

	March 31, 2026	December 31, 2025
Trade customers	$20,044	$9,283
Allowance for credit losses	(266)	(170)
Accounts receivable, net—third parties	$19,778	$9,113
3. Inventories
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Finished products	$2,542	$2,336
Feedstock, additives and chemicals	551	433
Inventories	$3,093	$2,769
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,339 and $20,836 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $11,960 and $6,232 is included in cost of sales in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

6. Distributions and Net Income Per Limited Partner Unit
On May 4, 2026, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended March 31, 2026 of 0.4714 per common unit. This distribution is payable on June 1, 2026 to unitholders of record as of May 14, 2026.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended March 31,
	2026	2025
Net income attributable to the Partnership	$14,169	$4,948
Less:
Limited partners' distribution declared on common units	16,615	16,611
Distribution in excess of net income	$(2,446)	$(11,663)
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners' interest in net income by the weighted-average number of common units outstanding for the period. Because the Partnership has more than one class of participating securities, it uses the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and incentive distribution rights. Net income attributable to the Partnership is allocated to the unitholders in accordance with their respective ownership percentages in preparation of the consolidated statements of changes in equity. However, in the event distributions related to the incentive distribution rights are made, net income equal to the amount of those distributions would first be allocated to the general partner before the remaining net income would be allocated to the unitholders based on their respective ownership percentages. Basic and diluted net income per unit is the same because the Partnership does not have any potentially dilutive units outstanding for the periods presented.

	Three Months Ended March 31, 2026
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,615	$—	$16,615
Distribution in excess of net income	(2,446)	—	(2,446)
Net income	$14,169	$—	$14,169
Weighted average units outstanding:
Basic and diluted	35,245,879		35,245,879
Net income per limited partner unit:
Basic and diluted	$0.40

	Three Months Ended March 31, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,611	$—	$16,611
Distribution in excess of net income	(11,663)	—	(11,663)
Net income	$4,948	$—	$4,948
Weighted average units outstanding:
Basic and diluted	35,238,556		35,238,556
Net income per limited partner unit:
Basic and diluted	$0.14

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The amended Partnership Agreement provides that the Partnership will distribute cash that is deemed to be an appropriate portion of the Partnership's total operating surplus. Incentive distribution rights represent the right to receive increasing percentages (15.0%, 25.0 % and 50.0%) of quarterly distributions from operating surplus after the target distribution levels have been achieved. If cash distributions to the Partnership's unitholders exceed $1.2938 per common unit in any quarter, the Partnership's unitholders and Westlake, as the holder of the Partnership's incentive distribution rights, will receive distributions according to the following percentage allocations:

Marginal Percentage Interest in Distributions
	Unitholders	IDR Holders
Above $1.2938 up to $1.4063	85.0%	15.0%
Above $1.4063 up to $1.6875	75.0%	25.0%
Above $1.6875	50.0%	50.0%
If cash distributions to the Partnership's unitholders do not exceed $1.2938 per common unit in a quarter, then no distribution is made with respect to the Partnership's incentive distribution rights for such quarter. The Partnership's distribution for the three months ended March 31, 2026 was $0.4714 per common unit, which did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Distributions per common unit	$0.4714	$0.4714
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

8. Related Party Transactions
Related party transactions between the Partnership, OpCo and Westlake are primarily based on agreements such as the Ethylene Sales Agreement, the Feedstock Supply Agreement, the Services and Secondment Agreement, Site Lease Agreements, the Omnibus Agreement, the Investment Management Agreement, the Exchange Agreement, the OpCo Partnership Agreement, the OpCo Revolver and the MLP Revolver. These agreements, discussed in detail in the Partnership's 2025 consolidated financial statements included in the 2025 Form 10-K filed on March 4, 2026, reflect the pervasive effect of the relationship with Westlake on the Partnership's operations and its consolidated financial statements. Pursuant to these agreements, the Partnership and OpCo regularly enter into transactions with Westlake. See below for descriptions and details of significant related party transactions.
Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which it charges Westlake a fee.
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended March 31,
	2026	2025
Net sales—Westlake	$263,091	$190,781
During the quarter ended March 31, 2026, OpCo's production resulted in expected "excess quantities" of ethylene produced based on annual estimated production. Pursuant to the terms of the Ethylene Sales Agreement, the excess quantities produced by the Partnership were sold to Westlake at prices that excluded certain fixed costs of production. The fixed cost of production associated with the estimated excess quantities for the quarter ended March 31, 2026 was approximately $800.
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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Three Months Ended March 31,
	2026	2025
Feedstock purchased from Westlake and included in cost of sales	$97,061	$85,499
Other charges from Westlake and included in cost of sales	38,205	31,477
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Services received from Westlake and included in selling, general and administrative expenses	$6,419	$6,431

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
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended March 31,
	2026	2025
Goods and services purchased from Westlake and capitalized as assets	$541	$5,428
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $269 and $206 was included in the receivable under the Investment Management Agreement balance at March 31, 2026 and December 31, 2025, respectively. Total interest earned related to the Investment Management Agreement was $269 and $1,357 for the three months ended March 31, 2026 and 2025, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	March 31, 2026	December 31, 2025
Receivable under the Investment Management Agreement	$36,441	$23,378
Accounts Receivable from Related Parties
The Partnership's accounts receivable from Westlake result primarily from ethylene sales to Westlake and any Buyer Deficiency Fee and Shortfall recognized under the Ethylene Sales Agreement.
As of December 31, 2025, OpCo had an annual production deficiency under the Ethylene Sales Agreement for the full year 2025 primarily due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. The Buyer Deficiency Fee is measured periodically based upon the lower of the actual production deficiency at period end or the estimated annual production deficiency based upon OpCo's annual anticipated production. These periodic estimates are updated at the end of the year based on actual annual production. The Buyer Deficiency Fee is classified as a component of net sales—Westlake. The total Buyer Deficiency Fee recognized by the Partnership during the twelve months ended December 31, 2025 was $5,835. The Buyer Deficiency Fee recognized in 2025 was received by the Partnership in January 2026.
The Partnership's accounts receivable from Westlake were as follows:

	March 31, 2026	December 31, 2025
Accounts receivable—Westlake	$45,082	$63,571
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	March 31, 2026	December 31, 2025
Accounts payable—Westlake	$8,706	$19,132

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $437 and $338 for the three months ended March 31, 2026 and 2025, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended March 31, 2026 and 2025 was $5,085 and $5,537, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At March 31, 2026 and December 31, 2025, accrued interest on related party debt was $5,085 and $5,508, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	March 31, 2026	December 31, 2025
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2026 and 2025, Westlake accounted for approximately 86.1% and 80.3%, respectively, of the Partnership's net sales.
9. Long-Term Debt
Long-term debt payable to Westlake consisted of the following:

	March 31, 2026	December 31, 2025
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of March 31, 2026, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The OpCo Revolver and the MLP Revolver are scheduled to mature on July 12, 2027.
The weighted average interest rate on all long-term debt was 5.5% and 5.8% at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.

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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at March 31, 2026 and December 31, 2025 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$409,399	$399,674	$408,780

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $21,847 and $22,199 at March 31, 2026 and December 31, 2025, respectively. Accrued taxes, accrued turnaround costs, accrued PP&E capital expenditures and accrued interest on related party debt, which are components of accrued and other liabilities, were $3,409, $5,082, $2,892 and $5,085, respectively, at March 31, 2026 and $2,104, $6,372, $994 and $5,508, respectively, at December 31, 2025. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $5,681 and $14,756 at March 31, 2026 and 2025, respectively.
Operating Leases
There were no right-of-use assets obtained in exchange for operating lease obligations for the three months ended March 31, 2026. Right-of-use assets for operating lease obligations for the three months ended March 31, 2025 were $173, respectively.
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

	Three Months Ended March 31,
	2026	2025
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$177,617	$156,480
Depreciation and amortization	34,299	27,068
Total cost of sales	211,916	183,548
Selling, general and administrative expenses	6,228	6,672
Other segment items (1)	141	(971)

Interest expense—Westlake
OpCo	$312	$268
Corporate	4,773	5,269
	$5,085	$5,537

Net income
OpCo	$87,390	$48,380
A reconciliation of total segment net income to consolidated net income is as follows:

	Three Months Ended March 31,
	2026	2025
Net income from OpCo	$87,390	$48,380
Corporate net loss	(5,735)	(6,071)
Net income	$81,655	$42,309

	March 31, 2026	December 31, 2025
Total assets
OpCo	$1,201,556	$1,222,123
Corporate	34,142	34,410
	$1,235,698	$1,256,533
_____________________________
(1)Other segment items includes interest expense—Westlake, other income, net and provision for income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in Westlake Chemical Partners LP's annual report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K"), as filed with the SEC on March 4, 2026. Unless otherwise indicated, references in this report to "we," "our," "us" or like terms, refer to Westlake Chemical Partners LP (the "Partnership"), Westlake Chemical OpCo LP ("OpCo") and Westlake Chemical OpCo GP LLC ("OpCo GP"). References to "Westlake" refer to Westlake Corporation and its consolidated subsidiaries other than the Partnership, OpCo GP and OpCo. The following discussion contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.
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
How We Generate Revenue
We generate revenue primarily by selling ethylene and the resulting co-products we produce. OpCo and Westlake have entered into an ethylene sales agreement (the "Ethylene Sales Agreement") pursuant to which we generate a substantial majority of our revenue. The Ethylene Sales Agreement is a long-term, fee-based agreement with a minimum purchase commitment and includes variable pricing based on OpCo's actual feedstock and natural gas costs and estimated other costs of producing ethylene (including OpCo's estimated operating costs and a five-year average of OpCo's expected future maintenance capital expenditures and other turnaround expenditures based on OpCo's planned ethylene production capacity for the year), plus a fixed margin per pound of $0.10 less revenue from co-products sales. Pursuant to the Ethylene Sales Agreement, Westlake is obligated to pay for the annual minimum quantity (95% of OpCo's budgeted ethylene production). In the event Westlake purchases less than its annual commitment, we recognize a buyer deficiency fee ("Buyer Deficiency Fee") representing fixed margin and all expenses and expenditures incurred per pound of volume committed but not taken by Westlake. The annual commitment is not reduced for a force majeure event affecting OpCo's plants that lasts fewer than 45 consecutive days; however, in the event of such a force majeure event, we recognize a Buyer Deficiency Fee representing fixed margin and unavoided operating and maintenance capital expenditures and maintenance expenses per pound of volume committed by Westlake during the force majeure period. Payment of the Buyer Deficiency Fee is scheduled to be received by the Partnership after the conclusion of the year in which the annual commitment was not purchased and taken by Westlake.

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

MLP Distributable Cash Flow and EBITDA
The body of accounting principles generally accepted in the United States is commonly referred to as "GAAP." For this purpose, a non-GAAP financial measure is generally defined by the Securities and Exchange Commission ("SEC") as a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. We use the non-GAAP measures of MLP distributable cash flow and EBITDA to analyze our performance. We define distributable cash flow as net income plus depreciation, amortization and disposition of property, plant and equipment, less contributions for turnaround reserves, maintenance capital expenditures and mark-to-market adjustment on derivative contracts. We define MLP distributable cash flow as distributable cash flow less distributable cash flow attributable to Westlake's noncontrolling interest in OpCo and distributions attributable to the incentive distribution rights holder. MLP distributable cash flow does not reflect changes in working capital balances. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization. We use each of MLP distributable cash flow and EBITDA to analyze our performance. Buyer Deficiency fees and Shortfall are included in net income in the periods in which they are recognized. MLP distributable cash flow and EBITDA are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly-traded partnerships; our ability to incur and service debt and fund capital expenditures; and the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

Results of Operations

	Three Months Ended March 31,
	2026	2025

	(in thousands of dollars)
Revenue
Net sales—Westlake	$263,091	$190,781
Net co-products, ethylene and other sales—third parties	42,584	46,848
Total net sales	305,675	237,629
Cost of sales	211,916	183,548
Gross profit	93,759	54,081
Selling, general and administrative expenses	7,190	7,474
Income from operations	86,569	46,607
Other income (expense)
Interest expense—Westlake	(5,085)	(5,537)
Other income, net	348	1,346
Income before income taxes	81,832	42,416
Provision for income taxes	177	107
Net income	81,655	42,309
Less: Net income attributable to noncontrolling interest in OpCo	67,486	37,361
Net income attributable to Westlake Chemical Partners LP	$14,169	$4,948
MLP distributable cash flow (1)	$17,886	$4,714
EBITDA (2)	$121,216	$75,021
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended March 31, 2026
	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-7.7%	+36.4%

Three Months Ended March 31, 2026
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	+33.9%
Feedstock (Ethane)	-14.0%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in thousands of dollars)
Net cash provided by operating activities	$110,198	$45,781
Loss from disposition of property, plant and equipment	(61)	(103)
Changes in operating assets and liabilities and other	(28,482)	(3,369)
Net income	81,655	42,309
Add:
Depreciation, amortization and disposition of property, plant and equipment	34,360	27,171
Less:
Contribution to turnaround reserves	(10,232)	(7,622)
Maintenance capital expenditures	(7,810)	(20,577)
Distributable cash flow attributable to noncontrolling interest in OpCo	(80,087)	(36,567)
MLP distributable cash flow	$17,886	$4,714
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2026	2025

	(in thousands of dollars)
Net cash provided by operating activities	$110,198	$45,781
Loss from disposition of property, plant and equipment	(61)	(103)
Changes in operating assets and liabilities and other	(28,482)	(3,369)
Net income	81,655	42,309
Less:
Other income, net	348	1,346
Interest expense—Westlake	(5,085)	(5,537)
Provision for income taxes	(177)	(107)
Income from operations	86,569	46,607
Add:
Depreciation and amortization	34,299	27,068
Other income, net	348	1,346
EBITDA	$121,216	$75,021

Summary
For the quarter ended March 31, 2026, net income was $81.7 million on net sales of $305.7 million. This represents an increase in net income of $39.4 million as compared to net income of $42.3 million on net sales of $237.6 million for the quarter ended March 31, 2025. Net income attributable to the Partnership for the first quarter of 2026 was $14.2 million as compared to $4.9 million for the first quarter of 2025, an increase of $9.3 million. Income from operations was $86.6 million for the first quarter of 2026 as compared to $46.6 million for the first quarter of 2025, an increase of $40.0 million. Net sales for the first quarter of 2026 increased by $68.1 million as compared to the first quarter of 2025. These increases were primarily driven by higher ethylene production and resulting higher sales to Westlake in the first quarter of 2026 as compared to lower ethylene production due to the Petro 1 turnaround in the first quarter of 2025. In addition, we had higher co-products sales volumes, which was partially offset by lower sales prices and lower ethylene sales volumes to third parties. Higher income from operations, net income and net income attributable to the Partnership for the first quarter of 2026 as compared to the first quarter of 2025 due to higher sales to Westlake was partially offset by higher natural gas costs in the first quarter of 2026 compared to the first quarter of 2025.
RESULTS OF OPERATIONS
First Quarter 2026 Compared with First Quarter 2025
Net Sales. Net sales increased by $68.1 million, or 28.7%, to $305.7 million in the first quarter of 2026 from $237.6 million in the first quarter of 2025. The increase in net sales in the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to higher ethylene sales volumes to Westlake as well as higher co‑products sales volumes, partially offset by lower sales prices and sales volumes to third parties. Higher sales volumes in the first quarter of 2026 contributed to a 36.4% increase in net sales compared to the first quarter of 2025. Lower average sales prices in the first quarter of 2026 contributed to a 7.7% decrease in net sales compared to the first quarter of 2025.
Gross Profit. Gross profit increased to $93.8 million in the first quarter of 2026 from $54.1 million in the first quarter of 2025. Gross profit margin in the first quarter of 2026 was 30.7%, as compared to 22.8% in the first quarter of 2025. The higher gross profit margin was primarily due to higher production and sales in the first quarter of 2026 as compared to the first quarter of 2025 due to the Petro 1 turnaround in the first quarter of 2025, partially offset by higher natural gas costs in the first quarter of 2026 compared to the first quarter of 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively consistent at $7.2 million in the first quarter of 2026 as compared to $7.5 million in the first quarter of 2025.
Interest Expense—Westlake. Interest expense of $5.1 million in the first quarter of 2026 decreased from $5.5 million in the first quarter of 2025 mainly due to lower interest rates on the outstanding debt in the first quarter of 2026 as compared to the first quarter of 2025.
Other Income, net. Other income, net decreased to $0.3 million in the first quarter of 2026 from $1.3 million in the first quarter of 2025, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the first quarter of 2026 as compared to the first quarter of 2025.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $13.2 million to $17.9 million in the first quarter of 2026 from $4.7 million in the first quarter of 2025. The increase in the first quarter of 2026, as compared to the prior-year period, was primarily attributable to increased earnings at OpCo and lower maintenance capital expenditures in the first quarter of 2026.
EBITDA. EBITDA increased by $46.2 million to $121.2 million in the first quarter of 2026 from $75.0 million in the first quarter of 2025. The increase was primarily due to higher ethylene sales to Westlake and higher co-products sales, partially offset by higher natural gas costs in the first quarter of 2026 compared to the first quarter of 2025.

CASH FLOW DISCUSSION FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Operating Activities
Operating activities provided cash of $110.2 million in the first three months of 2026 compared to cash provided by operating activities of $45.8 million in the first three months of 2025. The $64.4 million increase in cash flows from operating activities was mainly due to higher income from operations in the first three months of 2026 as compared to the first three months of 2025 and a favorable impact in the first three months of 2026 as compared to the first three months of 2025 when significant cash was used in connection with the 2025 Petro 1 turnaround, offset by a decrease in cash provided by working capital changes. Changes in components of working capital resulted in cash use of $5.4 million in the first three months of 2026 as compared to $81.7 million of cash provided in the first three months of 2025, resulting in an overall unfavorable change of $87.1 million. The unfavorable change in working capital was mainly attributable to unfavorable changes in accounts payable—third parties and accrued and other liabilities. This unfavorable change was partially offset by a favorable change in net accounts receivable—Westlake in the first three months of 2026.
Investing Activities
Net cash used for investing activities in the first three months of 2026 was $18.6 million as compared to net cash provided by investing activities of $14.0 million in the first three months of 2025, resulting in an overall unfavorable change of $32.6 million in investing cash flows. During the first three months of 2026, there were investments of $13.0 million with Westlake and no maturities of investments with Westlake under the Investment Management Agreement, whereas during the first three months of 2025, there were no investments with Westlake and there were maturities of $30.0 million. Capital expenditures decreased to $5.6 million in the first three months of 2026 as compared to $16.0 million in the first three months of 2025 due to the 2025 Petro 1 turnaround. Capital expenditures in the first three months of 2026 and 2025 were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first three months of 2026 was $91.6 million as compared to net cash used for financing activities of $68.5 million in the first three months of 2025. The cash outflows in the first three months of 2026 were related to distributions of $75.0 million to the noncontrolling interest retained in OpCo by Westlake and of $16.6 million to unitholders by the Partnership. The cash outflows in the first three months of 2025 were related to distributions of $51.9 million to the noncontrolling interest retained in OpCo by Westlake and of $16.6 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of March 31, 2026.
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
On May 4, 2026, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per common unit payable on June 1, 2026 to unitholders of record as of May 14, 2026, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.5 million per year in aggregate, based on the number of common units outstanding on March 31, 2026. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the three months ended March 31, 2026 and 2025. Total capital expenditures for the three months ended March 31, 2026 and 2025 were $5.6 million and $16.0 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of March 31, 2026, our cash and cash equivalents totaled $44.3 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $36.4 million of cash invested under the Investment Management Agreement at March 31, 2026.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018 and July 2022 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 12, 2027. On July 12, 2022, OpCo entered into the Second Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR"). Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of March 31, 2026, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020 and July 2022 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 12, 2027. On July 12, 2022, the Partnership entered into the Fourth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment, among other things, extended the maturity date to July 12, 2027 and provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of March 31, 2026, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
Off-Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
See Note 1, "Description of Business and Basis of Presentation," to the unaudited consolidated financial statements included in Item 1 of this Form 10-Q for a full description of recent accounting pronouncements, including expected date of adoption and estimated effect on results of operations and financial condition.

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

We have based these statements on assumptions and analysis in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in the 2025 Form 10-K and the following:
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
•uncertainties associated with the United States and worldwide economies, including those due to political tensions and conflict in the Middle East, between Russia and Ukraine and elsewhere;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative position at March 31, 2026.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At March 31, 2026, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 12, 2022, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 12, 2022, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment, among other things, provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin plus a 0.10% credit spread adjustment or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of March 31, 2026 was 5.5%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the March 31, 2026 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The 2025 Form 10-K, filed on March 4, 2026, contained a description of various legal proceedings in which we are involved, including environmental proceedings. See Note 12, "Commitments and Contingencies," to the unaudited consolidated financial statements within this Quarterly Report on Form 10-Q for an updated discussion of legal proceedings, which information is incorporated by reference herein.
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
Item 1A. Risk Factors
For a discussion of risk factors, please read Item 1A, "Risk Factors" in the 2025 Form 10-K. There have been no material changes from those risk factors.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2026, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	May 6, 2026	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	May 6, 2026	By:	/S/ M. STEVEN BENDER
M. Steven Bender
Executive Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)