Form 10-Q
period 2026-06-30
Westlake Chemical Partners LP
filed 2026-08-05
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The registrant had 35,245,879 common units outstanding as of July 29, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$49,321	$44,269
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	43,577	23,378
Accounts receivable, net—Westlake	39,464	63,571
Accounts receivable, net—third parties	21,602	9,113
Inventories	3,563	2,769
Prepaid expenses and other current assets	10	406
Total current assets	157,537	143,506
Property, plant and equipment, net	858,643	886,012
Goodwill	5,814	5,814
Deferred charges and other assets, net	195,354	221,201
Total assets	$1,217,348	$1,256,533
LIABILITIES
Current liabilities
Accounts payable—Westlake	$15,630	$19,132
Accounts payable—third parties	11,003	9,970
Accrued and other liabilities	19,135	22,199
Total current liabilities	45,768	51,301
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,494	1,546
Other liabilities	999	1,660
Total liabilities	447,935	454,181
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,123,649 and 21,123,649 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	457,957	460,848
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	38,328	40,260
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	253,713	258,536
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	515,700	543,816
Total equity	769,413	802,352
Total liabilities and equity	$1,217,348	$1,256,533
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$238,030	$269,076	$501,121	$459,857
Net co-products, ethylene and other sales—third parties	59,070	28,043	101,654	74,891
Total net sales	297,100	297,119	602,775	534,748
Cost of sales	202,295	199,587	414,211	383,135
Gross profit	94,805	97,532	188,564	151,613
Selling, general and administrative expenses	7,494	6,300	14,684	13,774
Income from operations	87,311	91,232	173,880	137,839
Other income (expense)
Interest expense—Westlake	(5,119)	(5,907)	(10,204)	(11,444)
Other income, net	348	675	696	2,021
Income before income taxes	82,540	86,000	164,372	128,416
Provision for income taxes	178	205	355	312
Net income	82,362	85,795	164,017	128,104
Less: Net income attributable to noncontrolling interest in OpCo	68,124	71,237	135,610	108,598
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$14,238	$14,558	$28,407	$19,506
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.40	$0.41	$0.81	$0.55
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,123,649	21,116,326	21,123,649	21,116,326
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2025	$460,848	$40,260	$(242,572)	$543,816	$802,352
Net income	8,492	5,677	—	67,486	81,655
Distribution to unitholders	(9,958)	(6,657)	—	—	(16,615)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,006)	(75,006)
Balances at March 31, 2026	$459,382	$39,280	$(242,572)	$536,296	$792,386
Net income	8,533	5,705	—	68,124	82,362
Distribution to unitholders	(9,958)	(6,657)	—	—	(16,615)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(88,720)	(88,720)
Balances at June 30, 2026	$457,957	$38,328	$(242,572)	$515,700	$769,413

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(in thousands of dollars)
Cash flows from operating activities
Net income	$164,017	$128,104
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	69,327	59,552
Loss from disposition of property, plant and equipment	2,188	491
Other losses, net	168	33
Changes in operating assets and liabilities
Accounts receivable—third parties	(12,709)	(1,239)
Net accounts receivable—Westlake	20,406	(39,483)
Inventories	(794)	797
Prepaid expenses and other current assets	396	420
Accounts payable—third parties	(1,293)	11,302
Accrued and other liabilities	(2,741)	17,590
Deferred charges and other assets and others, net	1,080	(122,715)
Net cash provided by operating activities	240,045	54,852
Cash flows from investing activities
Additions to property, plant and equipment	(18,037)	(40,336)
Investments with Westlake under the Investment Management Agreement	(20,000)	—
Maturities of investments with Westlake under the Investment Management Agreement	—	90,000
Net cash provided by (used for) investing activities	(38,037)	49,664
Cash flows from financing activities
Proceeds from debt payable to Westlake	82,000	95,000
Repayment of debt payable to Westlake	(82,000)	(95,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(163,726)	(93,031)
Distributions to unitholders	(33,230)	(33,222)
Net cash used for financing activities	(196,956)	(126,253)
Net increase (decrease) in cash and cash equivalents	5,052	(21,737)
Cash and cash equivalents at beginning of period	44,269	58,316
Cash and cash equivalents at end of period	$49,321	$36,579
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025 and the changes in its cash position for the six months ended June 30, 2026 and 2025.
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
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consisted of the following:

	June 30, 2026	December 31, 2025
Trade customers	$21,992	$9,283
Allowance for credit losses	(390)	(170)
Accounts receivable, net—third parties	$21,602	$9,113
3. Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Finished products	$3,049	$2,336
Feedstock, additives and chemicals	514	433
Inventories	$3,563	$2,769
4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $22,913 and $21,587 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense on property, plant and equipment of $45,252 and $42,423 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $12,115 and $10,897 is included in cost of sales in the consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. Amortization expense on deferred charges and other assets of $24,075 and $17,129 is included in cost of sales in the consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On August 3, 2026, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended June 30, 2026 of 0.4714 per common unit. This distribution is payable on August 28, 2026 to unitholders of record as of August 13, 2026.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to the Partnership	$14,238	$14,558	$28,407	$19,506
Less:
Limited partners' distribution declared on common units	16,615	16,612	33,230	33,223
Distribution in excess of net income	$(2,377)	$(2,054)	$(4,823)	$(13,717)
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

	Three Months Ended June 30, 2026
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,615	$—	$16,615
Distribution in excess of net income	(2,377)	—	(2,377)
Net income	$14,238	$—	$14,238
Weighted average units outstanding:
Basic and diluted	35,245,879		35,245,879
Net income per limited partner unit:
Basic and diluted	$0.40

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended June 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,612	$—	$16,612
Distribution in excess of net income	(2,054)	—	(2,054)
Net income	$14,558	$—	$14,558
Weighted average units outstanding:
Basic and diluted	35,238,556		35,238,556
Net income per limited partner unit:
Basic and diluted	$0.41

	Six Months Ended June 30, 2026
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,230	$—	$33,230
Distribution in excess of net income	(4,823)	—	(4,823)
Net income	$28,407	$—	$28,407
Weighted average units outstanding:
Basic and diluted	35,245,879		35,245,879
Net income per limited partner unit:
Basic and diluted	$0.81

	Six Months Ended June 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$33,223	$—	$33,223
Distribution in excess of net income	(13,717)	—	(13,717)
Net income	$19,506	$—	$19,506
Weighted average units outstanding:
Basic and diluted	35,238,556		35,238,556
Net income per limited partner unit:
Basic and diluted	$0.55

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
If cash distributions to the Partnership's unitholders do not exceed $1.2938 per common unit in a quarter, then no distribution is made with respect to the Partnership's incentive distribution rights for such quarter. The Partnership's distribution for the three months ended June 30, 2026 was $0.4714 per common unit, which did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions per common unit	$0.4714	$0.4714	$0.9428	$0.9428
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
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales—Westlake	$238,030	$269,076	$501,121	$459,857
As of June 30, 2026, OpCo's production resulted in expected "excess quantities" of ethylene produced based on annual estimated production. Pursuant to the terms of the Ethylene Sales Agreement, the excess quantities produced by the Partnership were sold to Westlake at prices that excluded certain fixed costs of production. The fixed cost of production associated with the estimated excess quantities for the six months ended June 30, 2026 was approximately $2,100.
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
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties for significant inputs included in cost of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Feedstock purchased from Westlake and included in cost of sales	$86,595	$90,567	$183,656	$176,066
Other charges from Westlake and included in cost of sales	34,748	33,729	72,953	65,206
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Services received from Westlake and included in selling, general and administrative expenses	$6,618	$5,276	$13,037	$11,707

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
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Goods and services purchased from Westlake and capitalized as assets	$533	$1,053	$1,074	$6,481
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $405 and $206 was included in the receivable under the Investment Management Agreement balance at June 30, 2026 and December 31, 2025, respectively. Total interest earned related to the Investment Management Agreement was $405 and $752 for the three months ended June 30, 2026 and 2025, respectively, and $674 and $2,109 for the six months ended June 30, 2026 and 2025, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	June 30, 2026	December 31, 2025
Receivable under the Investment Management Agreement	$43,577	$23,378
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
The Partnership's accounts receivable from Westlake were as follows:

	June 30, 2026	December 31, 2025
Accounts receivable—Westlake	$39,464	$63,571

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
The Partnership's accounts payable to Westlake were as follows:

	June 30, 2026	December 31, 2025
Accounts payable—Westlake	$15,630	$19,132
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $481 and $440 for the three months ended June 30, 2026 and 2025, respectively, and $918 and $778 for the six months ended June 30, 2026 and 2025 respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended June 30, 2026 and 2025 was $5,119 and $5,907, respectively. Interest on related party debt payable balances, net of capitalized interest, for the six months ended June 30, 2026 and 2025 was $10,204 and $11,444, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At June 30, 2026 and December 31, 2025, accrued interest on related party debt was $5,119 and $5,508, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.
Debt payable to related parties was as follows:

	June 30, 2026	December 31, 2025
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended June 30, 2026 and 2025, Westlake accounted for approximately 80.1% and 90.6%, respectively, of the Partnership's net sales. During the six months ended June 30, 2026 and 2025, Westlake accounted for approximately 83.1% and 86.0%, respectively, of the Partnership's net sales.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

9. Long-Term Debt
Long-term debt payable to Westlake consisted of the following:

	June 30, 2026	December 31, 2025
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674
As of June 30, 2026, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin plus a 0.10% credit spread adjustment. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of June 30, 2026, the OpCo Revolver and the MLP Revolver were scheduled to mature on July 12, 2027. See Note 14 for information regarding amendments to the OpCo and MLP Revolvers.
The weighted average interest rate on all long-term debt was 5.5% and 5.8% at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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
The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at June 30, 2026 and December 31, 2025 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$408,177	$399,674	$408,780

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $19,135 and $22,199 at June 30, 2026 and December 31, 2025, respectively. Accrued taxes, accrued maintenance and accrued interest on related party debt, which are components of accrued and other liabilities, were $4,949, $2,371 and $5,119, respectively, at June 30, 2026 and $2,104, $2,764 and $5,508, respectively, at December 31, 2025. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $5,277 and $10,915 at June 30, 2026 and 2025, respectively.
Operating Leases
There were no right-of-use assets obtained in exchange for operating lease obligations for the six months ended June 30, 2026. Right-of-use assets obtained in exchange for operating lease obligations were $173 for the six months ended June 30, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$167,267	$167,103	$344,884	$323,583
Depreciation and amortization	35,028	32,484	69,327	59,552
Total cost of sales	202,295	199,587	414,211	383,135
Selling, general and administrative expenses	6,441	5,402	12,669	12,074
Other segment items (1)	146	(117)	287	(1,088)

Interest expense—Westlake
OpCo	$316	$353	$628	$621
Corporate	4,803	5,554	9,576	10,823
	$5,119	$5,907	$10,204	$11,444

Net income
OpCo	$88,218	$92,247	$175,608	$140,627
A reconciliation of total segment net income to consolidated net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income from OpCo	$88,218	$92,247	$175,608	$140,627
Corporate net loss	(5,856)	(6,452)	(11,591)	(12,523)
Net income	$82,362	$85,795	$164,017	$128,104

	June 30, 2026	December 31, 2025
Total assets
OpCo	$1,179,376	$1,222,123
Corporate	37,972	34,410
	$1,217,348	$1,256,533
_____________________________
(1)Other segment items includes interest expense—Westlake, other income, net and provision for income taxes.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

14. Subsequent Events
On July 8, 2026, OpCo entered into the Third Amendment to the OpCo Revolver and the Partnership entered into the Fifth Amendment to the MLP Revolver, which extended the maturity dates of the OpCo Revolver and the MLP Revolver and removed the 0.10% credit spread adjustments that had previously applied to the SOFR-based interest rates under the OpCo Revolver and the MLP Revolver. The OpCo Revolver and the MLP Revolver are now scheduled to mature on July 11, 2031.

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
Recent Developments
On July 8, 2026, OpCo entered into the Third Amendment (the "OpCo Revolver Amendment") to the Amended and Restated Senior Unsecured Revolving Credit Agreement (as so amended, the "OpCo Revolver"). The OpCo Revolver Amendment extended the maturity date of the OpCo Revolver to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the OpCo Revolver's SOFR-based interest rate. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
On July 8, 2026, the Partnership entered into the Fifth Amendment (the "MLP Revolver Amendment") to the Senior Unsecured Revolving Credit Agreement (as so amended, the "MLP Revolver"). The MLP Revolver Amendment extended the maturity date of the MLP Revolver to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the MLP Revolver's SOFR-based interest rate. Borrowings under the MLP Revolver will now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands of dollars)
Revenue
Net sales—Westlake	$238,030	$269,076	$501,121	$459,857
Net co-products, ethylene and other sales—third parties	59,070	28,043	101,654	74,891
Total net sales	297,100	297,119	602,775	534,748
Cost of sales	202,295	199,587	414,211	383,135
Gross profit	94,805	97,532	188,564	151,613
Selling, general and administrative expenses	7,494	6,300	14,684	13,774
Income from operations	87,311	91,232	173,880	137,839
Other income (expense)
Interest expense—Westlake	(5,119)	(5,907)	(10,204)	(11,444)
Other income, net	348	675	696	2,021
Income before income taxes	82,540	86,000	164,372	128,416
Provision for income taxes	178	205	355	312
Net income	82,362	85,795	164,017	128,104
Less: Net income attributable to noncontrolling interest in OpCo	68,124	71,237	135,610	108,598
Net income attributable to Westlake Chemical Partners LP	$14,238	$14,558	$28,407	$19,506
MLP distributable cash flow (1)	$17,636	$15,007	$35,522	$19,721
EBITDA (2)	$122,687	$124,391	$243,903	$199,412
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	-4.2%	+9.0%	-5.9%	+21.6%

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-16.6%	+9.6%
Feedstock (Ethane)	-11.3%	-12.8%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands of dollars)
Net cash provided by operating activities	$129,847	$9,071	$240,045	$54,852
Loss from disposition of property, plant and equipment	(2,127)	(388)	(2,188)	(491)
Changes in operating assets and liabilities and other	(45,358)	77,112	(73,840)	73,743
Net income	82,362	85,795	164,017	128,104
Add:
Depreciation, amortization and disposition of property, plant and equipment	37,155	32,872	71,515	60,043
Less:
Contribution to turnaround reserves	(10,305)	(10,396)	(20,537)	(18,018)
Maintenance capital expenditures	(11,932)	(20,506)	(19,742)	(41,083)
Distributable cash flow attributable to noncontrolling interest in OpCo	(79,644)	(72,758)	(159,731)	(109,325)
MLP distributable cash flow	$17,636	$15,007	$35,522	$19,721
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands of dollars)
Net cash provided by operating activities	$129,847	$9,071	$240,045	$54,852
Loss from disposition of property, plant and equipment	(2,127)	(388)	(2,188)	(491)
Changes in operating assets and liabilities and other	(45,358)	77,112	(73,840)	73,743
Net income	82,362	85,795	164,017	128,104
Less:
Other income, net	348	675	696	2,021
Interest expense—Westlake	(5,119)	(5,907)	(10,204)	(11,444)
Provision for income taxes	(178)	(205)	(355)	(312)
Income from operations	87,311	91,232	173,880	137,839
Add:
Depreciation and amortization	35,028	32,484	69,327	59,552
Other income, net	348	675	696	2,021
EBITDA	$122,687	$124,391	$243,903	$199,412

Summary
For the quarter ended June 30, 2026, net income was $82.4 million on net sales of $297.1 million. This represents a decrease in net income of $3.4 million as compared to net income of $85.8 million on net sales of $297.1 million for the quarter ended June 30, 2025. Net income attributable to the Partnership for the second quarter of 2026 was $14.2 million as compared to $14.6 million for the second quarter of 2025, a decrease of $0.4 million. Income from operations was $87.3 million for the second quarter of 2026, as compared to $91.2 million for the second quarter of 2025, a decrease of $3.9 million. Income from operations, net income and net income attributable to the partnership for the second quarter of 2026, as compared to the second quarter of 2025 were lower due to lower ethylene sales prices to Westlake in the second quarter of 2026, compared to the second quarter of 2025. Net sales for the second quarter of 2026 remained consistent at $297.1 million as compared to the second quarter of 2025. Net sales in the second quarter of 2025 included a buyer deficiency fee from Westlake of $13.6 million as a result of a forecasted annual production deficiency due to the Petro 1 turnaround extending into April 2025, which was later than the planned completion in March 2025. Excluding the buyer deficiency fee effect, net sales for the second quarter of 2026 increased by $13.6 million as compared to the second quarter of 2025. The increase in net sales from the prior‑year period was primarily due to higher ethylene sales volumes to Westlake and third parties, as well as higher co‑product sales volumes to third parties, partially offset by the effect of lower average sales prices to Westlake, per the terms of the Ethylene Sales Agreement. The increase in sales volumes in the second quarter of 2026, as compared to the second quarter of 2025 was due to increased production in the current period as the prior year comparative period production volume was negatively impacted by the Petro 1 turnaround.
For the six months ended June 30, 2026, net income was $164.0 million on net sales of $602.8 million. This represents an increase in net income of $35.9 million as compared to net income of $128.1 million on net sales of $534.7 million for the six months ended June 30, 2025. Net income attributable to the Partnership for the six months ended June 30, 2026 was $28.4 million as compared to $19.5 million for the six months ended June 30, 2025, an increase of $8.9 million. Income from operations was $173.9 million for the six months ended June 30, 2026 as compared to $137.8 million for the six months ended June 30, 2025, an increase of $36.1 million. Income from operations, net income and net income attributable to the Partnership for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, were higher primarily due to the higher ethylene sales to Westlake and higher co-products sales during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Net sales for the six months ended June 30, 2026 increased by $68.1 million as compared to net sales for the six months ended June 30, 2025, mainly due to higher ethylene sales volumes to Westlake and third parties as well as higher co‑products sales volumes, partially offset by lower sales prices. The increase in sales volumes in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 was due to increased production in the current period as the prior year comparative period production volume was negatively impacted by the Petro 1 turnaround.
RESULTS OF OPERATIONS
Second Quarter 2026 Compared with Second Quarter 2025
Net Sales. Net sales remained consistent at $297.1 million in the second quarter of 2026, compared to $297.1 million in the second quarter of 2025. Net sales in the second quarter of 2025 included a buyer deficiency fee from Westlake of $13.6 million. Excluding the effect of the buyer deficiency fee, net sales increased by $13.6 million, or 4.8%, in the second quarter of 2026 as compared to the second quarter of 2025. The increase in net sales from the prior‑year period was primarily due to higher ethylene sales volumes to Westlake and third parties, as well as higher co‑product sales volumes to third parties, partially offset by the effect of lower average sales prices to Westlake. Higher sales volumes in the second quarter of 2026 contributed to a 9.0% increase in net sales compared to the second quarter of 2025, while lower average sales prices in the second quarter of 2026 contributed to a 4.2% decrease in net sales compared to the second quarter of 2025.
Gross Profit. Gross profit decreased to $94.8 million in the second quarter of 2026 from $97.5 million in the second quarter of 2025. Gross profit margin in the second quarter of 2026 was 31.9%, as compared to 32.8% in the second quarter of 2025. The marginally lower gross profit margin was primarily due to lower sales prices in the second quarter of 2026 as compared to the second quarter of 2025, offset by lower feedstock and fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million or 19.0% to $7.5 million in the second quarter of 2026 as compared to $6.3 million in the second quarter of 2025. The increase was mainly attributable to higher service costs in the second quarter of 2026 as compared to the second quarter of 2025.
Interest Expense—Westlake. Interest expense of $5.1 million in the second quarter of 2026 decreased from $5.9 million in the second quarter of 2025 mainly due to lower interest rates on the outstanding debt in the second quarter of 2026 as compared to the second quarter of 2025.

Other Income, net. Other income, net decreased to $0.3 million in the second quarter of 2026 from $0.7 million in the second quarter of 2025, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the second quarter of 2026 as compared to the second quarter of 2025.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $2.6 million to $17.6 million in the second quarter of 2026 from $15.0 million in the second quarter of 2025. The increase was primarily attributable to higher production and sales volumes and lower maintenance capital expenditures in the second quarter of 2026 as a result of the prior year’s Petro 1 turnaround.
EBITDA. EBITDA decreased by $1.7 million to $122.7 million in the second quarter of 2026 from $124.4 million in the second quarter of 2025. The decrease was primarily due to lower ethylene sales prices to Westlake in the second quarter of 2026 compared to the second quarter of 2025.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Net Sales. Net sales increased by $68.1 million, or 12.7%, to $602.8 million in the six months ended June 30, 2026 from $534.7 million in the six months ended June 30, 2025. The increase in net sales in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to higher ethylene sales volumes to Westlake and third parties as well as higher co‑products sales volumes, partially offset by lower sales prices. Net sales in the six months ended June 30, 2025 included a buyer deficiency fee from Westlake of $13.6 million. Excluding the effect of the buyer deficiency fee, the higher sales volumes in the six months ended June 30, 2026 contributed to a 21.6% increase in net sales compared to the six months ended June 30, 2025. Lower average sales prices in the six months ended June 30, 2026 contributed to a 5.9% decrease in net sales compared to the six months ended June 30, 2025.
Gross Profit. Gross profit increased to $188.6 million in the six months ended June 30, 2026 from $151.6 million in the six months ended June 30, 2025. Gross profit margin in the six months ended June 30, 2026 was 31.3%, as compared to 28.4% in the six months ended June 30, 2025. The higher gross profit margin was primarily due to higher production and sales in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, and lower feedstock costs, partially offset by higher fuel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million or 6.5% to $14.7 million in the six months ended June 30, 2026 as compared to $13.8 million in the six months ended June 30, 2025. The increase was mainly attributable to higher service costs in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Interest Expense—Westlake. Interest expense of $10.2 million in the six months ended June 30, 2026 decreased from $11.4 million in the six months ended June 30, 2025 mainly due to lower interest rates on the outstanding debt in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other Income, net. Other income, net decreased to $0.7 million in the six months ended June 30, 2026 from $2.0 million in the six months ended June 30, 2025, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $15.8 million to $35.5 million in the six months ended June 30, 2026 from $19.7 million in the six months ended June 30, 2025. The increase was primarily attributable to higher production and sales volumes and lower maintenance capital expenditures in the six months ended June 30, 2026 as a result of the prior year’s Petro 1 turnaround.
EBITDA. EBITDA increased by $44.5 million to $243.9 million in the six months ended June 30, 2026 from $199.4 million in the six months ended June 30, 2025. The increase was primarily due to higher ethylene sales to Westlake and higher co-products sales in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

CASH FLOW DISCUSSION FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Operating Activities
Operating activities provided cash of $240.0 million in the first six months of 2026 compared to cash provided by operating activities of $54.9 million in the first six months of 2025. The $185.1 million increase in cash flows from operating activities was mainly due to higher income from operations in the first six months of 2026 as compared to the first six months of 2025 and a favorable impact in the first six months of 2026 as compared to the first six months of 2025 when significant cash was used in connection with the 2025 Petro 1 turnaround and an increase in cash provided by working capital changes. Changes in components of working capital resulted in cash inflow of $3.3 million in the first six months of 2026 as compared to $10.6 million of cash used in the first six months of 2025, resulting in an overall favorable change of $13.9 million. The favorable change in working capital was mainly attributable to a favorable change in net accounts receivable—Westlake. This favorable change was partially offset by unfavorable changes in accounts payable—third parties and accrued and other liabilities in the first six months of 2026.
Investing Activities
Net cash used for investing activities in the first six months of 2026 was $38.0 million as compared to net cash provided by investing activities of $49.7 million in the first six months of 2025, resulting in an overall unfavorable change of $87.7 million in investing cash flows. During the first six months of 2026, there were investments of $20.0 million with Westlake and no maturities of investments with Westlake under the Investment Management Agreement, whereas during the first six months of 2025, there were no investments with Westlake and there were maturities of $90.0 million. Capital expenditures decreased to $18.0 million in the first six months of 2026 as compared to $40.3 million in the first six months of 2025 due to the 2025 Petro 1 turnaround. Capital expenditures in the first six months of 2026 and 2025 were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first six months of 2026 was $197.0 million as compared to net cash used for financing activities of $126.3 million in the first six months of 2025. The cash outflows in the first six months of 2026 were related to distributions of $163.7 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership. The cash outflows in the first six months of 2025 were related to distributions of $93.0 million to the noncontrolling interest retained in OpCo by Westlake and of $33.2 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of June 30, 2026.
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
On August 3, 2026, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per common unit payable on August 28, 2026 to unitholders of record as of August 13, 2026, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.5 million per year in aggregate, based on the number of common units outstanding on June 30, 2026. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the six months ended June 30, 2026 and 2025. Total capital expenditures for the six months ended June 30, 2026 and 2025 were $18.0 million and $40.3 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of June 30, 2026, our cash and cash equivalents totaled $49.3 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had $43.6 million of cash invested under the Investment Management Agreement at June 30, 2026.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018, July 2022 and July 2026 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 11, 2031. On July 8, 2026, OpCo entered into the Third Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment extended the maturity date to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the OpCo Revolver's SOFR-based interest rate. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of June 30, 2026, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020, July 2022 and July 2026 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 11, 2031. On July 8, 2026, the Partnership entered into the Fifth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment extended the maturity date to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the MLP Revolver's SOFR-based interest rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a consolidated leverage ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of June 30, 2026, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin and credit spread adjustment, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative positions at June 30, 2026.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At June 30, 2026, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 8, 2026, OpCo entered into the OpCo Revolver Amendment. The OpCo Revolver Amendment provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. On July 8, 2026, the Partnership entered into the MLP Revolver Amendment. The MLP Revolver Amendment provided for the replacement of LIBOR with SOFR as the reference rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of June 30, 2026 was 5.5%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the June 30, 2026 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended June 30, 2026, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1†	Third Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement dated as of July 8, 2026

10.2†	Fifth Amendment to Senior Unsecured Revolving Credit Agreement dated as of July 8, 2026

31.1†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2†	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1#	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

101.INS†	Inline XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

_____________
†    Filed herewith.
#    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAKE CHEMICAL PARTNERS LP

Date:	August 5, 2026	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	August 5, 2026	By:	/S/ JONATHAN BAKSHT
Jonathan Baksht
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)