Form 10-Q
period 2026-09-30
Westlake Chemical Partners LP
filed 2026-11-04
CIK 1604665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File No. 001-36567

Westlake Chemical Partners LP
(Exact name of registrant as specified in its charter)

Delaware	32-0436529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5444 Westheimer, Suite 101
Houston, Texas 77056
(Address of principal executive offices, including zip code)
(713) 585-2900
(Registrant's telephone number, including area code)
2801 Post Oak Blvd, Suite 600
Houston, Texas 77056
(Former address of principal executive offices)

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

The registrant had 35,253,387 common units outstanding as of October 28, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025

	(in thousands of dollars, except unit amounts)
ASSETS
Current assets
Cash and cash equivalents	$47,649	$44,269
Receivable under the Investment Management Agreement—Westlake Corporation ("Westlake")	65,715	23,378
Accounts receivable, net—Westlake	43,630	63,571
Accounts receivable, net—third parties	22,937	9,113
Inventories	4,462	2,769
Prepaid expenses and other current assets	77	406
Total current assets	184,470	143,506
Property, plant and equipment, net	852,435	886,012
Goodwill	5,814	5,814
Deferred charges and other assets, net	182,485	221,201
Total assets	$1,225,204	$1,256,533
LIABILITIES
Current liabilities
Accounts payable—Westlake	$19,533	$19,132
Accounts payable—third parties	11,498	9,970
Accrued and other liabilities	21,420	22,199
Total current liabilities	52,451	51,301
Long-term debt payable to Westlake	399,674	399,674
Deferred income taxes	1,484	1,546
Other liabilities	1,310	1,660
Total liabilities	454,919	454,181
Commitments and contingencies (Note 12)
EQUITY
Common unitholders—publicly and privately held (21,131,157 and 21,123,649 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	457,877	460,848
Common unitholder—Westlake (14,122,230 and 14,122,230 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	38,169	40,260
General partner—Westlake	(242,572)	(242,572)
Total Westlake Chemical Partners LP partners' capital	253,474	258,536
Noncontrolling interest in Westlake Chemical OpCo LP ("OpCo")	516,811	543,816
Total equity	770,285	802,352
Total liabilities and equity	$1,225,204	$1,256,533
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands of dollars, except unit amounts and per unit data)
Revenue
Net sales—Westlake	$261,935	$276,539	$763,056	$736,396
Net co-products, ethylene and other sales—third parties	52,524	32,359	154,178	107,250
Total net sales	314,459	308,898	917,234	843,646
Cost of sales	210,563	209,475	624,774	592,610
Gross profit	103,896	99,423	292,460	251,036
Selling, general and administrative expenses	8,336	7,444	23,020	21,218
Income from operations	95,560	91,979	269,440	229,818
Other income (expense)
Interest expense—Westlake	(5,110)	(5,947)	(15,314)	(17,391)
Other income, net	565	224	1,261	2,245
Income before income taxes	91,015	86,256	255,387	214,672
Provision for income taxes	158	42	513	354
Net income	90,857	86,214	254,874	214,318
Less: Net income attributable to noncontrolling interest in OpCo	74,638	71,561	210,248	180,159
Net income attributable to Westlake Chemical Partners LP and limited partners' interest in net income	$16,219	$14,653	$44,626	$34,159
Net income per limited partner unit attributable to Westlake Chemical Partners LP (basic and diluted)
Common units	$0.46	$0.42	$1.27	$0.97
Weighted average limited partner units outstanding (basic and diluted)
Common units—publicly and privately held	21,128,219	21,120,704	21,125,189	21,117,801
Common units—Westlake	14,122,230	14,122,230	14,122,230	14,122,230
The accompanying notes are an integral part of the consolidated financial statements.

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partnership
	Common Unitholders— Publicly and Privately Held	Common Unitholder— Westlake	General Partner— Westlake	Noncontrolling Interest in OpCo	Total

	(in thousands of dollars)
Balances at December 31, 2025	$460,848	$40,260	$(242,572)	$543,816	$802,352
Net income	8,492	5,677	—	67,486	81,655
Distribution to unitholders	(9,958)	(6,657)	—	—	(16,615)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(75,006)	(75,006)
Balances at March 31, 2026	$459,382	$39,280	$(242,572)	$536,296	$792,386
Net income	8,533	5,705	—	68,124	82,362
Distribution to unitholders	(9,958)	(6,657)	—	—	(16,615)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(88,720)	(88,720)
Balances at June 30, 2026	$457,957	$38,328	$(242,572)	$515,700	$769,413
Net income	9,721	6,498	—	74,638	90,857
Units issued for vested phantom units	160	—	—	—	160
Distribution to unitholders	(9,961)	(6,657)	—	—	(16,618)
Distribution to noncontrolling interest retained in OpCo by Westlake	—	—	—	(73,527)	(73,527)
Balances at September 30, 2026	$457,877	$38,169	$(242,572)	$516,811	$770,285

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

WESTLAKE CHEMICAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in thousands of dollars)
Cash flows from operating activities
Net income	$254,874	$214,318
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	101,531	93,424
Loss from disposition of property, plant and equipment	3,245	2,279
Other losses, net	(12)	92
Changes in operating assets and liabilities
Accounts receivable—third parties	(13,874)	(4,685)
Net accounts receivable—Westlake	20,005	(38,532)
Inventories	(1,693)	980
Prepaid expenses and other current assets	329	(197)
Accounts payable—third parties	(1,834)	(508)
Accrued and other liabilities	(2,844)	16,736
Deferred charges and other assets and others, net	2,478	(123,817)
Net cash provided by operating activities	362,205	160,090
Cash flows from investing activities
Additions to property, plant and equipment	(29,724)	(69,988)
Investments with Westlake under the Investment Management Agreement	(42,000)	—
Maturities of investments with Westlake under the Investment Management Agreement	—	120,000
Net cash provided by (used for) investing activities	(71,724)	50,012
Cash flows from financing activities
Proceeds from debt payable to Westlake	124,500	135,000
Repayment of debt payable to Westlake	(124,500)	(135,000)
Distributions to noncontrolling interest retained in OpCo by Westlake	(237,253)	(180,645)
Distributions to unitholders	(49,848)	(49,837)
Net cash used for financing activities	(287,101)	(230,482)
Net increase (decrease) in cash and cash equivalents	3,380	(20,380)
Cash and cash equivalents at beginning of period	44,269	58,316
Cash and cash equivalents at end of period	$47,649	$37,936
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
In the opinion of the Partnership's management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Partnership's financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025 and the changes in its cash position for the nine months ended September 30, 2026 and 2025.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Revision of Related Party Disclosure
During the third quarter of 2026, the Partnership identified errors with respect to certain charges from Westlake that had been omitted from its previously reported related party cost of sales disclosures. The omission had no impact on the Partnership's previously reported consolidated balance sheets, statements of operations, statements of changes in equity or statements of cash flows. The Partnership concluded that the omission was not material to any previously issued financial statements. Refer to Note 8 for the amounts by period and the periods revised.
Recently Issued Accounting Pronouncement
Disaggregation of Income Statement Expenses (ASU No. 2024-03)
In November 2024, the Financial Accounting Standards Board ("FASB") issued an accounting standards update requiring public entities to disclose, on an annual and interim basis, detailed information about the types of expenses in relevant expense captions presented on the face of the income statement, including amounts for inventory purchases, employee compensation, depreciation and amortization of intangible assets and a qualitative description for remaining amounts not separately disaggregated. Additionally, the update requires disclosure of total selling expenses, and in annual periods, an entity's definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027 and are to be applied either prospectively or retrospectively. Early adoption is permitted. The Partnership is currently evaluating the impact of the update on the disclosures in the Partnership's consolidated financial statements.
Recently Adopted Accounting Pronouncement
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU No. 2025-05)
In July 2025, the FASB issued an accounting standards update to add a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Partnership adopted the standard electing a practical expedient effective January 1, 2026, and the adoption of this accounting standard did not have a material impact on its consolidated statements of financial position, results of operations, or cash flows, or on related financial statement disclosures.
2. Accounts Receivable—Third Parties
Accounts receivable—third parties consisted of the following:

	September 30, 2026	December 31, 2025
Trade customers	$23,157	$9,283
Allowance for credit losses	(220)	(170)
Accounts receivable, net—third parties	$22,937	$9,113
3. Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Finished products	$3,826	$2,336
Feedstock, additives and chemicals	636	433
Inventories	$4,462	$2,769

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

4. Property, Plant and Equipment
Depreciation expense on property, plant and equipment of $20,396 and $21,966 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense on property, plant and equipment of $65,648 and $64,389 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively.
5. Deferred Charges and Other Assets
Amortization expense on deferred charges and other assets of $11,808 and $11,906 is included in cost of sales in the consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. Amortization expense on deferred charges and other assets of $35,883 and $29,035 is included in cost of sales in the consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively.
6. Distributions and Net Income Per Limited Partner Unit
On November 2, 2026, the board of directors of Westlake Chemical Partners GP LLC ("Westlake GP"), the Partnership's general partner, declared a quarterly cash distribution for the three months ended September 30, 2026 of $0.4714 per common unit. This distribution is payable on December 1, 2026 to unitholders of record as of November 13, 2026.
Distributions are declared subsequent to quarter end; therefore, the table below represents total cash distributions declared from earnings of the related periods pertaining to such distributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to the Partnership	$16,219	$14,653	$44,626	$34,159
Less:
Limited partners' distribution declared on common units	16,618	16,615	49,848	49,838
Distribution in excess of net income	$(399)	$(1,962)	$(5,222)	$(15,679)
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

	Three Months Ended September 30, 2026
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,618	$—	$16,618
Distribution in excess of net income	(399)	—	(399)
Net income	$16,219	$—	$16,219
Weighted average units outstanding:
Basic and diluted	35,250,449		35,250,449
Net income per limited partner unit:
Basic and diluted	$0.46

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended September 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$16,615	$—	$16,615
Distribution in excess of net income	(1,962)	—	(1,962)
Net income	$14,653	$—	$14,653
Weighted average units outstanding:
Basic and diluted	35,242,934		35,242,934
Net income per limited partner unit:
Basic and diluted	$0.42

	Nine Months Ended September 30, 2026
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,848	$—	$49,848
Distribution in excess of net income	(5,222)	—	(5,222)
Net income	$44,626	$—	$44,626
Weighted average units outstanding:
Basic and diluted	35,247,419		35,247,419
Net income per limited partner unit:
Basic and diluted	$1.27

	Nine Months Ended September 30, 2025
	Limited Partners' Common Units	Incentive Distribution Rights	Total
Net income attributable to the Partnership:
Distribution	$49,838	$—	$49,838
Distribution in excess of net income	(15,679)	—	(15,679)
Net income	$34,159	$—	$34,159
Weighted average units outstanding:
Basic and diluted	35,240,031		35,240,031
Net income per limited partner unit:
Basic and diluted	$0.97

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
If cash distributions to the Partnership's unitholders do not exceed $1.2938 per common unit in a quarter, then no distribution is made with respect to the Partnership's incentive distribution rights for such quarter. The Partnership's distribution for the three months ended September 30, 2026 was $0.4714 per common unit, which did not exceed the $1.2938 per unit threshold, and, as a result, no distribution was made with respect to the Partnership's incentive distribution rights to Westlake, as the holder of the Partnership's incentive distribution rights.
Distributions Per Common Unit
Distributions per common unit for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions per common unit	$0.4714	$0.4714	$1.4142	$1.4142
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
8. Related Party Transactions
Related party transactions between the Partnership, OpCo and Westlake are primarily based on agreements such as the Ethylene Sales Agreement, the Feedstock Supply Agreement, the Services and Secondment Agreement, the Site Lease Agreements, the Omnibus Agreement, the Investment Management Agreement, the Exchange Agreement, the OpCo Partnership Agreement, the OpCo Revolver and the MLP Revolver. These agreements, discussed in detail in the Partnership's 2025 consolidated financial statements included in the 2025 Form 10-K filed on March 4, 2026, reflect the pervasive effect of the relationship with Westlake on the Partnership's operations and its consolidated financial statements. Pursuant to these agreements, the Partnership and OpCo regularly enter into transactions with Westlake. See below for descriptions and details of these related party transactions.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Sales to Related Parties
OpCo sells ethylene to Westlake under the Ethylene Sales Agreement. Additionally, the Partnership and OpCo from time to time provide other services or products for which they charge Westlake a fee.
OpCo sells a significant portion of its ethylene production to Westlake. Sales to related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales—Westlake	$261,935	$276,539	$763,056	$736,396
As of September 30, 2026, OpCo's production resulted in expected "excess quantities" of ethylene produced based on annual estimated production. Pursuant to the terms of the Ethylene Sales Agreement, the excess quantities produced by the Partnership were sold to Westlake at prices that excluded certain fixed costs of production. The fixed cost of production associated with the estimated excess quantities for the nine months ended September 30, 2026 was approximately $4,900.
Cost of Sales from Related Parties
Charges for goods and services purchased by the Partnership and OpCo from Westlake and included in cost of sales relate primarily to feedstock purchased under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement.
A significant portion of the Partnership's inputs included in cost of sales are supplied by Westlake. Charges from related parties included in cost of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (1)	2026	2025 (1)
Feedstock purchased from Westlake and included in cost of sales	$112,056	$104,753	$317,295	$298,146
Other charges from Westlake and included in cost of sales	45,288	43,973	140,349	132,407
	$157,344	$148,726	$457,644	$430,553
_____________________________
(1)Revised. As previously disclosed, feedstock purchased from Westlake and included in cost of sales was $95,110 and $271,176, and other charges from Westlake and included in cost of sales were $33,952 and $99,158, for the three and nine months ended September 30, 2025, respectively. See Revision of Previously Reported Amounts below.
Revision of Previously Reported Amounts
During the third quarter of 2026, the Partnership identified that certain charges from Westlake had been omitted from its previously reported related party cost of sales disclosures. The amounts for the three and nine months ended September 30, 2025 in the table above have been revised.
The following tables present the amounts by which the previously disclosed amounts for other periods were understated:

	Year Ended December 31,
	2025	2024	2023
Feedstock purchased from Westlake and included in cost of sales	$37,586	$38,269	$39,207
Other charges from Westlake and included in cost of sales	43,275	32,887	38,363
	$80,861	$71,156	$77,570

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Feedstock purchased from Westlake and included in cost of sales	$11,350	$8,154	$10,233	$9,173	$21,583	$17,327
Other charges from Westlake and included in cost of sales	11,293	11,986	10,815	11,242	22,108	23,228
	$22,643	$20,140	$21,048	$20,415	$43,691	$40,555
There was no impact to the Partnership's consolidated balance sheets, statements of operations, statements of changes in equity or statements of cash flows. The impact to all previously reported interim and annual periods was not material. The amounts for the nine months ended September 30, 2026 include the corrected amounts for the first and second quarters of 2026. The amounts for the years ended December 31, 2024 and 2025, the three months ended March 31, 2026 and the three and six months ended June 30, 2026 will be revised when those periods are presented in future filings.
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
Charges from related parties included within selling, general and administrative expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services received from Westlake and included in selling, general and administrative expenses	$7,861	$6,691	$20,898	$18,398
Goods and Services from Related Parties Capitalized as Assets
Charges for goods and services purchased by the Partnership and OpCo from Westlake, which were capitalized as assets, relate primarily to the services of Westlake employees under the Services and Secondment Agreement.
Charges from related parties for goods and services capitalized as assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Goods and services purchased from Westlake and capitalized as assets	$1,151	$462	$2,225	$6,943
Receivable under the Investment Management Agreement
On August 1, 2017, the Partnership, OpCo and Westlake executed an investment management agreement (the "Investment Management Agreement") that authorized Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. Accrued interest of $544 and $206 was included in the receivable under the Investment Management Agreement balance at September 30, 2026 and December 31, 2025, respectively. Total interest earned related to the Investment Management Agreement was $544 and $224 for the three months ended September 30, 2026 and 2025, respectively, and $1,218 and $2,333 for the nine months ended September 30, 2026 and 2025, respectively.
The Partnership's receivable under the Investment Management Agreement was as follows:

	September 30, 2026	December 31, 2025
Receivable under the Investment Management Agreement	$65,715	$23,378

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
The Partnership's accounts receivable from Westlake were as follows:

	September 30, 2026	December 31, 2025
Accounts receivable—Westlake	$43,630	$63,571
Accounts Payable to Related Parties
The Partnership's accounts payable to Westlake result primarily from feedstock purchases under the Feedstock Supply Agreement and services provided under the Services and Secondment Agreement and the Omnibus Agreement.
The Partnership's accounts payable to Westlake were as follows:

	September 30, 2026	December 31, 2025
Accounts payable—Westlake	$19,533	$19,132
Related Party Leases
OpCo is obligated to Westlake under various long-term and short-term noncancelable operating leases, primarily related to rail cars and land. Operating lease rentals paid to Westlake for such leases were $556 and $468 for the three months ended September 30, 2026 and 2025, respectively, and $1,474 and $1,246 for the nine months ended September 30, 2026 and 2025, respectively, and are reflected in other charges from Westlake that are included in cost of sales.
OpCo has two site lease agreements with Westlake, each of which has a term of 50 years. Pursuant to the site lease agreements, OpCo pays Westlake one dollar per site per year.
Debt Payable to Related Parties
See Note 9 for a description of related party debt payable balances.
Interest on related party debt payable balances, net of capitalized interest, for the three months ended September 30, 2026 and 2025 was $5,110 and $5,947, respectively. Interest on related party debt payable balances, net of capitalized interest, for the nine months ended September 30, 2026 and 2025 was $15,314 and $17,391, respectively. Interest on related party debt payable is presented as interest expense—Westlake in the consolidated statements of operations. At September 30, 2026 and December 31, 2025, accrued interest on related party debt was $5,110 and $5,508, respectively, and is reflected as a component of accrued and other liabilities in the consolidated balance sheets.

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

Debt payable to related parties was as follows:

	September 30, 2026	December 31, 2025
Long-term debt payable to Westlake	$399,674	$399,674
Major Customer and Concentration of Credit Risk
During the three months ended September 30, 2026 and 2025, Westlake accounted for approximately 83.3% and 89.5%, respectively, of the Partnership's net sales. During the nine months ended September 30, 2026 and 2025, Westlake accounted for approximately 83.2% and 87.3%, respectively, of the Partnership's net sales.
9. Long-Term Debt
Long-term debt payable to Westlake consisted of the following:

	September 30, 2026	December 31, 2025
OpCo Revolver	$22,619	$22,619
MLP Revolver	377,055	377,055
Long-term debt payable to Westlake	$399,674	$399,674

On July 8, 2026, OpCo entered into the Third Amendment to the OpCo Revolver and the Partnership entered into the Fifth Amendment to the MLP Revolver. These amendments extended the maturity dates of the OpCo Revolver and the MLP Revolver from July 12, 2027 to July 11, 2031 and removed the 0.10% credit spread adjustments that had previously applied to the SOFR‑based interest rates under the OpCo Revolver and the MLP Revolver.

As of September 30, 2026, outstanding borrowings under the OpCo Revolver and the MLP Revolver bore interest at the Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") plus the Applicable Margin. The Applicable Margin under the OpCo Revolver is 1.75%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. As of September 30, 2026, the OpCo Revolver and the MLP Revolver were scheduled to mature on July 11, 2031.
The weighted average interest rate on all long-term debt was 5.5% and 5.8% at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the Partnership was in compliance with all of the covenants under the OpCo Revolver and the MLP Revolver.
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

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

The Partnership has financial assets and liabilities subject to fair value measures. These financial assets and liabilities include cash and cash equivalents, accounts receivable, net, accounts payable and long-term debt payable to Westlake, all of which are recorded at carrying value. The amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, net and accounts payable approximate their fair value due to the short maturities of these instruments. The carrying and fair values of the Partnership's long-term debt at September 30, 2026 and December 31, 2025 are summarized in the table below. The fair value of long-term debt is determined based on the present value of expected future cash flows using a discounted cash flow methodology. Because the Partnership's valuation methodology used for long-term debt requires the use of significant unobservable inputs, the inputs used to measure the fair value of the Partnership's long-term debt are classified as Level 3 within the fair value hierarchy. Inputs used to estimate the fair values of the Partnership's long-term debt include the selection of an appropriate discount rate.

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt payable to Westlake	$399,674	$418,948	$399,674	$408,780

WESTLAKE CHEMICAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(Unaudited)
(in thousands of dollars, except unit amounts and per unit data)

11. Supplemental Information
Accrued and Other Liabilities
Accrued and other liabilities were $21,420 and $22,199 at September 30, 2026 and December 31, 2025, respectively. Accrued taxes, accrued interest on related party debt and accrued capital expenditures, which are components of accrued and other liabilities, were $6,227, $5,110 and $3,205, respectively, at September 30, 2026 and $2,104, $5,508 and $994, respectively, at December 31, 2025. No other component of accrued and other liabilities was more than five percent of total current liabilities.
Cash Flow Information
Non-cash Investing Activity
Capital expenditure related liabilities, included in accounts payable—third parties and accrued and other liabilities, were $8,835 and $5,768 at September 30, 2026 and 2025, respectively.
Operating Leases
Right-of-use assets obtained in exchange for operating lease obligations were $460 and $920 for the nine months ended September 30, 2026 and 2025, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Significant segment expenses and other segment items
OpCo
Raw material, energy, manufacturing and logistics costs	$178,359	$175,603	$523,243	$499,186
Depreciation and amortization	32,204	33,872	101,531	93,424
Total cost of sales	210,563	209,475	624,774	592,610
Selling, general and administrative expenses	7,335	6,579	20,004	18,653
Other segment items (1)	(90)	175	197	(913)

Interest expense—Westlake
OpCo	$317	$357	$945	$978
Corporate	4,793	5,590	14,369	16,413
	$5,110	$5,947	$15,314	$17,391

Net income
OpCo	$96,651	$92,669	$272,259	$233,296
A reconciliation of total segment net income to consolidated net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income from OpCo	$96,651	$92,669	$272,259	$233,296
Corporate net loss	(5,794)	(6,455)	(17,385)	(18,978)
Net income	$90,857	$86,214	$254,874	$214,318

	September 30, 2026	December 31, 2025
Total assets
OpCo	$1,188,150	$1,222,123
Corporate	37,054	34,410
	$1,225,204	$1,256,533
_____________________________
(1)Other segment items include interest expense—Westlake, other income, net and provision for income taxes.

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
Neither we nor OpCo has any employees. OpCo and Westlake are parties to the Services and Secondment Agreement, pursuant to which Westlake provides OpCo with various utility services, comprehensive operating services for OpCo's units, services for the maintenance and operation of the common facilities and seconded employees to perform all services required under the agreement. The Services and Secondment Agreement, as amended, provides for an initial term through December 31, 2026 and, subject to the simultaneous renewal of the Ethylene Sales Agreement, automatic 12-month renewal periods until terminated at the end of the initial term or any renewal term on not less than 12 months' notice.

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
Recent Developments
On July 8, 2026, OpCo entered into the Third Amendment (the "OpCo Revolver Amendment") to the Amended and Restated Senior Unsecured Revolving Credit Agreement (as so amended, the "OpCo Revolver"). The OpCo Revolver Amendment extended the maturity date of the OpCo Revolver to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the OpCo Revolver's Secured Overnight Financing Rate, as administered by the Federal Reserve Bank of New York ("SOFR") based interest rate. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands of dollars)
Revenue
Net sales—Westlake	$261,935	$276,539	$763,056	$736,396
Net co-products, ethylene and other sales—third parties	52,524	32,359	154,178	107,250
Total net sales	314,459	308,898	917,234	843,646
Cost of sales	210,563	209,475	624,774	592,610
Gross profit	103,896	99,423	292,460	251,036
Selling, general and administrative expenses	8,336	7,444	23,020	21,218
Income from operations	95,560	91,979	269,440	229,818
Other income (expense)
Interest expense—Westlake	(5,110)	(5,947)	(15,314)	(17,391)
Other income, net	565	224	1,261	2,245
Income before income taxes	91,015	86,256	255,387	214,672
Provision for income taxes	158	42	513	354
Net income	90,857	86,214	254,874	214,318
Less: Net income attributable to noncontrolling interest in OpCo	74,638	71,561	210,248	180,159
Net income attributable to Westlake Chemical Partners LP	$16,219	$14,653	$44,626	$34,159
MLP distributable cash flow (1)	$17,978	$14,886	$53,500	$34,607
EBITDA (2)	$128,329	$126,075	$372,232	$325,487
____________

(1) See "Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities" below.
(2) See "Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities" below.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Average Sales Price	Volume	Average Sales Price	Volume
Net sales percentage change from prior-year period due to average sales price and volume	+1.2%	+0.6%	-3.3%	+13.9%

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Domestic US prices percentage change from prior-year period for fuel cost and feedstock
Fuel cost (Natural Gas)	-4.6%	+5.3%
Feedstock (Ethane)	+5.1%	-7.2%

Reconciliation of MLP Distributable Cash Flow to Net Income and Net Cash Provided by Operating Activities
The following table presents reconciliations of MLP distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands of dollars)
Net cash provided by operating activities	$122,160	$105,238	$362,205	$160,090
Loss from disposition of property, plant and equipment	(1,057)	(1,788)	(3,245)	(2,279)
Changes in operating assets and liabilities and other	(30,246)	(17,236)	(104,086)	56,507
Net income	90,857	86,214	254,874	214,318
Add:
Depreciation, amortization and disposition of property, plant and equipment	33,261	35,660	104,776	95,703
Less:
Contribution to turnaround reserves	(10,391)	(10,486)	(30,928)	(28,504)
Maintenance capital expenditures	(15,145)	(24,150)	(34,887)	(65,233)
Distributable cash flow attributable to noncontrolling interest in OpCo	(80,604)	(72,352)	(240,335)	(181,677)
MLP distributable cash flow	$17,978	$14,886	$53,500	$34,607
Reconciliation of EBITDA to Net Income, Income from Operations and Net Cash Provided by Operating Activities
The following table presents reconciliations of EBITDA to net income, income from operations and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands of dollars)
Net cash provided by operating activities	$122,160	$105,238	$362,205	$160,090
Loss from disposition of property, plant and equipment	(1,057)	(1,788)	(3,245)	(2,279)
Changes in operating assets and liabilities and other	(30,246)	(17,236)	(104,086)	56,507
Net income	90,857	86,214	254,874	214,318
Less:
Other income, net	565	224	1,261	2,245
Interest expense—Westlake	(5,110)	(5,947)	(15,314)	(17,391)
Provision for income taxes	(158)	(42)	(513)	(354)
Income from operations	95,560	91,979	269,440	229,818
Add:
Depreciation and amortization	32,204	33,872	101,531	93,424
Other income, net	565	224	1,261	2,245
EBITDA	$128,329	$126,075	$372,232	$325,487

Summary
For the quarter ended September 30, 2026, net income was $90.9 million on net sales of $314.5 million. This represents an increase in net income of $4.7 million as compared to net income of $86.2 million on net sales of $308.9 million for the quarter ended September 30, 2025. Net income attributable to the Partnership for the third quarter of 2026 was $16.2 million as compared to $14.7 million for the third quarter of 2025, an increase of $1.5 million. Income from operations was $95.6 million for the third quarter of 2026, as compared to $92.0 million for the third quarter of 2025, an increase of $3.6 million. Income from operations, net income and net income attributable to the Partnership for the third quarter of 2026, as compared to the third quarter of 2025, were higher primarily due to higher third-party ethylene and co-products sales prices and volumes. The increase in sales volumes in the third quarter of 2026, as compared to the third quarter of 2025, was due to increased production in the current period across all of the OpCo production facilities.
For the nine months ended September 30, 2026, net income was $254.9 million on net sales of $917.2 million. This represents an increase in net income of $40.6 million as compared to net income of $214.3 million on net sales of $843.6 million for the nine months ended September 30, 2025. Net income attributable to the Partnership for the nine months ended September 30, 2026 was $44.6 million as compared to $34.2 million for the nine months ended September 30, 2025, an increase of $10.4 million. Income from operations was $269.4 million for the nine months ended September 30, 2026 as compared to $229.8 million for the nine months ended September 30, 2025, an increase of $39.6 million. Income from operations, net income and net income attributable to the Partnership for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were higher primarily due to the higher sales volumes and lower feedstock costs, partially offset by higher fuel costs. The increase in sales volumes in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due to increased production in the current period as the prior year comparative period production volume was negatively impacted by the Petro 1 turnaround.
RESULTS OF OPERATIONS
Third Quarter 2026 Compared with Third Quarter 2025
Net Sales. Net sales increased to $314.5 million in the third quarter of 2026, compared to $308.9 million in the third quarter of 2025. The increase in net sales in the third quarter of 2026 as compared to the third quarter of 2025 was primarily due to higher third-party ethylene and co-product sales prices and volumes, partially offset by the lower ethylene sales prices to Westlake. Higher average sales prices in the third quarter of 2026 contributed to a 1.2% increase in net sales compared to the third quarter of 2025. Higher sales volumes in the third quarter of 2026 contributed to a 0.6% increase in net sales compared to the third quarter of 2025.
Gross Profit. Gross profit increased to $103.9 million in the third quarter of 2026 from $99.4 million in the third quarter of 2025. Gross profit margin in the third quarter of 2026 was 33.0%, as compared to 32.2% in the third quarter of 2025. The increase in gross profit margin was primarily due to higher average sales prices in the third quarter of 2026 as compared to the third quarter of 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.9 million, or 12.2%, to $8.3 million in the third quarter of 2026 as compared to $7.4 million in the third quarter of 2025. The increase was mainly attributable to higher service costs in the third quarter of 2026 as compared to the third quarter of 2025.
Interest Expense—Westlake. Interest expense of $5.1 million in the third quarter of 2026 decreased from $5.9 million in the third quarter of 2025 mainly due to lower interest rates on the outstanding debt in the third quarter of 2026 as compared to the third quarter of 2025.
Other Income, net. Other income, net increased to $0.6 million in the third quarter of 2026 from $0.2 million in the third quarter of 2025, primarily due to an increase in interest earned on investments with Westlake under the Investment Management Agreement due to a higher average amount of cash invested in the third quarter of 2026 as compared to the third quarter of 2025.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $3.1 million to $18.0 million in the third quarter of 2026 from $14.9 million in the third quarter of 2025. The increase in the third quarter of 2026, as compared to the prior-year period, was primarily attributable to lower maintenance capital expenditures and higher sales volume.
EBITDA. EBITDA increased by $2.2 million to $128.3 million in the third quarter of 2026 from $126.1 million in the third quarter of 2025. The increase was primarily due to higher third-party ethylene and co-product sales prices and sales volumes in the third quarter of 2026 compared to the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Net Sales. Net sales increased by $73.6 million, or 8.7%, to $917.2 million in the nine months ended September 30, 2026 from $843.6 million in the nine months ended September 30, 2025. The increase in net sales in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to higher sales volumes to Westlake and third parties, as well as higher co‑product sales volumes to third parties, partially offset by lower average sales prices to Westlake. Net sales in the nine months ended September 30, 2025 included a Buyer Deficiency Fee from Westlake of $13.6 million. Excluding the effect of the Buyer Deficiency Fee, the higher sales volumes in the nine months ended September 30, 2026 contributed to a 13.9% increase in net sales compared to the nine months ended September 30, 2025. Lower average sales prices in the nine months ended September 30, 2026 contributed to a 3.3% decrease in net sales compared to the nine months ended September 30, 2025.
Gross Profit. Gross profit increased to $292.5 million in the nine months ended September 30, 2026 from $251.0 million in the nine months ended September 30, 2025. Gross profit margin in the nine months ended September 30, 2026 was 31.9%, as compared to 29.8% in the nine months ended September 30, 2025. The higher gross profit margin was primarily due to higher production and sales volumes and lower feedstock costs, partially offset by higher fuel costs in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 8.5%, to $23.0 million in the nine months ended September 30, 2026 as compared to $21.2 million in the nine months ended September 30, 2025. The increase was mainly attributable to higher service costs in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Interest Expense—Westlake. Interest expense of $15.3 million in the nine months ended September 30, 2026 decreased from $17.4 million in the nine months ended September 30, 2025 mainly due to lower interest rates on the outstanding debt in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Other Income, net. Other income, net decreased to $1.3 million in the nine months ended September 30, 2026 from $2.2 million in the nine months ended September 30, 2025, primarily due to a decrease in interest earned on investments with Westlake under the Investment Management Agreement due to a lower average amount of cash invested and lower interest rates in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
MLP Distributable Cash Flow. MLP distributable cash flow increased by $18.9 million to $53.5 million in the nine months ended September 30, 2026 from $34.6 million in the nine months ended September 30, 2025. The increase was primarily attributable to higher production and sales volumes and lower maintenance capital expenditures in the nine months ended September 30, 2026 as a result of the prior year's Petro 1 turnaround.
EBITDA. EBITDA increased by $46.7 million to $372.2 million in the nine months ended September 30, 2026 from $325.5 million in the nine months ended September 30, 2025. The increase was primarily due to higher sales volumes, partially offset by the effect of lower average sales prices to Westlake in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

CASH FLOW DISCUSSION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Operating Activities
Operating activities provided cash of $362.2 million in the first nine months of 2026 compared to cash provided by operating activities of $160.1 million in the first nine months of 2025. The $202.1 million increase in cash flows from operating activities was mainly due to higher income from operations in the first nine months of 2026 as compared to the first nine months of 2025, a favorable impact in the first nine months of 2026 as compared to the first nine months of 2025 when significant cash was used in connection with the 2025 Petro 1 turnaround and an increase in cash provided by working capital changes. Changes in components of working capital resulted in cash inflow of $0.1 million in the first nine months of 2026 as compared to $26.2 million of cash used in the first nine months of 2025, resulting in an overall favorable change of $26.3 million. The favorable change in working capital was mainly attributable to a favorable change in net accounts receivable—Westlake, primarily due to the collection of the 2025 Buyer Deficiency Fee in 2026 and lower average sales prices. This favorable change was partially offset by unfavorable changes in accounts receivable—third parties and in accounts payable—third parties and accrued and other liabilities in the first nine months of 2026.
Investing Activities
Net cash used for investing activities in the first nine months of 2026 was $71.7 million as compared to net cash provided by investing activities of $50.0 million in the first nine months of 2025, resulting in an overall unfavorable change of $121.7 million in investing cash flows. During the first nine months of 2026, there were investments of $42.0 million with Westlake and no maturities of investments with Westlake under the Investment Management Agreement, whereas during the first nine months of 2025, there were no investments with Westlake and there were maturities of $120.0 million. Capital expenditures decreased to $29.7 million in the first nine months of 2026 as compared to $70.0 million in the first nine months of 2025 due to the 2025 Petro 1 turnaround. Capital expenditures in the first nine months of 2026 and 2025 were primarily related to projects to increase production capacity or reduce costs, maintenance costs and safety and environmental projects at our facilities.
Financing Activities
Net cash used for financing activities in the first nine months of 2026 was $287.1 million as compared to net cash used for financing activities of $230.5 million in the first nine months of 2025. The cash outflows in the first nine months of 2026 were related to distributions of $237.3 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership. The cash outflows in the first nine months of 2025 were related to distributions of $180.6 million to the noncontrolling interest retained in OpCo by Westlake and of $49.8 million to unitholders by the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financing Arrangements
Pursuant to the terms of the Equity Distribution Agreement, entered into in October 2018 and amended in February 2020, among the Partnership and various investment banks, the Partnership may offer and sell the Partnership's common units from time to time to or through the investment banks, as the Partnership's sales agents or as principals, having an aggregate offering amount of up to $50.0 million (the "ATM Program"). The Partnership intends to use the net proceeds of sales of the common units, if any, for general partnership purposes, which may include the funding of potential drop-downs and other acquisitions. No common units had been issued under the ATM Program as of September 30, 2026.
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
On November 2, 2026, the board of directors of Westlake Chemical Partners GP LLC, our general partner, approved a quarterly distribution of $0.4714 per common unit payable on December 1, 2026 to unitholders of record as of November 13, 2026, which equates to a total amount of approximately $16.6 million per quarter, or approximately $66.5 million per year in aggregate, based on the number of common units outstanding on September 30, 2026. We do not have a legal or contractual obligation to pay distributions on a quarterly basis or any other basis at our minimum quarterly distribution rate or any other rate.
Capital Expenditures
Westlake has historically funded expansion capital expenditures related to Lake Charles Olefins and Calvert City Olefins. No such funding was required by OpCo during the nine months ended September 30, 2026 and 2025. Total capital expenditures for the nine months ended September 30, 2026 and 2025 were $29.7 million and $70.0 million, respectively. We expect that Westlake will loan additional cash to OpCo to fund its expansion capital expenditures in the future, but Westlake is under no obligation to do so.
Cash and Cash Equivalents
As of September 30, 2026, our cash and cash equivalents totaled $47.6 million. In addition, we have cash invested under the Investment Management Agreement (as described below) and a revolving credit facility with Westlake available to supplement cash if needed, as described under "Indebtedness" below.
In August 2017, the Partnership, OpCo and Westlake executed the Investment Management Agreement that authorizes Westlake to invest the Partnership's and OpCo's excess cash with Westlake for durations of up to a maximum of nine months. Per the terms of the Investment Management Agreement, the Partnership earns a market return plus five basis points and Westlake provides daily availability of the invested cash to meet any liquidity needs of the Partnership or OpCo. The Partnership had a $65.7 million receivable under the Investment Management Agreement at September 30, 2026.
Indebtedness
OpCo Revolver
In connection with the IPO, OpCo entered into a $600.0 million revolving credit facility with an affiliate of Westlake, as amended in June 2017, September 2018, July 2022 and July 2026 (the "OpCo Revolver") that may be used to fund growth projects and working capital needs. The OpCo Revolver is scheduled to mature on July 11, 2031. On July 8, 2026, OpCo entered into the Third Amendment (the "OpCo Revolver Amendment") to the OpCo Revolver. The OpCo Revolver Amendment extended the maturity date to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the OpCo Revolver's SOFR-based interest rate. Borrowings under the OpCo Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. As of September 30, 2026, outstanding borrowings under the OpCo Revolver totaled $22.6 million and bore interest at SOFR plus the Applicable Margin, which is accrued in arrears quarterly.

MLP Revolver
In 2015, we entered into a senior, unsecured revolving credit agreement with an affiliate of Westlake, as amended in August and November 2017, March 2020, July 2022 and July 2026 (the "MLP Revolver"). The MLP Revolver has a borrowing capacity of $600.0 million and is scheduled to mature on July 11, 2031. On July 8, 2026, the Partnership entered into the Fifth Amendment (the "MLP Revolver Amendment") to the MLP Revolver. The MLP Revolver Amendment extended the maturity date to July 11, 2031 and removed the 0.10% credit spread adjustment that had previously applied to the MLP Revolver's SOFR-based interest rate. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The MLP Revolver provides that we may pay all or a portion of the interest on any borrowings in kind, in which case any such amounts would be added to the principal amount of the loan. The MLP Revolver requires that we maintain a Consolidated Leverage Ratio of either (1) during any one-year period following certain types of acquisitions (including acquisitions of additional interests in OpCo), 5.50:1.00 or less, or (2) during any other period, 4.50:1.00 or less. The MLP Revolver also contains certain other customary covenants. The repayment of borrowings under the MLP Revolver is subject to acceleration upon the occurrence of an event of default. As of September 30, 2026, outstanding borrowings under the MLP Revolver totaled $377.1 million and bore interest at SOFR plus the Applicable Margin, which is accrued in arrears quarterly. We intend to use the MLP Revolver to purchase additional limited partnership interests in OpCo in the future, in the event OpCo desires to sell such additional interests to us, for other acquisitions and for general partnership purposes.
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
•timing, amounts, funding and results of capital expenditures;
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
A substantial portion of the Partnership's products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. However, our direct exposure to commodity price risk is limited to approximately 5.0% of our total ethylene production, which is the portion sold to third parties. We believe we have substantially mitigated our indirect exposure to commodity price fluctuation during the term of the Ethylene Sales Agreement through the minimum purchase commitment and the cost-plus based pricing. Additionally, we may use derivative instruments to reduce price volatility risk on feedstocks and ethylene associated with the production and sales to third parties. We did not have any open derivative positions at September 30, 2026.
Interest Rate Risk
We are exposed to interest rate risk with respect to our outstanding debt, all of which is variable rate debt. At September 30, 2026, we had variable rate debt of $399.7 million outstanding, all of which was owed to wholly-owned subsidiaries of Westlake. On July 8, 2026, OpCo entered into the OpCo Revolver Amendment and the Partnership entered into the MLP Revolver Amendment. These amendments extended the maturity dates of the OpCo Revolver and the MLP Revolver from July 12, 2027 to July 11, 2031 and removed the 0.10% credit spread adjustments that had previously applied to the SOFR‑based interest rates under the OpCo Revolver and the MLP Revolver. Borrowings under the OpCo Revolver bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the OpCo Revolver is 1.75%. Borrowings under the MLP Revolver now bear interest at a variable rate of either (a) SOFR plus the Applicable Margin or, if SOFR is no longer available, (b) the Alternate Base Rate plus the Applicable Margin minus 1.0%. The Applicable Margin under the MLP Revolver varies between 1.75% and 2.75%, depending on the Partnership's Consolidated Leverage Ratio. The weighted average variable interest rate of our debt as of September 30, 2026 was 5.5%. We will continue to be subject to interest rate risk with respect to our variable rate debt as well as the risk of higher interest cost if and when this debt is refinanced. A hypothetical increase in our average interest rate on variable rate debt by 100 basis points would increase our annual interest expense by approximately $4.0 million, of which $3.8 million would relate to the MLP Revolver and $0.2 million would relate to the OpCo Revolver based on the September 30, 2026 debt balance.
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
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the three months ended September 30, 2026, no director or officer of the Partnership's general partner adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

3.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP dated as of November 16, 2017 (incorporated by Reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K, filed on November 16, 2017, File No. 001-36567).

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Westlake Chemical Partners LP (incorporated by reference to Exhibit 3.1 to Westlake Chemical Partners LP's Current Report on Form 8-K filed on July 30, 2018 (File No. 001-36567)).

3.5
Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP (incorporated by reference to Exhibit 10.7 to Westlake Chemical Partners LP's Current Report on Form 8-K (File No. 001-36567) filed on August 8, 2014).

3.6
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Westlake Chemical OpCo LP dated as of December 1, 2017 (File No. 001-36567) (incorporated by reference to Exhibit 3.4 to Westlake Chemical Partners LP's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-36567) filed on March 1, 2018).

10.1
Third Amendment to Amended and Restated Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (File No. 001-36567) filed on August 5, 2026).

10.2
Fifth Amendment to Senior Unsecured Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to Westlake Chemical Partners LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (File No. 001-36567) filed on August 5, 2026).

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

WESTLAKE CHEMICAL PARTNERS LP

Date:	November 4, 2026	By:	/S/ JEAN-MARC GILSON
Jean-Marc Gilson
President, Chief Executive Officer and Director of Westlake Chemical Partners GP LLC (Principal Executive Officer)

Date:	November 4, 2026	By:	/S/ JONATHAN BAKSHT
Jonathan Baksht
Senior Vice President, Chief Financial Officer and Director of Westlake Chemical Partners GP LLC (Principal Financial Officer)